Form 10-Q
period 2006-06-30
Volcano CORP
filed 2006-08-09
CIK 1354217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number [000-52045]
Volcano Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0928885
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

2870 Kilgore Road, Rancho Cordova, California	95670
(Address of Principal Executive Offices)	(Zip Code)
(800) 228-4728
(Registrant’s telephone number, including area code)
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
      Large Accelerated Filer ☐          Accelerated Filer ☐          Non-accelerated Filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐          No ☑
      Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 7, 2006
Common stock, $0.001 par value	33,012,890

VOLCANO CORPORATION
Form 10-Q
For the Quarterly Period Ended June 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
VOLCANO CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	December 31,	June 30,
	2005	2006

Assets
Current assets:
Cash and cash equivalents	$15,219	$30,625
Accounts receivable, net	16,001	15,709
Inventories	10,155	10,764
Prepaid expenses and other current assets	1,416	1,013

Total current assets	42,791	58,111
Restricted cash	309	348
Property and equipment, net	9,885	8,984
Intangible assets, net	14,645	13,183
Other non-current assets	838	340

	$68,468	$80,966

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$11,119	$6,336
Accrued compensation	4,437	4,933
Accrued expenses and other current liabilities	4,955	3,850
Deferred revenues	2,173	1,669
Current maturities of long-term debt	3,114	2,397

Total current liabilities	25,798	19,185
Long-term debt	27,236	1,203
Deferred license fee from a related party	1,625	1,500
Other	217	267

Total liabilities	54,876	22,155
Commitments and contingencies (Note 5)
Convertible preferred stock, 19,915 shares issued and outstanding at December 31, 2005 and no shares issued and outstanding at June 30, 2006	63,060	—
Stockholders’ equity (deficit):
Preferred stock, par value $0.001; 20,109 and 10,000 shares authorized at December 31, 2005 and June 30, 2006, respectively and no shares issued and outstanding
Common stock, par value of $0.001; 34,500 and 250,000 shares authorized at December 31, 2005 and June 30, 2006, respectively; 3,883 and 33,007 shares issued and outstanding at December 31, 2005 and June 30, 2006, respectively	4	33
Additional paid-in capital	8,443	124,772
Deferred stock compensation	(2,888)	—
Accumulated other comprehensive income (loss)	392	(38)
Accumulated deficit	(55,419)	(65,956)

Total stockholders’ equity (deficit)	(49,468)	58,811

	$68,468	$80,966

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2006	2005	2006

Revenues	$23,783	$25,863	$40,250	$45,735
Cost of revenues	12,180	11,468	19,339	19,688

Gross profit	11,603	14,395	20,911	26,047
Operating expenses:
Selling, general and administrative	8,471	11,613	16,545	23,258
Research and development	3,398	4,317	6,275	8,870
Amortization of intangibles	759	777	1,510	1,551

Total operating expenses	12,628	16,707	24,330	33,679

Operating loss	(1,025)	(2,312)	(3,419)	(7,632)
Interest expense	(1,364)	(2,454)	(2,678)	(3,766)
Interest and other income (expense), net	(271)	589	(396)	880

Loss before provision for income taxes	(2,660)	(4,177)	(6,493)	(10,518)
Provision (benefit) for income taxes	12	(14)	20	19

Net loss	$(2,672)	$(4,163)	$(6,513)	$(10,537)

Net loss per share — basic and diluted	$(0.40)	$(0.41)	$(0.98)	$(1.24)

Weighted-average shares outstanding — basic and diluted	6,652	10,077	6,624	8,493

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2006	2005	2006

Net loss	$(2,672)	$(4,163)	$(6,513)	$(10,537)
Other comprehensive income (loss):
Foreign currency translation adjustments	225	(317)	306	(430)

Comprehensive loss	$(2,447)	$(4,480)	$(6,207)	$(10,967)

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(Unaudited)

	Designated		Designated		Designated
	Series A		Series B		Series C
	Convertible		Convertible		Convertible							Accumulated	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Deferred		Other	Stockholders’
									Paid-In	Stock	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	(Deficit)

Balance at December 31, 2005	2,304	$2,304	14,949	$45,392	2,662	$15,364	3,883	$4	$8,443	$(2,888)	$(55,419)	$392	$(49,468)
Net loss	—	—	—	—	—	—	—	—	—	—	(10,537)	—	(10,537)
Reversal of deferred stock compensation upon adoption of SFAS 123(R)	—	—	—	—	—	—	—	—	(2,888)	2,888	—	—	—
Issuance of common stock under stock option plans	—	—	—	—	—	—	83	—	37	—	—	—	37
Employee stock-based compensation cost	—	—	—	—	—	—	—	—	1,351	—	—	—	1,351
Non-employee stock-based compensation cost	—	—	—	—	—	—	—	—	271	—	—	—	271
Common stock issued in connection with initial public offering	—	—	—	—	—	—	7,820	8	54,519	—	—	—	54,527
Conversion of convertible preferred stock	(2,304)	(2,304)	(14,949)	(45,392)	(2,662)	(15,364)	18,123	18	63,042	—	—	—	63,060
Exercise of warrants	—	—	—	—	—	—	3,098	3	(3)	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	(430)	(430)

Balance at June 30, 2006	—	$—	—	$—	—	$—	33,007	$33	$124,772	$—	$(65,956)	$(38)	$58,811

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2005	2006

Operating activities
Net loss	$(6,513)	$(10,537)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,315	4,839
Amortization of debt discount and deferred financing fees	411	1,621
Interest capitalized as debt principal	1,801	1,973
Non-cash stock-based compensation expense	1,095	1,485
Loss (gain) on foreign exchange	620	(706)
Gain on sale of long-lived assets	—	(24)
Changes in operating assets and liabilities:
Accounts receivable	(3,044)	626
Inventories	(481)	(394)
Prepaid expenses and other assets	231	758
Accounts payable	697	(4,589)
Accrued compensation	213	462
Accrued expenses and other liabilities	771	(1,088)
Deferred revenues	1,207	(527)
Deferred license fee from a related party	(125)	(125)

Net cash provided by (used in) operating activities	198	(6,226)
Investing activities
Cash paid for other intangibles	(272)	(89)
Proceeds from sale of long-lived assets	—	50
Capital expenditures	(3,183)	(2,538)

Net cash used in investing activities	(3,455)	(2,577)
Financing activities
Proceeds from initial public offering, net	—	54,527
Proceeds from issuance of long-term debt	500	—
Repayment of long-term debt	(1,009)	(30,336)
Proceeds from issuance of short-term debt	—	750
Repayment of short-term debt	—	(750)
Proceeds from issuance of convertible preferred stock, net of issuance costs	15,106	—
Proceeds from exercise of common stock options	31	26
Increase in restricted cash	(84)	(32)

Net cash provided by financing activities	14,544	24,185
Effect of exchange rate changes on cash and cash equivalents	(79)	24

Net increase in cash and cash equivalents	11,208	15,406
Cash and cash equivalents, beginning of period	11,438	15,219

Cash and cash equivalents, end of period	$22,646	$30,625

Supplemental disclosures
Interest capitalized as debt principal	$1,801	$1,973
Cash paid for interest	466	172
Cash paid for income taxes	32	66
Non-cash investing and financing activities:
Preferred stock converted into common stock upon initial public offering	—	63,060
See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Nature of Operations
Volcano Corporation (the Company) is engaged in the manufacture, sale, discovery, development and commercialization of products for the diagnosis of atherosclerosis in the coronary arteries and peripheral vascular system. All significant intercompany balances and transactions have been eliminated in consolidation.
The accompanying financial information as of June 30, 2006 and for the three and six months ended June 30, 2005 and 2006 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The December 31, 2005 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2005 included in the Company’s Registration Statement filed on Form S-1, as amended, which was declared effective by the Securities and Exchange Commission on June 14, 2006 (SEC File No. 333-132678).
In the opinion of management, the unaudited financial information as of June 30, 2006 and for the three and six months ended June 30, 2005 and 2006 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Reverse Stock Split
On May 22, 2006, the Company’s Board of Directors and stockholders approved a 1-for-1.1 reverse split of the Company’s common stock and, on May 24, 2006, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation effecting the reverse split. All common share and per share amounts retroactively reflect the reverse stock split. Except as otherwise noted, references to preferred stock do not reflect the reverse stock split, as the conversion price for each series of preferred stock and the number of shares of common stock into which each share of preferred stock is convertible were adjusted, in accordance with the terms and conditions of such series of preferred stock, upon the filing of the Certificate of Amendment to reflect the reverse stock split.
Concentrations of Credit Risk
Fukuda Denshi Co., Ltd., a distributor in Japan, accounted for 31% and 19% of the Company’s revenues in the six months ended June 30, 2005 and 2006, respectively, and 30% and 11% of the Company’s trade receivables as of December 31, 2005 and June 30, 2006, respectively. At June 30, 2006, Goodman Company, Ltd., a distributor in Japan, accounted for 11% of the Company’s trade receivables. No other single customer accounted for more than 10% of the Company’s revenues for any period presented and at December 31, 2005 and June 30, 2006 no other single customer accounted for more than 10% of the Company’s trade receivables.

VOLCANO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock-Based Compensation
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123(R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB No. 107) relating to SFAS No. 123(R) and the Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). Prior to January 1, 2006, the Company accounted for share-based payments using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). In accordance with APB No. 25, stock-based compensation expense had been recognized only when the fair market value of the Company’s stock options granted to employees and directors was greater than the exercise price of the underlying stock at the date of grant.
The Company adopted SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, stock-based compensation cost recognized in the three and six months ended June 30, 2006 includes stock-based compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and stock-based compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. In accordance with the modified-prospective transition method, prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). See Note 6 Stockholders’ Equity (Deficit) for additional information.
Product Warranty Costs
The Company offers a one-year warranty for parts and labor on its products commencing upon the transfer of title and risk of loss to the customer. The Company accrues the estimated cost of product warranties at the time revenue is recognized based on historical results. The warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from these estimates, revisions to the estimated warranty liability would be required. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

VOLCANO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accrued warranty liability is included in accrued expenses and other current liabilities in the consolidated balance sheets. The change in the accrued warranty liability for the six months ended June 30, 2005 and 2006 is summarized in the following table (in thousands):

	Six Months
	Ended
	June 30,

	2005	2006

Balance at beginning of period	$203	$359
Warranties issued	228	358
Settlements	(200)	(296)

Balance at end of period	$231	$421

Net Loss Per Share
Basic and diluted net loss per share is presented in accordance with SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing consolidated net loss by the weighted-average number of common shares outstanding during the period. Shares issuable upon exercise of warrants to purchase common stock, which require little or no cash consideration from the holder are included in basic net loss per share using the treasury stock method. Warrants to purchase an aggregate of up to 3,091,216 shares of the Company’s common stock at an exercise price of $0.011 have been reflected in the calculation of basic and diluted net loss per share using the treasury stock method until their date of exercise in June 2006. The Company’s potential dilutive shares, which include outstanding common stock options, convertible preferred stock and warrants other than those described in the preceding sentence, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share.
The basic and diluted net loss per share calculations for the three and six months ended June 30, 2005 and 2006 are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2006	2005	2006

Net loss	$(2,672)	$(4,163)	$(6,513)	$(10,537)

Denominator for historical basic and diluted and pro forma basic and diluted net loss per share:
Weighted-average common shares outstanding:	3,567	7,362	3,539	5,593
Shares issuable upon exercise of certain warrants	3,085	2,715	3,085	2,900

Shares used for historical basic and diluted net loss per share	6,652	10,077	6,624	8,493

Basic and diluted net loss per share	$(0.40)	$(0.41)	$(0.98)	$(1.24)

VOLCANO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth potential shares of common stock, as of each period end, that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive (in thousands):

	June 30,

	2005	2006

Stock options outstanding	3,993	5,011
Warrants to purchase stock	226	213
Unvested common stock subject to repurchase	128	58
Convertible preferred stock	18,123	—

2.	FINANCIAL STATEMENT DETAILS
Inventories
Inventories consist of the following (in thousands):

	December 31,	June 30,
	2005	2006

Finished goods	$3,980	$2,643
Work-in-process	2,261	3,690
Raw materials	3,914	4,431

Total	$10,155	$10,764

3.	DEBT AND CREDIT FACILITIES AND WARRANTS
The Company’s outstanding debt, including current maturities, was $30,350,000 and $3,600,000 at December 31, 2005 and June 30, 2006, respectively.
Revolving Credit Facility
The Company has a revolving credit facility agreement, for an amount not to exceed $10,000,000 with a bank. In April 2006, the revolving credit facility was amended and renewed for a one-year term and in July 2006, the revolving credit facility was further amended. Certain terms in the revolving credit facility have been modified, including the borrowing base and interest rate calculations and the covenant requirements and the term has been extended to May 31, 2007. As of June 30, 2006, borrowings under the revolving credit facility, as amended in April 2006, are limited to a predetermined percentage of eligible receivables, plus $3,000,000 less amounts outstanding under letters of credit, a foreign exchange reserve and the aggregate amount of cash utilization services, which are subject to sub-limits of $1,000,000, $1,000,000 and $500,000, respectively. The revolving credit facility bears interest at the bank’s prime rate plus 0.50% (8.75% at June 30, 2006), or if certain financial tests are not satisfied, at the bank’s prime rate plus 1.00%. At June 30, 2006, the Company had no borrowings and $8,927,000 was available under the revolving credit facility.
Effective with the quarter ending September 30, 2006, borrowings under the revolving credit facility, as amended in July 2006, are limited to $10,000,000, less amounts outstanding under letters of credit, a foreign exchange reserve and the aggregate amount of cash utilization services, which are subject to sub-limits of $1,000,000, $1,000,000 and $500,000, respectively. The revolving credit facility bears interest at the bank’s prime rate plus 0.50%. The revolving credit facility is secured by substantially all of the Company’s tangible assets and certain of its intangible assets.

VOLCANO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Senior Subordinated Debt
Pursuant to a subordinated debt agreement entered into in December 2003, the Company repaid the outstanding balance of $29,189,000 on its senior subordinated notes, as required, with the proceeds from its initial public offering. As a result, the Company recorded a charge, included in interest expense, of $1,246,000 in the three months ended June 30, 2006 related to the write-off of unamortized debt discount and deferred financing fees.
Warrants
Warrants to purchase 3,103,943 shares of the Company’s common stock with a weighted-average exercise price of $0.015 per share were, by their terms, automatically exercised on a cash-less basis upon the closing of the Company’s initial public offering and resulted in the net issuance of 3,097,943 shares of its common stock.
Key Covenants
The Company’s debt agreements include several covenants that place restrictions on the incurrence of debt and liens, capital expenditures, the payment of dividends and mergers involving the Company. Other covenants require the Company to meet certain defined profitability goals and to maintain a certain minimum quick ratio. Under the revolving credit facility, as amended in April 2006, the minimum quick ratio requirement was lowered and the maximum net loss amount was increased for the quarter ended June 30, 2006. Under the revolving credit facility, as amended in July 2006, the minimum quick ratio requirement was raised to 1.50 to 1 and the maximum net loss amount was lowered to $2,500,000 effective with the quarter ending September 30, 2006 and to $1,500,000 effective with the quarters ending December 31, 2006 and March 31, 2007. The Company was in compliance with all covenants and limitations included in the provisions of its loan agreements and credit facility, as amended, as of June 30, 2006.

4.	INTANGIBLE ASSETS
Intangible assets consist of developed technology, customer relationships, licenses, and patents and trademarks, which are amortized using the straight-line method over periods ranging from three to ten years, representing the estimated useful lives of the assets. During the six months ended June 30, 2006, the Company recorded intangible asset additions of $89,000 related to internally developed patents and trademarks. During the six months ended June 30, 2005, the Company recorded intangible asset additions of $272,000, which is comprised of $125,000 for acquired licenses, $132,000 for internally developed patents and trademarks and $15,000 for other intangible assets.
Intangible assets subject to amortization, by major class, consist of the following (in thousands):

	December 31, 2005			June 30, 2006

		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Developed technology	$12,469	$4,796	$7,673	$12,469	$5,755	$6,714
Licenses	7,034	1,905	5,129	7,034	2,313	4,721
Customer relationships	1,674	644	1,030	1,674	773	901
Patents and trademarks	951	138	813	1,040	193	847

	$22,128	$7,483	$14,645	$22,217	$9,034	$13,183

The weighted-average amortization period at June 30, 2006 was seven and one-half years in total and was six and one-half years for developed technology and customer relationships and nine and one-half years for licenses, patents and trademarks. Amortization of intangibles for the three and six months

VOLCANO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ended June 30, 2005 was $759,000 and $1,510,000, respectively and for the three and six months ended June 30, 2006 was $777,000 and $1,551,000, respectively.
At June 30, 2006, amortization expense is expected to be as follows (in thousands):

2006 (six months)	$1,553
2007	2,988
2008	2,944
2009	2,944
2010	768
Thereafter	1,986

$13,183

5.	COMMITMENTS AND CONTINGENCIES

Litigation
The Company is party to various claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred and were not material in any period reported. Additionally, the Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. The Company believes that the ultimate disposition of these matters will not have a material impact on the Company’s results of operations, financial position or cash flows.

Purchase Commitments
The Company has obligations under non-cancelable purchase commitments, primarily for production materials. As of June 30, 2006, the future minimum payments under these non-cancelable purchase commitments, all requiring payment in 2006, totaled $5,774,000.

Indemnification
The Company’s supplier, distributor and collaboration agreements generally include certain provisions for indemnification against liabilities if the Company’s products are recalled, infringe a third-party’s intellectual property rights or cause bodily injury due to alleged defects in the Company’s products. In addition, the Company has agreements with its Board of Directors, its President and Chief Executive Officer and its Chief Financial Officer indemnifying them against liabilities arising from actions taken against the Company. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

6.	STOCKHOLDERS’ EQUITY (DEFICIT)
In May 2006, the Company’s stockholders approved a resolution to increase the number of authorized shares of the Company’s common and preferred stock to 250,000,000 and 10,000,000, respectively, and to increase the number of shares subject to the Company’s 2005 equity compensation plan by 2,272,727 shares to a new total of 8,162,558. As of June 30, 2006, the Company has reserved 5,010,970 shares and 213,054 shares of its common stock for the issuance of options granted under the Company’s stock option plans and the exercise of common stock warrants, respectively. The increase to the authorized shares became effective upon the consummation of the Company’s initial public offering.

VOLCANO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stockholders Rights Plan
In May, 2006, the Company’s stockholders approved a stockholders rights plan and a classified board of directors with staggered terms of election. Pursuant to the stockholder rights plan, the Company will declare and pay a dividend of one right for each share of common stock. Unless redeemed by the Company prior to the time the rights are exercised, upon the occurrence of certain events, the rights will entitle the holders to receive shares of the Company’s preferred stock, or shares of an acquiring entity. The stockholders rights plan and the classified board of directors became effective upon the consummation of the Company’s initial public offering.

Initial Public Offering
On June 20, 2006, the Company sold 7,820,000 shares of common stock, including 1,020,000 shares sold pursuant to the exercise of the underwriters’ over-allotment, in an initial public offering for aggregate gross proceeds of $62,560,000. After deducting offering expenses and underwriters’ commissions and discounts, the Company received net proceeds of approximately $54,527,000. Upon completion of the initial public offering, all 19,915,440 shares of convertible preferred stock converted into common stock at a 1-to-0.91 conversion ratio and warrants to purchase 3,103,943 shares of the Company’s common stock were, by their terms, automatically exercised on a cash-less basis upon the closing of the offering, resulting in the net issuance of 3,097,943 shares of common stock.

Stock-Based Compensation
As of June 30, 2006, the Company has granted options under the 2005 Equity Compensation Plan (the 2005 Plan) and the 2000 Long Term Incentive Plan (the 2000 Plan) under which a maximum aggregate number of 8,162,558 shares of the Company’s common stock may be issued or transferred to employees, non-employee directors and consultants of the Company. Effective October 2005, all options will be granted under the 2005 Plan. Options previously granted under the 2000 Plan that are cancelled or expire will increase the shares available for grant under the 2005 Plan. The terms of grant vary by plan and as of June 30, 2006, 2,342,236 shares remained available to grant.
In the six months ended June 30, 2005, the Company accelerated vesting on certain non-employee options representing options to purchase 84,545 shares of the Company’s common stock. In connection with accelerating the vesting of these options, the Company recorded charges totaling $412,000 in the accompanying statement of operations. Of that amount, $34,000 was recorded in research and development and $378,000 was recorded in selling, general and administrative.
The following table sets forth stock-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2006	2005	2006

Cost of revenues	$65	$68	$128	$136
Selling, general and administrative	207	601	794	1,107
Research and development	74	127	173	242
Included in the table above is $135,000 and $271,000 of stock-based compensation expense related to non-employees in the three and six months ended June 30, 2006, respectively and $64,000 and $549,000 in the three and six months ended June 30, 2005, respectively.
On January 1, 2006, the Company adopted SFAS No. 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. In March 2005, the Securities and Exchange Commission issued

VOLCANO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SAB No. 107 relating to SFAS No. 123(R) and the Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). Prior to January 1, 2006, the Company accounted for share-based payments using the intrinsic value method in accordance with APB No. 25, and related Interpretations, as permitted by SFAS No. 123. In accordance with APB No. 25, stock-based compensation expense had been recognized only when the fair market value of the Company’s stock options granted to employees and directors was greater than the exercise price of the underlying stock at the date of grant.
The Company adopted SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, stock-based compensation cost recognized in the three and six months ended June 30, 2006 includes stock-based compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and stock-based compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. In accordance with the modified-prospective transition method, prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).
As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net loss for the three and six months ended June 30, 2006 is $415,000 and $762,000 higher, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25 as it did in the comparable prior year periods. Basic and diluted net loss per share for the three and six months ended June 30, 2006 is $0.04 and $0.09 higher, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25 as it did in the comparable prior year periods. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets and its net operating loss carryforwards. The total compensation cost capitalized in inventory was $138,000 as of June 30, 2006.
The Company uses the Black-Scholes-Merton option-pricing model (“Black-Scholes model”), which was also used to determine the Company’s pro forma information required under SFAS No. 123 prior to the adoption of SFAS No. 123(R). Option valuation models require the input of highly subjective assumptions including the expected life of the stock-based award and the expected stock price volatility. The assumptions discussed here represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the recorded and pro forma stock-based compensation expense could have been materially different. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from the estimate, the stock-based compensation expense could be materially different.
Prior to adopting the provisions of SFAS No. 123(R), the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to APB No. 25 and provided the required pro forma disclosures of SFAS No. 123. Had compensation expense for the Company’s stock option plans been determined based upon the fair value at the grant

VOLCANO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
date for awards under the plans using market-based option valuation models, net loss would have been as follows (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net loss as reported	$(2,672)	$(6,513)
Add: Total stock-based employee compensation determined under APB No. 25 and included in reported net loss	283	546
Deduct: Total stock-based employee compensation determined under fair value based method	(342)	(630)

Pro forma net loss	$(2,731)	$(6,597)

Basic and diluted net loss per share:
As reported	$(0.40)	$(0.98)

Pro forma	$(0.41)	$(1.00)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions:

	Three Months Ended
	June 30,		Six Months Ended June 30,

	2005	2006	2005	2006

Risk-free interest rate	3.8%	5.0%	3.8%	4.6% to 5.0%
Expected life (years)	5	4.75	5	4.75
Estimated volatility	75%	55%	75%	55% to 61%
Expected dividends	None	None	None	None
Risk-Free Interest Rate—The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury constant maturity securities with the same or substantially equivalent remaining term.
Expected Life—The Company’s expected life represents the period that the Company’s stock-based awards are expected to be outstanding. With the adoption of SFAS No. 123(R) on January 1, 2006, as permitted by SAB No. 107, the Company adopted a temporary “shortcut approach” to developing the estimate of the expected term of an employee stock option. Under this approach, the expected life is presumed to be the mid-point between the vesting date and the contractual end of the option grant. The “short-cut approach” is not permitted for options granted, modified or settled after December 31, 2007. Prior to the adoption of SFAS No. 123(R), expected life of the Company’s stock options was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its share-based awards.
Estimated Volatility—The Company uses the calculated volatility based upon the trading history and implied volatility of the common stock of comparable medical device companies in determining an estimated volatility when using the Black-Scholes option-pricing formula to determine the fair value of options granted.
Expected Dividends—The Company has not declared dividends. Therefore, the Company uses a zero value for the expected dividend value factor when using the Black-Scholes option-pricing formula to determine the fair value of options granted.
Estimated Forfeitures—When estimating forfeitures, the Company considers voluntary and involuntary termination behavior as well as analysis of actual option forfeitures.

VOLCANO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of the status of our non-vested shares as of June 30, 2006 and changes during the six months ended June 30, 2006 is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value

Non-vested shares at December 31, 2005	2,865,914	$3.08
Grants of options	236,759	5.64
Vested	(639,854)	2.36
Forfeitures or expirations	(82,808)	3.50

Non-vested shares at June 30, 2006	2,380,011	3.51

Option activity for the six months ended June 30, 2006 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Life	intrinsic value
	Shares	Price	(in years)	(in thousands)

Outstanding at December 31, 2005	4,940,838	$2.13
Grants of options	236,759	10.56
Exercises	(83,819)	0.31
Forfeitures or expirations	(82,808)	3.95

Outstanding and exercisable at June 30, 2006	5,010,970	2.53	7.5	$33,012

Vested and expected to vest as of June 30, 2006	4,804,648	2.37	7.5	$32,374

As required by SFAS No. 123(R), the Company made an estimate of expected forfeitures and is recognizing compensation cost only for those equity awards expected to vest.
The total intrinsic value of stock options exercised during the six months ended June 30, 2006 was $859,000 and represents the difference between the exercise price of the option and the estimated fair value of the Company’s common stock on the dates exercised. As of June 30, 2006, $6,383,000 of total unrecognized compensation cost related to stock options issued to employees is expected to be recognized over a weighted average term of 2.9 years.

7.	SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single reporting segment, specifically the manufacture, sale, discovery, development and commercialization of products for the diagnosis of atherosclerosis in the coronary arteries and peripheral vascular system. The Company does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, operating income or net income. In addition, the Company’s assets are primarily located in the United States and are not allocated to any specific region. The Company does not produce reports for, or measure the performance of, its geographic regions on any asset-based metrics. Therefore, geographic information is presented only for revenues.

VOLCANO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenues based on geographic location are summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2006	2005	2006

Revenues:
United States	$10,412	$13,969	$19,244	$23,885
Japan	8,789	5,751	13,187	11,059
Europe, the Middle East and Africa	3,889	5,233	6,757	8,917
Rest of world	693	910	1,062	1,874

	$23,783	$25,863	$40,250	$45,735

8.	RELATED PARTIES

Medtronic, Inc. and Its Affiliates
The Company has collaborations with Medtronic, Inc. and certain of its affiliates (collectively, Medtronic). In July 2003, the Company entered into agreements with Medtronic to provide a license to manufacture and market certain products incorporating the Company’s IVUS technology, technical guidance to develop products covered by the license, and certain supply rights related to the products covered by the license. The Company was paid a $2,500,000 license fee by Medtronic in exchange for the fully paid, royalty-free, perpetual, irrevocable, worldwide license. The license fee has been deferred and is being recognized as revenue over the estimated 10-year term of the agreement. The amount recorded in revenues totaled $63,000 during the three months ended June 30, 2005 and 2006, respectively, and $125,000 during the six months ended June 30, 2005 and 2006, respectively. At June 30, 2006, the amount deferred was $1,750,000, of which $250,000 was reflected in the current portion of deferred revenues. In addition, the Company recorded revenues related to the sale of a component of the Company’s IVUS catheter totaling $151,000 and $432,000 to Medtronic during the three and six months ended June 30, 2005, respectively, and $593,000 and $889,000 during the three and six months ended June 30, 2006. At December 31, 2005 and June 30, 2006, there was $93,000 and $344,000 due from Medtronic, respectively. The 2003 agreements with Medtronic also included an option to distribute agreement relating to certain other of the Company’s IVUS products not covered by the license described above. This option to distribute agreement provided Medtronic with the right to negotiate a new agreement with the Company for Medtronic to distribute certain IVUS products on terms to be mutually agreed upon by the parties upon the expiration, in June 2007, of the Company’s existing distribution agreement with Fukuda Denshi. The option to distribute agreement also provided that the terms of a new distribution agreement to be negotiated by Medtronic and the Company would be substantially similar to the terms of the existing distribution agreement with Fukuda. Under the option to distribute agreement, the Company was granted the right to terminate the agreement in the event that prior to December 31, 2006, the Company first consummated an initial public offering of shares of its common stock or sold all or substantially all of its assets, and then paid Medtronic a $2,000,000 termination fee.

VOLCANO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In January 2006, the Company and Medtronic entered into a termination agreement to terminate the option to distribute. The Company elected to terminate the option to distribute agreement because the Company believed it would gain greater flexibility in developing its product sales strategy in Japan if it did not have to consider the impact of Medtronic exercising the option to distribute or factor in the uncertainty of whether Medtronic would in fact exercise the option. In accordance with the termination agreement and in consideration of Medtronic agreeing to waive its right to the termination fee, the Company agreed to transfer to Medtronic an agreed amount of the Company’s inventory with a carrying value of approximately $315,000. In the six months ended June 30, 2006, $315,000 has been recorded in selling, general and administrative expense in the statement of operations in conjunction with the execution of this new agreement.
There were no other amounts due to or from a related party at December 31, 2005 or June 30, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements that may relate to, but are not limited to, expectations of future operating results or financial performance, capital expenditures, introduction of new products, regulatory compliance, plans for growth and future operations, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under Part II, Item 1A — “Risk Factors” and elsewhere in this report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.
Overview
We design, manufacture and commercialize a broad suite of intravascular ultrasound, or IVUS, and functional measurement, or FM, products that we believe enhance the diagnosis and treatment of vascular and structural heart disease. Our products seek to deliver all of the benefits associated with conventional IVUS and FM devices, while providing enhanced functionality and proprietary features that address the limitations associated with conventional forms of these technologies. As a result, we believe that our IVUS and FM products have the potential to become the standard of care to address the needs of patients, hospitals, physicians and third-party payors on a cost-effective basis.
We have corporate infrastructure in the United States and Europe, direct sales capabilities in the United States and a combination of direct sales and distribution relationships in international markets, including Japan, Europe, the Middle East and Africa, Canada, Asia Pacific and Latin America. Our corporate headquarters, located in Rancho Cordova, California, contains our worldwide manufacturing and research and development operations. We have sales offices in Alpharetta, Georgia and Tokyo, Japan, sales and distribution offices in Zaventem, Belgium, a third-party distribution facility in Chiba, Japan, a research and development facility in Cleveland, Ohio and an administrative office in San Diego, California.
We have focused on building our U.S. and international sales and marketing infrastructure to market our products to physicians and technicians who perform percutaneous interventional procedures in hospitals and to other personnel who make purchasing decisions on behalf of hospitals. We expanded our worldwide sales organization from 60 employees in July 2003 to 94 employees as of June 30, 2006, which included 78 direct sales representatives in the United States and Western Europe. In addition, we have expanded our distribution relationships to include 40 distributors covering 28 countries as of June 30, 2006.
Fukuda Denshi, an IVUS distributor in Japan, accounted for 19.2% of our revenues in the six months ended June 30, 2006 and 34.5% in fiscal 2005. In the first quarter of 2005, Goodman, formerly Boston Scientific’s distributor of its IVUS products in Japan, began to distribute our IVUS products in Japan through a sub-distribution agreement with Fukuda Denshi. Due to this new distribution relationship, we experienced a significant increase in orders for our IVUS consoles and catheters from Fukuda Denshi during 2005 as Goodman purchased initial inventory of our products to market to its over 1,100 interventional cardiology accounts. As a result of the significant order activity by Goodman, our revenues, including our mix of consoles and single-procedure disposable catheters, and the costs of those revenues in 2005 may not be comparable to other periods. Additionally, Fukuda Denshi transferred the Japanese regulatory approvals, or shonins, for our IVUS products to us on June 1, 2006. Due to the transfer, we are now able to sell directly to distributors in Japan as opposed to being required to sell our IVUS products only to Fukuda Denshi. As a result, for a portion of 2006, we will sell directly to Goodman and Fukuda Denshi and the percentage of our revenues attributable to Fukuda Denshi will decline.

In the six months ended June 30, 2006, 19.5% of our revenues and 13.8% of our operating expenses and in fiscal 2005, 16.6% of our revenues and 14.3% of our operating expenses were denominated in foreign currencies, primarily the Euro. As a result, we are subject to risks related to fluctuations in foreign currency exchange rates, which could affect our operating results in the future.
Our IVUS products are comprised of consoles, single-procedure disposable catheters and advanced functionality options. Our family of consoles includes the IVUS In-Vision Gold, or IVG, and the new PC-based s5. The s5 family of products is our primary console offering following its full commercial launch with real-time Virtual Histology in the second quarter of 2006. We are developing advanced functionality options including IVUS and angiographic image co-registration, and phased array and rotational catheter compatibility, which we intend to offer on all of our IVUS consoles. Our single-procedure disposable IVUS catheters only operate and interface with our family of IVUS consoles. We believe we are the only company worldwide that offers phased array catheters and, following our anticipated commercial launch in mid-2006 of our Revolution rotational IVUS catheter, we believe we will be the only company worldwide that offers both phased array and rotational catheters.
Our FM products consist of pressure and flow consoles and single-procedure disposable pressure and flow guide wires. Our FM consoles are mobile, proprietary and high speed electronic systems with different functionalities and sizes designed and manufactured to process and display the signals received from our guide wires.
We are developing customized cath lab versions of our consoles and advanced functionality options as part of our vfusion cath lab integration initiative. The significantly expanded functionality of our vfusion offering will allow for networking of patient information, control of IVUS and FM information at both the operating table and in the cath lab control room, as well as the capability for images to be displayed on standard cath lab monitors. We expect to continue to develop new products and technologies to expand our vfusion offering.
As of June 30, 2006, we had a worldwide installed base of over 1,500 IVUS consoles and over 700 FM consoles. We intend to grow and leverage this installed base to drive recurring sales of our single-procedure disposable catheters and guide wires. In the six months ended June 30, 2006, the sale of our single-procedure disposable catheters and guide wires accounted for $36.6 million, or 80.1% of our revenues, as compared to $29.8 million, or 74.0% of our revenues in the six months ended June 30, 2005. The lower revenues from single-procedure disposable catheters and guide wires as a percentage of our total revenue in the six months ended June 30, 2005 can be attributed to the volume of console orders from Goodman.
We manufacture our IVUS and FM consoles, IVUS catheters and FM guide wires at our facility in Rancho Cordova. We use third-party manufacturing partners to produce circuit boards and mechanical sub-assemblies used in the manufacture of our consoles. We also use third-party manufacturing partners for certain proprietary components used in the manufacture of our single-procedure disposable products. We perform incoming inspection on these circuit boards, mechanical sub-assemblies and components, assemble them into finished products, and test the final product to assure quality control.
In the six months ended June 30, 2006, our revenues were $45.7 million and our operating loss was $10.5 million. At June 30, 2006, our accumulated deficit was $66.0 million. Since our inception, we have not been profitable, and we expect to continue to incur net losses for the foreseeable future.
In March 2006, we entered into a supply and distribution agreement with GE, pursuant to which we are collaborating on the development and distribution of the s5i GE Innova IVUS console, which is our s5i IVUS imaging system console that is installed directly into a cath lab on a permanent basis and is able to be integrated with GE’s Innova system. Under the terms of the agreement, GE has been granted exclusive distribution rights worldwide, excluding Japan, for the s5i GE Innova IVUS console for a period of 12 months, subject to minimum purchase forecasts, and non-exclusive distribution rights thereafter. The 12-month exclusivity period will commence on the earlier of August 15, 2006 or the introduction of the s5i GE Innova IVUS console, except the commencement date may be delayed in the event of certain product development or approval delays. GE has also been granted non-exclusive distribution rights worldwide, excluding Japan, for our s5i product. Unless extended, or terminated earlier in accordance with its terms, the agreement will expire on December 31, 2009. Because s5i GE Innova IVUS console product development has not been completed, sales of our s5i GE Innova IVUS console has not yet commenced. GE’s obligation to purchase products from us under the agreement is limited to firm purchase orders made by GE and accepted by us. No minimum purchase requirements are required and the forecasts to be provided under the agreement will not be binding. While we have not previously entered into a distribution arrangement that is similar to our agreement with GE, we believe our relationship with GE will enable us to increase sales of our consoles worldwide, excluding Japan.
We completed our initial public offering on June 20, 2006 in which we sold 7,820,000 shares of common stock to the public at an offering price of $8.00 per share. The initial public offering resulted in net proceeds of $54.5 million, after deducting offering expenses and underwriting discounts and commissions. Of the net proceeds, $29.2 million was used to repay our senior subordinated debt, as required by its terms and $750,000 was used to pay the outstanding balance of our short-term debt. In conjunction with the offering, all our outstanding shares of preferred stock were converted into 18,123,038 shares of our common stock immediately prior to the closing of the offering and certain warrants to purchase 3,103,943 shares of our common stock were by their terms, automatically exercised on a cash-less basis upon the closing of the offering, resulting in the net issuance of 3,097,943 shares of our common stock.
Financial Operations Overview
The following is a description of the primary components of our revenue and expenses.
Revenues. We derive our revenues primarily from the sale of our IVUS and FM consoles and single-procedure disposables. In the six months ended June 30, 2006, 84.1% of our revenues were derived from the sale of our IVUS consoles and IVUS single-procedure disposables, as compared with 82.4% in the six months ended June 30, 2005. In the six months ended June 30, 2006, 80.1% of our revenues were derived from the sale of our IVUS and FM single-procedure disposables, as compared with 74.0% in the six months ended June 30, 2005. Other revenues consist primarily of spare parts sales, service and maintenance revenues, shipping and handling revenues and license fees from Medtronic, Inc. and certain of its affiliates, or Medtronic, a related party.
Our sales in the United States are generated by our direct sales representatives and our products are shipped and billed to hospitals throughout the United States from our facility in Rancho Cordova. Our international sales are generated by our direct sales representatives or through independent distributors and are shipped throughout the world from our facilities in Rancho Cordova, Zaventem, Belgium and Chiba, Japan.
In early 2005, Goodman began to distribute our IVUS products in Japan through a sub-distribution agreement with Fukuda Denshi. Due to this new distribution relationship, we experienced a significant increase in orders for our IVUS consoles and catheters from Fukuda Denshi during 2005. As a result of the significant initial order activity by Goodman, our revenues, including our mix of consoles and single-procedure disposable catheters, and the costs of those revenues in 2005 may not be comparable to other periods.
We expect to experience variability in our quarterly revenues from IVUS and FM consoles due to the timing of hospital capital equipment purchasing decisions, a condition which is inherent in our industry. Further, we expect variability of our revenues based on the timing of our new product introductions which may cause our customers to delay their purchasing decisions until the new products are commercially available. Alternatively, we may include in our arrangements with customers an obligation to deliver new products which are not yet commercially available. In these cases, we would be required to defer associated revenues from these customers until we have met our delivery obligations.
Cost of Revenues. Cost of revenues consists primarily of material costs for the products that we sell and other costs associated with our manufacturing process such as personnel costs, rent and depreciation. In addition, cost of revenues includes royalty expenses for licensed technologies included in our products, service costs, provisions for warranty, distribution, freight and packaging costs and stock-based compensation expense. We expect our gross margin to improve if we are able to complete our ongoing efforts to streamline and improve our manufacturing processes and increase production volumes.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and other related costs for personnel serving the sales, marketing, executive, finance, information technology and human resource functions. Other costs include travel and entertainment expenses, facility costs, trade show, training and other promotional expenses, professional fees for legal and accounting services and stock-based compensation expense. We expect that our selling, general and administrative expenses will increase as we add personnel and become subject to the reporting obligations applicable to public companies.
Research and Development. Research and development expenses consist primarily of salaries and related expenses for personnel, consultants, prototype materials, clinical studies, depreciation, regulatory filing fees, certain legal costs related to our intellectual property and stock-based compensation expense. We expense research and development costs as incurred. We expect our research and development expenses to increase as we continue to develop our products and technologies.
Amortization of Intangibles. Intangible assets, which consist of our developed technology, licenses, customer relationships, patents and trademarks, are amortized using the straight-line method over their estimated useful lives ranging from three to ten years.
Interest Expense. Interest expense is comprised primarily of interest expense on our senior subordinated notes, notes payable, short-term debt and term loans and the amortization of debt discount and deferred financing fees. We expect interest expense in 2006 to decrease as a result of the repayment of the outstanding balance of $29.2 million on our senior subordinated notes in June 2006.
Interest and Other Income (Expense), Net. Interest and other income (expense), net is comprised of interest income from our cash and cash equivalents and foreign currency transaction gains and losses.
Provision for Income Taxes. Provision for income taxes is comprised of Federal, state, local and foreign taxes.
Due to uncertainty surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance and no current benefit has been recognized for the net operating loss and other deferred tax assets. Accordingly, deferred tax asset valuation allowances have been established as of December 31, 2004 and 2005 to reflect these uncertainties. The Federal net operating loss carryforwards begin to expire in 2020, the state net operating loss carryforwards begin to expire in 2010 and the foreign net operating loss carryforwards begin to expire in 2009, unless these net operating losses are previously utilized. We also have Federal research and experimentation tax credits, which begin to expire in 2022, and state research and experimentation tax credits, which carry forward indefinitely. Use of our net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% has occurred within a rolling three-year period.

Results of Operations
The following table sets forth items derived from our consolidated statements of operations for the three and six months ended June 30, 2006 and the three and six months ended June 30, 2005 presented in both absolute dollars and as a percentage of revenues:

	Three Months Ended June 30,				Six Months Ended June 30,

	2005		2006		2005		2006

Revenues	$23,783	100.0%	$25,863	100.0%	$40,250	100.0%	$45,735	100.0%
Cost of revenues	12,180	51.2	11,468	44.3	19,339	48.0	19,688	43.0

Gross profit	11,603	48.8	14,395	55.7	20,911	52.0	26,047	57.0
Operating expenses:
Selling, general and administrative	8,471	35.6	11,613	44.9	16,545	41.1	23,258	50.8
Research and development	3,398	14.3	4,317	16.7	6,275	15.6	8,870	19.4
Amortization of intangibles	759	3.2	777	3.0	1,510	3.8	1,551	3.4

Total operating expenses	12,628	53.1	16,707	64.6	24,330	60.5	33,679	73.6

Operating loss	(1,025)	(4.3)	(2,312)	(8.9)	(3,419)	(8.5)	(7,632)	(16.7)
Interest expense	(1,364)	(5.8)	(2,454)	(9.5)	(2,678)	(6.6)	(3,766)	(8.2)
Interest and other income (expense), net	(271)	(1.1)	589	2.3	(396)	(1.0)	880	1.9

Loss before provision for income taxes	(2,660)	(11.2)	(4,177)	(16.1)	(6,493)	(16.1)	(10,518)	(23.0)
Provision for income taxes	12	—	(14)	—	20	.01	19	—

Net loss	$(2,672)	(11.2)%	$(4,163)	(16.1)%	$(6,513)	(16.2)%	$(10,537)	(23.0)%

The following table sets forth our revenues by geography expressed as dollar amounts and the changes in revenues between the specified periods expressed as percentages:

	Three Months Ended June 30,			Six Months Ended June 30,

			Percentage			Percentage
	2005	2006	Change	2005	2006	Change

Revenues(1):
United States	$10,412	$13,969	34.2%	$19,244	$23,885	24.1%
Japan	8,789	5,751	(34.6)	13,187	11,059	(16.1)
Europe, the Middle East and Africa	3,889	5,233	34.6	6,757	8,917	32.0
Rest of world	693	910	31.3	1,062	1,874	76.5

	$23,783	$25,863	8.7	$40,250	$45,735	13.6

(1)	Revenues are attributed to countries based on location of the customer.
The following table sets forth our revenues by product expressed as dollar amounts and the changes in revenues between the specified periods expressed as percentages:

	Three Months Ended June 30,			Six Months Ended June 30,

			Percentage			Percentage
	2005	2006	Change	2005	2006	Change

IVUS:
Consoles	$7,388	$4,902	(33.6)%	$8,649	$6,914	(20.1)%
Single-procedure disposables	12,734	17,036	33.8	24,511	31,537	28.7
FM:
Consoles	449	565	25.8	693	945	36.4
Single-procedure disposables	2,641	2,653	0.5	5,272	5,110	(3.1)
Other	571	707	23.8	1,125	1,229	9.2

	$23,783	$25,863	8.7	$40,250	$45,735	13.6

Comparison of Three Months Ended June 30, 2006 and 2005
Revenues. Revenues increased $2.1 million, or 8.7%, to $25.9 million in the three months ended June 30, 2006, as compared to revenues of $23.8 million in the three months ended June 30, 2005. In the three months ended June 30, 2006, substantially all of our growth in revenues was derived from our IVUS products with a $4.3 million increase in revenues attributable to higher sales volume of our single-procedure disposable IVUS products, offset by a $2.5 million decrease in the sale of our IVUS consoles. Increases in revenues were realized across all geographics, except Japan. The decrease in IVUS console sales and the decrease in revenues in Japan in the three months ended June 30, 2006 can be attributed to the volume of console sales to Goodman in the three months ended June 30, 2005 following the initiation of the subdistribution agreement by and among Fukuda Denshi, Goodman and us.
Cost of Revenues. Cost of revenues decreased $712,000, or 5.8%, to $11.5 million, or 44.3% of revenues in the three months ended June 30, 2006, from $12.2 million, or 51.2% of revenues in the three months ended June 30, 2005. The decrease in cost of revenues in the three months ended June 30, 2006 is primarily due to economies of scale resulting from increased production volume, partially offset by higher depreciation costs and higher field service costs.
Gross margin was 55.7% of revenues in the three months ended June 30, 2006 as compared to 48.8% of revenues in the three months ended June 30, 2005. The improvement in gross margin in the three months ended June 30, 2006 as compared with the three months ended June 30, 2005 was primarily a result of revenue in the three months ended June 20, 2005 containing a higher mix of lower margin console sales associated with the expansion of our Japanese distribution channel and economies of scale in the three months ended June 30, 2006 resulting from increased production volume from the increase in revenues discussed above.
Selling, General and Administrative. Selling, general and administrative expenses increased $3.1 million, or 37.1%, to $11.6 million, or 44.9% of revenues in the three months ended June 30, 2006, as compared to $8.5 million, or 35.6% of revenues in the three months ended June 30, 2005. The increase in the three months ended June 30, 2006 as compared with the three months ended June 30, 2005 is a result of higher payroll-related costs due to increased headcount, an increase in marketing expense, primarily related to attendance at trade shows, new product launches and customer training, higher stock-based compensation costs and higher professional fees.
Research and Development. Research and development expenses increased $919,000, or 27.0%, to $4.3 million, or 16.7% of revenues in the three months ended June 30, 2006, as compared to $3.4 million, or 14.3% of revenues in the three months ended June 30, 2005. The increase in research and development expenses in the three months ended June 30, 2006 was due to higher payroll-related costs associated with increased headcount and higher material costs related to increased consumption.
Amortization of Intangibles. Amortization expense increased $18,000, or 2.4%, to $777,000, or 3.0% of revenues in the three months ended June 30, 2006, as compared to $759,000, or 3.2% of revenues in the three months ended June 30, 2005. The increase in amortization expense was primarily related to internally developed patent and trademark costs incurred and capitalized in 2005 and the six months ended June 30, 2006.
Interest Expense. Interest expense increased $1.1 million, or 79.9% to $2.5 million, or 9.5% of revenues in the three months ended June 30, 2006, as compared to $1.4 million, or 5.8% of revenues in the three months ended June 30, 2005. Lower average debt balances in the three months ended June 30, 2006 were partially offset by higher average interest rates in the three months ended June 30, 2006. In addition, the three months ended June 30, 2006 reflects a $1.2 million charge related to the expensing of unamortized debt discount and deferred financing fees, which resulted from the repayment of certain debt in connection with our initial public offering.
Interest and Other Income (Expense), Net. Interest and other income (expense), net was income of $589,000 in the three months ended June 30, 2006, as compared to expense of $271,000 in the three months ended June 30, 2005. The change in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 was primarily attributable to a gain of $518,000 on foreign exchange transactions in the three months ended June 30, 2006 as compared to a loss of $411,000 on foreign exchange transactions in the three months ended June 30, 2005, partially offset by lower interest income of $71,000 in the three months ended June 30, 2006 as compared to interest income of $141,000 in the three months ended June 30, 2005.

Comparison of Six Months Ended June 30, 2006 and 2005
Revenues. Revenues increased $5.5 million, or 13.6%, to $45.7 million in the six months ended June 30, 2006, as compared to revenues of $40.3 million in the six months ended June 30, 2005. In the six months ended June 30, 2006, substantially all of our growth in revenues was derived from our IVUS products with a $7.0 million increase in revenues attributable to higher sales volume of our single-procedure disposable IVUS products, offset by a $1.7 million decrease in IVUS console sales. Increases in revenues were realized across all geographies, except Japan. The decrease in IVUS console sales in the six months ended June 30, 2006 can be attributed to the volume of console sales to Goodman in the three months ended June 30, 2005 following the initiation of the subdistribution agreement by and among Fukuda Denshi, Goodman and us.
Cost of Revenues. Cost of revenues increased $349,000, or 1.8%, to $19.7 million, or 43.0% of revenues in the six months ended June 30, 2006, from $19.4 million, or 48.0% of revenues in the six months ended June 30, 2005. The increase in cost of revenues in the six months ended June 30, 2006 is primarily due to the increase in revenues discussed above, higher depreciated costs and higher field service costs, partially offset by economies of scale resulting from increased production volume.
Gross margin was 57.0% of revenues in the six months ended June 30, 2006 as compared to 52.0% of revenues in the six months ended June 30, 2005. The improvement in gross margin in the six months ended June 30, 2006 as compared with the six months ended June 30, 2005 was primarily a result of revenue in the six months ended June 30, 2005 containing a higher mix of lower margin console sales associated with the expansion of our Japanese distribution channel and economies of scale in the six months ended June 30, 2006 resulting from increased production volume from the increase in revenues discussed above.
Selling, General and Administrative. Selling, general and administrative expenses increased $6.7 million, or 40.6%, to $23.3 million, or 50.8% of revenues in the six months ended June 30, 2006, as compared to $16.5 million, or 41.1% of revenues in the six months ended June 30, 2005. The increase in the six months ended June 30, 2006 as compared with the three months ended June 30, 2005 is a result of higher payroll-related costs due to increased headcount, an increase in marketing expense, primarily related to attendance at trade shows, new product launches and customer training, increased headquarters costs, primarily related to facilities and IT, higher professional fees, higher stock-based compensation costs and costs associated with terminating a distribution agreement with Medtronic, Inc., a related party.
Research and Development. Research and development expenses increased $2.6 million, or 41.4%, to $8.9 million, or 19.4% of revenues in the six months ended June 30, 2006, as compared to $6.3 million, or 15.6% of revenues in the six months ended June 30, 2005. The increase in research and development expenses in the six months ended June 30, 2006 was due to increased product development costs, comprised of higher consulting costs and higher material costs related to increased consumption, higher payroll-related costs associated with increased headcount and increased regulatory filing fees, primarily related to new products and the transfer of the shonin for our IVUS products in Japan to us on June 1, 2006.
Amortization of Intangibles. Amortization expense increased $41,000, or 2.7%, to $1.6 million, or 3.4% of revenues in the three months ended June 30, 2006, as compared to $1.5 million, or 3.8% of revenues in the six months ended June 30, 2005. The increase in amortization expense was primarily related to internally developed patent and trademark costs incurred and capitalized in 2005 and the six months ended June 30, 2006.
Interest Expense. Interest expense increased $1.1 million, or 40.6%, to $3.8 million, or 8.2% of revenues in the six months ended June 30, 2006, as compared to $2.7 million, or 6.6% of revenues in the six months ended June 30, 2005. Lower average debt balances in the six months ended June 30, 2006 were partially offset by higher average interest rates in the six months ended June 30, 2006. In addition, the six months ended June 30, 2006, reflects a $1.2 million charge related to the expensing of unamortized debt discount and deferred financing fees, which resulted from the repayment of certain debt in connection with our initial public offering.
Interest and Other Income (Expense), Net. Interest and other income (expense), net was income of $880,000 in the six months ended June 30, 2006, as compared to expense of $396,000 in the six months ended June 30, 2005. The change in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 was primarily attributable to a gain of $706,000 on foreign exchange transactions in the six months ended June 30, 2006 as compared to a loss of $619,000 on foreign exchange transactions in the six months ended June 30, 2005, partially offset by lower interest income of $174,000 in the six months ended June 30, 2006 as compared to interest income of $223,000 in the six months ended June 30, 2005.
Liquidity and Capital Resources
Sources of Liquidity
At June 30, 2006, our cash and cash equivalents totaled $30.6 million. We invest our excess funds in a money market fund comprised of United States government treasury securities and other securities issued by the United States government and its agencies and short-term securities issued by corporations, banks, municipalities and financial holding companies.
On June 20, 2006, we completed an initial public offering of 7,820,000 shares of our common stock, which included 1,020,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option. Proceeds from the offering, after deducting offering expenses and underwriting discounts and commissions were $54.5 million. Pursuant to a subordinated debt agreement entered into in December 2003, we repaid the outstanding balance on our senior subordinated notes with proceeds from this offering, which totalled $29.2 million. In addition, $750,000 of our net proceeds was used to pay the outstanding balance on our short-term debt.
At June 30, 2006, our accumulated deficit was $66.0 million. Since inception, we have generated significant operating losses and as a result we did not generate sufficient cash flow to fund our operations and the growth in our business. Accordingly, we have financed our operations and acquisitions primarily through the issuances of $62.5 million of preferred stock, $20.0 million of senior subordinated notes and $7.0 million of term loans. These issuances of equity and debt were supplemented with borrowings from our revolving credit facility and equipment financing arrangements. In addition, in July 2003, we financed a portion of our acquisition of certain IVUS patents and technology by entering into a non-interest bearing note with Philips in the amount of $3.3 million. The issuances of our senior subordinated notes, term loans and our revolving credit facility included warrants to purchase our Series B preferred stock, which automatically converted into warrants to purchase common stock upon the completion of our initial public offering, or our common stock.
In April 2006, our revolving credit facility was amended and renewed for a one-year term and in July 2006, the revolving credit facility was further amended. Certain terms in the revolving credit facility have been modified, including the borrowing base and interest rate calculations and the covenant requirements and the term has been extended to May 31, 2007. As of June 30, 2006, borrowings under the revolving credit facility, as amended in April 2006, are limited to a predetermined percentage of eligible receivables, plus $3.0 million, less amounts outstanding under letters of credit, a foreign exchange reserve and the aggregate amount of cash utilization services, which are subject to sub-limits of $1.0 million, $1.0 million and $500,000, respectively. The revolving credit facility bears interest at the bank’s prime rate plus 0.50% (8.75% at June 30, 2006), or, if certain financial tests are not satisfied, at the bank’s prime rate plus 1.00%. At June 30, 2006, the Company had no borrowings and $8.9 million was available under the revolving credit facility.
Effective with the quarter ending September 30, 2006, borrowings under our revolving credit facility, as amended in July 2006, are limited to $10.0 million, less amounts outstanding under letters of credit, a foreign exchange reserve and the aggregate amount of cash utilization services, which are subject to sub-limits of $1.0 million, $1.0 million and $500,000, respectively. The revolving credit facility bears interest at the bank’s prime rate plus 0.50%. The revolving credit facility is secured by substantially all of our tangible assets and certain of our intangible assets.
We are subject to financial covenants requiring us to meet certain defined profitability goals and to maintain a certain minimum quick ratio. In addition, we are subject to several covenants that place restrictions on our ability to incur additional debt and liens, pay dividends and sell or dispose of any of our assets outside the normal course of business. Under the revolving credit facility, as amended in April 2006, the minimum quick ratio requirement was lowered and the maximum net loss amount was increased for the quarter ended June 30, 2006. Under the revolving credit facility, as amended in July 2006, the minimum quick ratio requirement was raised to 1.50 to 1 and the maximum net loss amount was lowered to $2,500,000 effective with the quarter ended September 30, 2006 and to $1,500,000 effective with the quarters ending December 31, 2006 and March 31, 2007. The Company was in compliance with all covenants and limitations included in the provisions of its loan agreements and credit facilities, as amended, as of June 30, 2006.
Cash Flows
Cash Flows from Operating Activities. Cash used in operating activities of $6.2 million for the six months ended June 30, 2006 reflected our net loss of $10.5 million, offset by adjustments for non-cash expenses consisting primarily of depreciation and amortization of $4.8 million, interest capitalized as debt principal of $2.0 million, stock-based compensation expense of $1.5 million and the amortization of debt discount and deferred financing fees of $1.6 million. In addition, accounts payable and accrued liabilities decreased $5.2 million, which resulted primarily from the timing of payments.
Cash provided by operating activities of $198,000 for the six months ended June 30, 2005 reflected our net loss of $6.5 million, offset by adjustments for non-cash expenses consisting primarily of depreciation and amortization of $3.3 million, interest capitalized as debt principal of $1.8 million and stock-based compensation expense of $1.1 million. In addition, accounts receivable increased $3.0 million, which was related to higher sales activity in the six months ended June 30, 2005, primarily related to our new distribution relationship in Japan. These uses of cash were offset by an increase in accounts payable and accrued liabilities of $1.7 million and an increase in deferred revenues of $1.2 million, resulting from higher shipment, sales and manufacturing activity in the six months ended June 30, 2005, also related to our new distribution relationship in Japan.
Cash Flows from Investing Activities. Cash used in investing activities was $2.6 million in the six months ended June 30, 2006 and $3.5 million in the six months ended June 30, 2005. Cash used in investing activities during the six months ended June 30, 2006 was primarily related to capital expenditures for medical diagnostic equipment and manufacturing equipment. Cash used in investing activities during the six months ended June 30, 2005 was primarily related to capital expenditures for medical diagnostic equipment, manufacturing equipment, the upgrade of our computer system and the expansion of our manufacturing and research and development facilities.
Capital expenditures were $2.5 million in the six months ended June 30, 2006. We expect that our capital expenditures in 2006 will be approximately $6.0 million, primarily for the purchase of medical diagnostic equipment and manufacturing equipment.
Cash Flows from Financing Activities. Cash used in financing activities was $24.2 million in the six months ended June 30, 2006 and $14.5 million in the six months ended June 30, 2005. Net cash used by financing activities in the six months ended June 30, 2006 consisted primarily of the net proceeds from our initial public offering of $54.5 million, offset by the repayment of debt of $31.1 million. Net cash provided by financing activities in the six months ended June 30, 2005 consisted primarily of proceeds from the sale of preferred stock of $15.1 million and the issuance of debt of $500,000, partially offset by the repayment of debt of $1.0 million.

Future Liquidity Needs
Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our sales growth, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies and market and regulatory developments. Given our current cash and cash equivalents, we believe that the cash generated from our initial public offering and, if required, borrowings under our revolving credit facility, will be sufficient to fund working capital requirements, capital expenditures, debt service and operations for at least the next 12 months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.
Our ability to fund our longer-term cash needs is subject to various risks, many of which are beyond our control — See Part II, Item 1A — “Risk Factors.” Should we require additional funding, such as to satisfy our short-term and long-term debt obligations when due, or to make additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities. We cannot assure that such funding will be available in needed quantities or on terms favorable to us.
As of December 31, 2005, we have Federal and state net operating loss carryforwards of $38.0 million and $17.0 million, respectively, available to reduce future taxable income if we become profitable. We expect to utilize our available net operating loss carryforwards to reduce future tax obligations in the event we are successful in achieving profitability. However, limitations on our ability to use net operating loss carryforwards and other minimum state taxes may increase our overall tax obligations.
Off-balance Sheet Arrangements and Other Contractual Obligations
The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2005 and the periods in which payments are due:

	Payment Due by Period

		Less			More
Contractual Obligations and Commercial		Than			Than
Commitments	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In thousands)
Debt(1)	$31,767	$30,290	$1,477	$—	$—
Interest on debt(2)	2,533	2,335	198	—	—
Capital lease obligations (including interest)	100	46	54	—	—
Operating lease obligations(3)	5,886	1,499	3,146	1,241	—
Minimum payments under license agreements(4)	1,184	—	592	592	—
Non-cancelable purchase commitments(5)	5,309	5,309	—	—	—

Total	$46,779	$39,479	$5,467	$1,833	$—

(1)	Includes senior subordinated notes that were repaid upon the closing of our initial public offering, which as of December 31, 2005 had a balance of $27.2 million. The stated maturity of the debt was December 9, 2008.

(2)	Interest payments on our senior subordinated notes were calculated assuming the debt would be repaid in June 2006. Future interest payments on all other debt are based on the assumption that the debt is outstanding until maturity and all interest expense has been calculated for all future periods using the rate implicit in the respective debt agreements.

(3)	We lease office space and have entered into other lease commitments in the United States as well as locations in Europe and Asia. Operating lease obligations include future minimum lease payments under all our non-cancelable operating leases as of December 31, 2005.

(4)	Our license agreements include provisions that require us to make milestone or royalty payments to the licensor based on the amount of future sales of covered products. Certain of these agreements require that the royalties we pay in a given year total at least a minimum amount as set forth in the agreements. The royalty obligations we may incur in excess of these minimum amounts are not included in the table above because we cannot, at this time, determine the timing or amount of these obligations.

(5)	Consists of non-cancelable commitments primarily for the purchase of production materials.

Indemnification Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification to business partners and customers for losses suffered or incurred for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The term of these indemnification arrangements is generally perpetual. The maximum potential amount of future payments we could be required to make under these agreements is unlimited. As of June 30, 2006, we have not incurred any costs to defend lawsuits or settle claims related to these indemnification arrangements.
Critical Accounting Policies
Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.
Critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the possible future resolution of the uncertainties increase, those judgments become even more subjective and complex. In order to provide an understanding about how our management forms its judgments about future events, including the variables and assumptions underlying the estimates, and the sensitivity of those judgments to different circumstances, we have identified our critical accounting policies below.
Revenue Recognition. We recognize revenues in accordance with Staff Accounting Bulletin, or SAB, No. 104 when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Revenue from the sale of our products is generally recognized when title and risk of loss transfers to the customer upon shipment, the terms of which is generally free on board shipping point. We use contracts and customer purchase orders to determine the existence of an arrangement. We use shipping documents and third-party proof of delivery to verify that title has transferred. We assess whether the fee is fixed or determinable based upon the terms of the agreement associated with the transaction. To determine whether collection is probable, we assess a number of factors, including past transaction history with the customer and the creditworthiness of the customer.
We frequently enter into sales arrangements with customers that contain multiple elements or deliverables, and for these we apply the provisions of Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We are required to make judgments which impact the timing and amount of revenue recognized in a given period. For example, because the sale of our products and services are often contemplated in a single arrangement, we make judgments as to the allocation of the proceeds received from the arrangement to the multiple elements of the arrangement, the determination of whether any undelivered elements are essential to the functionality of the delivered elements and the appropriate timing of revenue recognition. In addition, our ability to establish and maintain objective and reliable evidence of fair value for the elements in our arrangements could affect the timing of revenue recognition. The elements of a typical revenue arrangement can include a console, options for the console, single-procedure disposable products and a service and maintenance agreement.
Inventory Valuation. We state our inventories at the lower of cost or market value, determined on a first-in, first-out basis. We provide inventory allowances when conditions indicate that the selling price could be less than cost due to obsolescence, and reductions in estimated future demand. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact our gross margins. Conversely, favorable changes in demand could result in higher gross margins when we sell products.
Valuation of Long-lived Assets. Our long-lived assets consist of property and equipment and intangible assets. Equipment is carried at cost and is depreciated over the estimated useful lives of the assets, which are generally three to five years, and leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements, which is between three and ten years. The straight-line method is used for depreciation and amortization. Intangible assets primarily consist of developed technology, customer relationships, licenses, and patents and trademarks, which are amortized using the straight-line method over periods ranging from three to ten years, representing the estimated useful lives of the assets. We capitalize external legal costs and filing fees associated with obtaining patents on our new discoveries and amortize these costs using the straight-line method over the shorter of the legal life of the patent or its economic life, generally ten years. Acquired intellectual property is recorded at cost and is amortized over its estimated useful life. We believe the useful lives we assigned to these assets are reasonable.
We consider no less frequently than quarterly whether indicators of impairment of long-lived assets are present. These indicators may include, but are not limited to, significant decreases in the market value of an asset and significant changes in the extent or manner in which an asset is used. If these or other indicators are present, we determine whether the estimated future undiscounted cash flows attributable to the assets in question are less than their carrying value. If less than their carrying value, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods.
The evaluation of asset impairments relative to long-lived assets require us to make assumptions about future cash flows over the life of the asset being evaluated which requires significant judgment. Actual results may differ from assumed or estimated amounts.
Stock-based Compensation. Effective January 1, 2006, we began accounting for share-based awards under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123(R), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award.
We adopted SFAS No. 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).
Previously, we used the intrinsic value method of accounting for employee stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and presented disclosure of pro forma information required under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation— Transition and Disclosure—an amendment of FASB Statement No. 123, or SFAS No. 148. For stock options granted to employees under APB No. 25, no compensation expense was recognized unless the exercise price was less than the estimated fair market value at the date of grant. We apply the provisions of EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and use the Black-Scholes option pricing model to determine the fair value of each option grant to non-employees. See Note 6 to our unaudited consolidated financial statements included in this report.
Prior to our initial public offering, the determination of the fair value of our common stock involved significant judgments, assumptions, estimates and complexities that impacted the amount of deferred stock-based compensation recorded under APB No. 25 and the resulting amortization in future periods. Under

SFAS No. 123(R), we have used the Black-Scholes valuation model to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility, expected life and forfeiture rates. If we had made different assumptions, the amount of our deferred stock-based compensation, stock-based compensation expense, gross margin, net loss and net loss per share amounts could have been significantly different. We believe that we have used reasonable methodologies, approaches and assumptions consistent with the practice aid to determine the fair value of our common stock and that deferred stock-based compensation and related amortization were recorded properly for accounting purposes. If any of the assumptions used change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.
The fair value of each option award under SFAS No. 123 and SFAS No. 123(R) is estimated on the date of grant using the Black-Scholes option-pricing model using the weighted average assumptions noted in the table below:

	Three Months		Six Months
	Ended June 30,		Ended June 30

	2005	2006	2005	2006

Risk-free interest rate	3.8%	5.0%	3.8%	4.6% to 5.0%
Expected life (years)	5	4.75	5	4.75
Estimated volatility	75%	55%	75%	55% to 61%
Expected dividends	None	None	None	None
The risk-free interest rate for periods within the contractual life of the option is based on the implied yield available on U.S. Treasury constant rate securities with the same or substantially equivalent remaining terms at the time of grant.
For options granted prior to January 1, 2006, and valued in accordance with SFAS No. 123, the expected life of our stock options was based upon the historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. We recognized option forfeitures as they occurred as allowed by SFAS No. 123. Estimated volatility was calculated using the implied volatility of the common stock of comparable medical device companies.
For options granted after January 1, 2006, and valued in accordance with SFAS No. 123(R), we adopted a temporary “shortcut approach” as permitted by SAB No. 107 to develop an expected life of an employee stock option. Under this approach, the expected life is presumed to be the mid-point between the vesting date and the contractual end of the option term. We estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rate in the three and six months ended June 30, 2006 is based on our historical forfeiture experience. Estimated volatility under SFAS No. 123(R) is calculated using the trading history of the common stock of comparable medical device companies.
In the six months ended June 30, 2005, the compensation committee of our Board of Directors approved the acceleration of vesting of certain non-employee stock options representing options to purchase 84,545 shares of our common stock. In connection with the acceleration of the vesting of these options, we recorded charges totaling $412,000 in the six months ended June 30, 2005.
As of June 30, 2006, we had $6.4 million of unrecognized compensation cost remaining to be amortized over a weighted-average term of 2.9 years.
Income Taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Our deferred tax assets are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are expected to be recovered or settled.
The realization of our deferred tax assets, which had a gross carrying value of $22.4 million at December 31, 2005, is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given our historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.
Seasonality
Our business is generally seasonal in nature. Historically, demand for our products has been the highest in the fourth quarter. We traditionally experience lower sales volumes in the third quarter than throughout the rest of the year as a result of the holiday schedule during the summer months. Our working capital requirements vary from period to period depending on manufacturing volumes, the timing of deliveries and the payment cycles of our customers.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in our results of operations and cash flows. In the ordinary course of business, we are exposed to interest rate and foreign exchange risk. Fluctuations in interest rates and the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro, could adversely affect our financial results.
Our exposure to interest rate risk at June 30, 2006 is related to the investment of our excess cash into highly liquid financial investments with original maturities of three months or less and variable rate debt. We invest in money market funds in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments. Due to the short-term nature of our investments, we have assessed that there is no material exposure to interest rate risk arising from them.
We are exposed to foreign currency risk related to our European operations, including Euro denominated intercompany receivables. We also have a note payable denominated in Euros with a third party. Because our intercompany receivables and our notes payables are accounted for in Euros, any appreciation or devaluation of the Euro will result in a gain or loss to the consolidated statements of operations.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers have concluded that, as of June 30, 2006, our disclosure controls and procedures were effective and designed to ensure that material information relating to us required to be included in our reports filed under the Securities Exchange Act of 1934 would be made known to them.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange

Act of 1934 is accumulated and communicated to management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure.
Change in internal control over financial reporting
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report on Form 10-Q. There were no changes in our internal control over financial reporting during such period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the effectiveness of controls
Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is not presently party to any material litigation.

Item 1A.	Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations and trading price of our common stock. Please refer also to our Registration Statement on Form S-1, as amended (SEC File No. 333-132678) for additional information concerning these and other uncertainties that could negatively impact the Company.
Risks Related to Our Business and Industry
We are dependent on the success of our IVUS consoles and catheters and cannot be certain that our products will achieve the broad acceptance necessary to develop a sustainable, profitable business.
Our revenues are primarily derived from sales of our intravascular ultrasound, or IVUS, products, which include our consoles and our single-procedure disposable catheters. We expect that sales of our IVUS products will continue to account for substantially all of our revenues for the foreseeable future. IVUS technology is widely used for determining the placement of stents in patients with coronary disease in Japan, where we believe the procedure penetration rate was over 50% in 2005. By contrast, the penetration rate in the United States for the same type of procedure was only 11% in 2005. It is difficult to predict the penetration and future growth rate or size of the market for IVUS technology. The expansion of the IVUS market depends on a number of factors, such as:

•	physicians accepting the benefits of the use of IVUS in conjunction with angiography;

•	physician experience with IVUS products;

•	the availability of, and physicians’ willingness to participate in, training required to gain proficiency in the use of IVUS products;

•	the additional procedure time required for use of IVUS;

•	perceived risks generally associated with the use of new products and procedures;

•	the availability of alternative treatments or procedures that are perceived to be or are more effective, safer, easier to use or less costly than IVUS technology;

•	availability of adequate reimbursement; and

•	marketing efforts and publicity regarding IVUS technology.
Even if IVUS technology gains wide market acceptance, our IVUS products may not adequately address market requirements and may not continue to gain market acceptance among physicians, healthcare payors and the medical community due to factors such as:

•	the lack of perceived benefits of information on plaque composition available to the physician through use of our IVUS products, including the ability to identify calcified and other forms of plaque;

•	the actual and perceived ease of use of our IVUS products;

•	the quality of the images rendered by our IVUS products;

•	the cost, performance, benefits and reliability of our IVUS products relative to the products and services offered by our competitors; and

•	the lack of perceived benefit of integration of our IVUS products into the cath lab, including the ability to synchronize, or co-register, IVUS images with angiographic images.
If IVUS technology generally, or our IVUS products specifically, do not gain wide market acceptance, we may not be able to achieve our anticipated growth, revenues or profitability and our results of operations would suffer.
We have a limited operating history, have incurred significant operating losses since inception and cannot assure you that we will achieve profitability.
We were formed in January 2000 and until 2003 were a development stage company substantially devoted to the research and development of tools designed to diagnose vulnerable plaque. In July 2003, we acquired substantially all of the assets related to the IVUS and functional measurement, or FM, product lines from Jomed, Inc., or the Jomed Acquisition, and commenced the manufacturing, sale and distribution of IVUS and FM products. We have yet to demonstrate that we have sufficient revenues to become a sustainable, profitable business. Even if we do achieve significant revenues, we expect our operating expenses will increase as we expand our business to meet anticipated growing demand for our products and as we devote resources to our sales, marketing and research and development activities. If we are unable to reduce our cost of revenues and our operating expenses, we may not achieve profitability. We incurred net losses of $6.5 million in the six months ended June 30, 2005 and $10.5 million in the six months ended June 30, 2006. As of June 30, 2006, we had an accumulated deficit of $66.0 million. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.
If the clinical studies that we sponsor or co-sponsor are unsuccessful, we may not be able to develop or increase penetration in identified markets and our business prospects may suffer.
We sponsor or co-sponsor several clinical studies to demonstrate the benefits of our products in current markets where we are trying to increase use of our products and in new markets. Implementing a study is time consuming and expensive, and the outcome is uncertain. The completion of any of these studies may be delayed or halted for numerous reasons, including, but not limited to, the following:

•	the U.S. Food and Drug Administration, or the FDA, institutional review boards or other regulatory authorities do not approve a clinical study protocol or place a clinical study on hold;

•	patients do not enroll in a clinical study or are not followed-up at the expected rate;

•	patients experience adverse side effects, including adverse side effects to a co-sponsor’s drug candidate or device;

•	patients die during a clinical study for a variety of reasons that may not be related to our products, including the advanced stage of their disease and medical problems;

•	third-party clinical investigators do not perform the clinical studies on the anticipated schedule or consistent with the clinical study protocol and good clinical practices, or other third-party organizations do not perform data collection and analysis in a timely or accurate manner;

•	our co-sponsors do not perform their obligations in relation to the clinical study or terminate the study;

•	regulatory inspections of manufacturing facilities, which may, among other things, require us or a co-sponsor to undertake corrective action or suspend the clinical studies;

•	changes in governmental regulations or administrative actions;

•	the interim results of the clinical study are inconclusive or negative; and

•	the study design, although approved and completed, is inadequate to demonstrate safety and efficacy.
Some of the studies that we co-sponsor are designed to study the efficacy of a third-party’s drug candidate or device. Such studies are designed by the third-party and the results of such studies will largely depend upon the success of the third-party’s drug candidate or device, over which we have no control. A failure in such a study may have an adverse impact on our business by either the attribution of the study’s failure to our technology or our inability to leverage publicity for proper functionality of our products as part of a failed study.
Clinical studies may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. For example, our Volcano VH Registry has a projected enrollment of 3,000 patients and the SPECIAL study has a projected enrollment of 2,000 patients. Patient enrollment in clinical studies and completion of patient follow-up depend on many factors, including the size of the patient population, the study protocol, the proximity of patients to clinical sites, eligibility criteria for the study and patient compliance. For example, patients may be discouraged from enrolling in our clinical studies if the applicable protocol requires them to undergo extensive post-treatment procedures or if they are persuaded to participate in different contemporaneous studies conducted by other parties. Delays in patient enrollment or failure of patients to continue to participate in a study may result in an increase in costs, delays or the failure of the study. Such events may have a negative impact on our business by making it difficult to penetrate or expand certain identified markets. Further, if we are forced to contribute greater financial and clinical resources to a study, valuable resources will be diverted from other areas of our business.
If we are unable to identify the plaque that is most likely to rupture and cause a coronary event we may not be able to develop a market for our vulnerable plaque products or expand the market for existing products.
We are utilizing substantial resources toward developing technologies to aid in the identification, diagnosis and treatment of the plaque that is most likely to rupture and cause a coronary event, or vulnerable plaque. To date, a connection between ruptured plaque and coronary events has been shown in post-mortem studies, hypothetical models and certain statistical analyses. However, no technology has been proven in clinical trials to identify, prior to the occurrence of a coronary event, the plaque that is most likely to rupture and cause such an event. If we are unable to develop products or technologies that can identify which plaques are likely to rupture and cause a coronary event, a market for products to identify vulnerable plaque may not materialize and our business may suffer.

If sponsorship of the PROSPECT study is delayed or stopped, our ongoing and future business may be negatively affected because of the potential inability to obtain useful clinical data or increased costs and delays in completing the study.
We sponsor PROSPECT, a natural history study of plaque, with Abbott Vascular, a division of Abbott Laboratories. Pursuant to the terms of our collaboration agreement with Abbott, either party may terminate the agreement without cause upon 60 days notice. Abbott, or if sponsorship of the study is transferred by Abbott, a new collaborator may elect to delay or stop the PROSPECT study prematurely, causing a disruption in gathering clinical data related to vulnerable plaque or limiting the number of patients enrolled. If we chose to continue the study without a collaborator, we would also have additional financial burdens. If we are unable to access the clinical data generated prior to termination, we may have to restart the study which would increase our financial burden and delay the timing of obtaining useful clinical data from the study. In the event that PROSPECT does not result in usable data and we are unable to prove a causal connection between vulnerable plaque and coronary events, the market for our vulnerable plaque products may not materialize. If we have to assume more of the financial burden of this clinical study, we would divert valuable financial and clinical resources from other areas of our business.
Competition from companies that have longer operating histories and greater resources than us may harm our IVUS business.
The medical device industry, including the market for IVUS products, is highly competitive, subject to rapid technological change and significantly affected by new product introductions and market activities of other participants. As a result, even if the size of the IVUS market increases, we can make no assurance that our revenues will increase. In addition, as the markets for medical devices, including IVUS products, develop, additional competitors could enter the market. To compete effectively, we will need to continue to demonstrate that our products are attractive alternatives to other devices and treatments. We believe that our continued success depends on our ability to:

•	innovate and maintain scientifically advanced technology;

•	apply our technology across products and markets;

•	develop proprietary products;

•	successfully conduct clinical studies that expand our markets;

•	obtain and maintain patent protection for our products;

•	obtain and maintain regulatory clearance or approvals;

•	cost-effectively manufacture and successfully market our products; and

•	attract and retain skilled personnel.
With respect to our IVUS products, our biggest competitor is Boston Scientific. We also compete in Japan with Terumo Corporation. Boston Scientific, Terumo and other potential competitors are substantially larger than us and may enjoy competitive advantages, including:

•	more established distribution networks;

•	entrenched relationships with physicians;

•	products and procedures that are less expensive;

•	greater experience in launching, marketing, distributing and selling products;

•	greater experience in obtaining and maintaining the FDA and other regulatory clearances and approvals;

•	established relationships with healthcare providers and payors; and

•	greater financial and other resources for product development, sales and marketing, acquisitions of products and companies, and intellectual property protection.

For these reasons, we may not be able to compete successfully against our current or potential future competitors, and sales of our IVUS products may decline.
Failure to innovate will adversely impact our competitive position and may adversely impact our product revenues.
Our future success will depend upon our ability to innovate new products and introduce enhancements to our existing products in order to address the changing needs of the marketplace. Frequently, product development programs require assessments to be made of future clinical need and commercial feasibility, which are difficult to predict. Customers may forego purchases of our products and purchase our competitors’ products as a result of delays in introduction of our new products and enhancements, failure to choose correctly among technical alternatives or failure to offer innovative products or enhancements at competitive prices and in a timely manner. In addition, announcements of new products may result in a delay in or cancellation of purchasing decisions in anticipation of such new products. We may not have adequate resources to effectively compete in the marketplace. Any delays in product releases may negatively affect our business.
We also compete with new and existing alternative technologies that are being used to penetrate the worldwide vascular imaging market without using IVUS technology. These products, procedures or solutions could prove to be more effective, faster, safer or less costly than our IVUS products. Technologies such as angiography, angioscopy, optical coherence tomography, multi-slice computed tomography, intravascular magnetic resonance imaging, or MRI, electron beam computed tomography, and MRI with contrast agents are being used to image the vascular system. The introduction of new products, procedures or clinical solutions by competitors may result in price reductions, reduced margins, loss of market share and may render our products obsolete. We cannot guarantee that these alternative technologies will not be commercialized and become viable alternatives to IVUS in the future, and we cannot guarantee that we will be able to compete successfully against them if they are commercialized.
We manufacture our IVUS catheters, maintain our own customized equipment and are implementing a new manufacturing process, making us vulnerable to production and supply problems that could negatively impact our revenues.
We presently use customized equipment which is no longer produced or supported by a third party for the manufacture of the scanners located on our phased array catheters. This equipment was supported by the company that designed and manufactured it until 2002. That company ceased operations in 2002 because changes in manufacturing technology made the design and manufacture of similar equipment more mainstream and automated and made customized manufacturing equipment, such as ours, much less economical to build and support. Because of the customized nature of our equipment and the obsolescence of an industry to create or support such equipment, we cannot rely on third parties to find new parts or replace the equipment. As a result, we are responsible for maintaining the equipment and for locating spare parts. If the equipment malfunctions and we are unable to locate spare parts or hire qualified personnel to repair the equipment, we may encounter delays in the manufacture of our catheters and may not have sufficient inventory to meet our customers’ demands, which could negatively impact our revenues.
We have engaged a third party to develop an automated assembly system to replace this equipment because the internal maintenance of the equipment diverts valuable financial and personnel resources from other areas of our business where we would otherwise prefer to deploy them. While we believe this new process will reduce our risk of supply problems, it is still under development, and there is no guarantee it will be completed in a timely manner or, if completed, will function properly.
In addition, it is likely that we will need to expand our manufacturing capacity within the next two years. We expect that any expansion would be achieved through modified space utilization in our current leased facilities, improved efficiencies, automation and acquisition of additional tooling and equipment. We may not have, or be able to obtain, the required funds to expand our manufacturing capacity if necessary.
We are dependent on our collaborations, and events involving these collaborations or any future collaborations could delay or prevent us from developing or commercializing products.
The success of our current business strategy and our near- and long-term viability will depend on our ability to execute successfully on existing strategic collaborations and to establish new strategic collaborations. Collaborations allow us to leverage our resources and technologies and to access markets that are compatible with our own core areas of expertise. To penetrate our target markets, we may need to enter into additional collaborative agreements to assist in the development and commercialization of future products. Establishing strategic collaborations is difficult and time-consuming. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position and our internal capabilities. Our discussions with potential collaborators may not lead to the establishment of new collaborations on favorable terms.
We have collaborations with Medtronic, Inc. and certain of its affiliates, or Medtronic, The Cleveland Clinic Foundation and GE. In each collaboration, we combine our technology or core capabilities with that of the third party to either permit greater penetration into markets, as in the case of Medtronic and GE, or enhance the functionality of our current and planned products, as in the case of The Cleveland Clinic Foundation.
We have limited control over the amount and timing of resources that our current collaborators or any future collaborators devote to our collaborations or potential products. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may not develop or commercialize products that arise out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing or sale of these products. Moreover, in the event of termination of a collaboration agreement, termination negotiations may result in less favorable terms.
If we experience difficulties with our IVUS and angiographic image co-registration development efforts, the commercialization of this IVUS product enhancement would be adversely affected.
We have entered into a software development and license agreement with Paieon to develop functionality that synchronizes IVUS and angiographic images to be included as part of our IVUS consoles. Paieon and we may be unable to complete, or may experience delays in the development of IVUS and angiographic image co-registration functionality to allow commercialization of our IVUS consoles with this feature. If Paieon or we experience delays, are unable to complete development, full functionality is not achieved or the product does not provide the anticipated benefit, we may not recoup the investment, and the sale of our IVUS consoles may be adversely impacted.
Even if development of the co-registration functionality is completed with Paieon, our customers will not be able to use Paieon’s CardiOp-B product until they receive a software key from Paieon. Our relationships with customers could be adversely impacted if Paieon fails to timely deliver this software key. This software development and license agreement with Paieon has a six-year term. At the end of such term, we will no longer be able to license the CardiOpB product to our customers unless we can extend the existing agreement or enter into a new agreement with Paieon.
Delays in planned product introductions may adversely affect our business and negatively impact future revenues.
We are currently developing new products and product enhancements with respect to our IVUS and FM products. We may experience delays in any phase of product development and commercial launch, including during research and development, manufacturing, limited release testing, marketing and customer education efforts. Any delays in our product launches may significantly impede our ability to successfully compete in the IVUS and FM markets and may reduce our revenues.
We intend to fully launch our s5 family of consoles in the United States and Europe by late 2006. To meet this goal, we must complete our design validation testing, electrical safety testing and customer preference testing and obtain regulatory clearance or approval for our products. We may experience problems with respect to these development or regulatory steps which could prevent or cause delays in our expected product launches. We signed a supply and distribution agreement with GE in March 2006 for our s5i and s5i GE Innova IVUS consoles. In the event that we experience any difficulties under our agreement or in coordinating our efforts with GE, our full commercial launch and revenue from the sale of these products will be harmed.
We are also developing a rotational catheter product for each of our IVUS IVG and s5 consoles, which we expect to launch in the United States and Europe by mid-2007. To reach this goal, we must complete various stages of development, and it may be necessary to delay expected product launches to allow us to finalize product development. We have also been working to complete the design requirements for our planned FM ComboMap II product. Additional development steps, including manufacturing and product testing, will be necessary before these products can be launched. Any development delays resulting in a delayed launch may have a negative effect on our business, including lost or delayed revenue and decreased market acceptance.
We and our present and future collaborators may fail to develop or effectively commercialize products covered by our present and future collaborations if:

•	we do not achieve our objectives under our collaboration agreements;

•	we or our collaborators are unable to obtain patent protection for the products or proprietary technologies we develop in our collaborations;

•	we are unable to manage multiple simultaneous product discovery and development collaborations;

•	our collaborators become competitors of ours or enter into agreements with our competitors;

•	we or our collaborators encounter regulatory hurdles that prevent commercialization of our products; and

•	we develop products and processes or enter into additional collaborations that conflict with the business objectives of our other collaborators.
In addition, conflicts may arise with our collaborators, such as conflicts concerning the interpretation of clinical data, the achievement of milestones, the interpretation of financial provisions or the ownership of intellectual property developed during the collaboration. If any conflicts arise with our existing or future collaborators, they may act in their self-interest, which may be adverse to our best interest.
If we or our collaborators are unable to develop or commercialize products, or if conflicts arise with our collaborators, we will be delayed or prevented from developing and commercializing products which will harm our business and financial results.
To market and sell our products internationally, we depend on third-party distributors, and they may not be successful.
We currently depend on third-party distributors to sell our products, particularly in Japan. If these distributors are not successful in selling our products, we may be unable to increase or maintain our level of international revenue. Over the long term, we intend to grow our business internationally, and to do so we will need to attract additional distributors to expand the territories in which we do not directly sell our products. Our distributors may not commit the necessary resources to market and sell our products. If current or future distributors do not perform adequately or if we are unable to locate distributors in particular geographic areas, we may not realize revenue growth internationally.

A significant portion of our annual revenue is derived from sales to our Japanese distributors, Fukuda Denshi and Goodman. In 2005, we generated revenues of $31.7 million from sales to Fukuda Denshi and revenues of $1.5 million from sales to Goodman. Additionally, Fukuda Denshi has sub-distribution agreements with Goodman and other parties who act as sub-distributors of our products. While these multi-level agreements allow us to access specific customers and markets, they create complex distribution arrangements and increase our reliance on our Japanese distributors. Our agreements with Fukuda Denshi are scheduled to terminate in 2007. We entered into a new agreement with Fukuda Denshi in March 2006 that extends our commercial relationship though June 2012. This agreement became effective upon the transfer of the related regulatory approvals held by Fukuda Denshi, which took place on June 1, 2006. A significant change in our relationship with our distributors or in the relationships between our distributors may have a negative impact on our ability to sustain and grow our business in Japan.
In certain other international markets, we also use distributors. Other than Japan, no one market in which we use distributors represents a significant portion of our revenues but, in the aggregate, problems with these distribution arrangements could negatively effect our international sales strategy, negatively impact our revenues and the market price of our stock.
The risks inherent in our international operations may adversely impact our revenues, results of operations and financial condition.
We derive, and anticipate we will continue to derive, a significant portion of our revenues from operations in Japan and Europe. As we expand internationally, we will need to hire, train and retain qualified personnel for our direct sales efforts and retain distributors and train their personnel in countries where language, cultural or regulatory impediments may exist. We cannot ensure that distributors, physicians, regulators or other government agencies will accept our products, services and business practices. In addition, we purchase some components on the international market. The sale and shipment of our products and services across international borders, as well as the purchase of components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.
Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions, including:

•	our ability to obtain, and the costs associated with obtaining, U.S. export licenses and other required export or import licenses or approvals;

•	operating under government-run healthcare systems and changes in third-party reimbursement policies;

•	changes in duties and tariffs, taxes, trade restrictions, license obligations and other non-tariff barriers to trade;

•	burdens of complying with a wide variety of foreign laws and regulations related to healthcare products;

•	costs of localizing product and service offerings for foreign markets;

•	business practices favoring local companies;

•	longer payment cycles and difficulties collecting receivables through foreign legal systems;

•	difficulties in enforcing or defending agreements and intellectual property rights; and

•	changes in foreign political or economic conditions.

We cannot ensure that one or more of these factors will not harm our business. Any material decrease in our international revenues or inability to expand our international operations would adversely impact our revenues, results of operations and financial condition.
Our manufacturing operations are dependent upon sole source suppliers, which makes us vulnerable to supply problems, price fluctuations and manufacturing delays.
We rely on AMI Semiconductors, Inc., or AMIS, for the supply of application specific integrated circuits, or ASICs, used in the manufacture of our IVUS IVG consoles and our catheters. These ASICs are critical to these products, and there are relatively few alternative sources of supply. We do not carry a significant inventory of these ASICs. If we had to change suppliers, we expect that it would take at least a year, and possibly 18 months or longer, to identify an appropriate replacement supplier, complete design work and undertake the necessary inspections before ASICs would be available. We rely on International Micro Industries, Inc., or IMI, to undertake additional processing of certain of the ASICs that are produced by AMIS for use in the manufacture of our catheters. We do not carry a significant inventory of the circuits that are finished by IMI. We expect that in the event it is necessary to replace IMI, it would take at least three months, and possibly six months or longer, to identify an appropriate replacement supplier that is able to undertake the additional processing on the ASICs. We are not parties to supply agreements with either AMIS or IMI but instead use purchase orders as needed.
We also rely on Dynamics Research Corp. and Johnson Matthey Plc for the supply of flex circuits and tubes, respectively, which are components used in the manufacture of our catheters. We do not carry significant inventory of either of these components and do not have supply agreements with either party. We expect that in the event it is necessary to change suppliers with respect to either of these components it will take at least three months, and possibly six months or longer, to identify an appropriate replacement supplier, complete design work and undertake the necessary inspections so that production can be commenced by the new supplier.
Our reliance on these sole source suppliers subjects us to a number of risks that could impact our ability to manufacture our products and harm our business, including:

•	inability to obtain adequate supply in a timely manner or on commercially reasonable terms;

•	interruption of supply resulting from modifications to, or discontinuation of, a supplier’s operations;

•	delays in product shipments resulting from uncorrected defects, reliability issues or a supplier’s variation in a component;

•	uncorrected quality and reliability defects that impact performance, efficacy and safety of products from replacement suppliers;

•	price fluctuations due to a lack of long-term supply arrangements for key components with our suppliers;

•	difficulty identifying and qualifying alternative suppliers for components in a timely manner;

•	production delays related to the evaluation and testing of products from alternative suppliers and corresponding regulatory qualifications; and

•	delays in delivery by our suppliers due to changes in demand from us or their other customers.
Any significant delay or interruption in the supply of components, or our inability to obtain substitute components or materials from alternate sources at acceptable prices and in a timely manner, could impair our ability to meet the demand of our customers and harm our business. Identifying and qualifying additional or replacement suppliers for any of the components used in our products may not be accomplished quickly or at all and could involve significant additional costs. Any supply interruption from our suppliers or failure to obtain additional suppliers for any of the components used to manufacture our products would limit our ability to manufacture our products and could therefore have a material adverse effect on our business, financial condition and results of operations.
If we are unable to recruit, hire and retain skilled and experienced personnel, our ability to effectively manage and expand our business will be harmed.
Our success largely depends on the skills, experience and efforts of our officers and other key employees who may terminate their employment at any time. The loss of any of our senior management team, in particular our President and Chief Executive Officer, R. Scott Huennekens, could harm our business. We have entered into employment contracts with R. Scott Huennekens and our Chief Financial Officer, John T. Dahldorf, but these agreements do not guarantee that they will remain employed by us in the future. The announcement of the loss of one of our key employees could negatively affect our stock price. Our ability to retain our skilled workforce and our success in attracting and hiring new skilled employees will be a critical factor in determining whether we will be successful in the future. We face challenges in hiring, training, managing and retaining employees in certain areas including clinical, technical and sales and marketing. This could delay new product development and commercialization, and hinder our marketing and sales efforts, which would adversely impact our competitiveness and financial results.
If we fail to properly manage our anticipated growth, our business could suffer.
Rapid growth of our business is likely to place a significant strain on our managerial, operational and financial resources and systems. To execute our anticipated growth successfully, we must attract and retain qualified personnel and manage and train them effectively. In addition, we anticipate hiring additional personnel to assist in the commercialization of our current products and in the development of future products. We will be dependent on our personnel and third parties to effectively market and sell our products to an increasing number of customers. We will also depend on our personnel to develop and manufacture new products and product enhancements. Further, our anticipated growth will place additional strain on our suppliers resulting in increased need for us to carefully monitor for quality assurance. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals.
Fluctuations in foreign currency exchange rates could result in declines in our reported revenues and earnings.
Some of our distribution agreements have provisions that provide for payments to us in a foreign currency. Our reported revenues and earnings are subject to fluctuations in currency exchange rates. We do not engage in foreign currency hedging arrangements, and, consequently, foreign currency fluctuations may adversely affect our revenues and earnings.
If we choose to acquire new businesses, products or technologies, we may experience difficulty in the identification or integration of any such acquisition, and our business may suffer.
Our success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures and technologies. Accordingly, we may in the future pursue the acquisition of complementary businesses, products or technologies instead of developing them ourselves. We have no current commitments with respect to any acquisition or investment. We do not know if we will be able to identify or complete any acquisitions, or whether we will be able to successfully integrate any acquired business, product or technology or retain key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. If we are unable to integrate any acquired businesses, products or technologies effectively, our business will suffer. In addition, any amortization or charges resulting from acquisitions could harm our operating results.

Our FM products have one competitor who, if more successful at commercializing its product, may cause us to lose market share which would adversely impact our business.
Our FM products compete with the products of Radi Medical Systems AB, a privately-held company based in Sweden. As Radi is a privately-held company without any public reporting obligations, the actual size of the FM market is difficult to ascertain. If we are unable to effectively demonstrate that our products offer greater applicability and enhanced functionality or other benefits compared to products of Radi or future competitors, we could fail to expand or penetrate the existing FM market. Since certain of our current and anticipated products are specifically developed for the FM market, our failure to achieve greater market penetration and market expansion would harm our financial condition and results of operations.
If we become profitable, we cannot assure you that our net operating losses will be available to reduce our tax liability.
Our ability to use our net operating losses may be limited or reduced. Generally, a change of more than 50 percentage points in the ownership of our shares, by value, over the three-year period ending on the date the shares were acquired constitutes an ownership change and may limit our ability to use net operating loss carryforwards. Furthermore, the number of shares of our common stock issued in this offering may be sufficient, taking into account prior or future changes in our ownership over a three-year period, to cause us to undergo an ownership change. As a result, our ability to use our existing net operating losses to offset U.S. taxable income may also become subject to substantial limitations. Further, the amount of our net operating losses could be reduced if any tax deductions taken by us are limited or disallowed by the Internal Revenue Service. All of these limitations could potentially result in increased future tax liability for us.
We may require significant additional capital to pursue our growth strategy, and our failure to raise capital when needed could prevent us from executing our growth strategy.
We believe that our existing cash and cash equivalents together with the net proceeds from our initial public offering will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, we intend to continue to spend substantial amounts on sales and marketing initiatives to support the ongoing commercialization of our products and on research and development activities, including support of product development, regulatory compliance and clinical study initiatives. We may need to obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to act on opportunities to acquire complementary businesses, products or technologies. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:

•	market acceptance of our products;

•	the revenues generated by our products;

•	the need to adapt to changing technologies and technical requirements, and the costs related thereto;

•	the costs associated with expanding our manufacturing, marketing, sales and distribution efforts; and

•	the existence and timing of opportunities for expansion, including acquisitions and strategic transactions.
If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain debt financing. The sale of additional equity or debt securities, or the use of our stock in an acquisition or strategic transaction, would result in additional dilution to our stockholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations. Our significant losses to date may prevent us from obtaining additional funds on favorable terms, if at all. We have not made arrangements to obtain additional financing, and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all.
Our debt agreements contain terms that place restrictions on the operation of our business, and our failure to comply with these terms could put us in default, which would harm our business and operations.
Our debt agreements contain a number of covenants. These covenants limit our ability to, among other things:

•	incur additional debt and liens;

•	pay dividends; and

•	sell or dispose of any of our assets outside the normal course of business.
We are also subject to covenants requiring us to meet certain defined profitability goals and to maintain a certain minimum quick ratio. We exceeded the maximum net loss covenant in our revolving credit facility for the quarter ended March 31, 2005 and the bank waived the requirement that we comply with this covenant for the quarter ended March 31, 2005. We cannot assure you that the bank will waive any requirements under this revolving credit facility in the future. Failure to meet any of these covenants could result in an event of default under our outstanding debt agreements. In the event of a default, our lenders may take one or more of the following actions:

•	increase our borrowing costs;

•	further restrict our ability to obtain additional borrowings;

•	accelerate payment on all amounts outstanding; and

•	enforce their interests against collateral pledged.
If any lender accelerates our debt payments, our assets may not be sufficient to fully pay down our debt.
In addition, as we cannot declare dividends or incur additional debt without the written approval from our lenders, our ability to raise additional capital could be severely restricted. Our ability to receive the necessary approvals is largely dependent upon our relationship with our lenders and our performance, and no assurances can be given that we will be able to obtain the necessary approvals in the future. Our inability to raise additional capital could lead to working capital deficits that could have a material adverse effect on our operations.
The expense and potential unavailability of insurance coverage for our company, customers or products may have an adverse effect on our financial position and results of operations.
While we currently have insurance for our business, property, directors and officers, and products, insurance is increasingly costly and the scope of coverage is narrower, and we may be required to assume more risk in the future. If we are subject to claims or suffer a loss or damage in excess of our insurance coverage, we will be required to cover the amounts in excess of our insurance limits. If we are subject to claims or suffer a loss or damage that is outside of our insurance coverage, we may incur significant costs associated with loss or damage that could have an adverse effect on our financial position and results of operations. Furthermore, any claims made on our insurance policies may impact our ability to obtain or maintain insurance coverage at reasonable costs or at all. We do not have the financial resources to self-insure, and it is unlikely that we will have these financial resources in the foreseeable future.

We have product liability insurance that covers our products and business operation, but we may need to increase and expand this coverage commensurate with our expanding business. Any product liability claims brought against us, with or without merit, could result in:

•	substantial costs of related litigation or regulatory action;

•	substantial monetary penalties or awards;

•	decreased demand for our products;

•	reduced revenue or market penetration;

•	injury to our reputation;

•	withdrawal of clinical study participants;

•	an inability to establish new strategic relationships;

•	increased product liability insurance rates; and

•	prevention of securing continuing coverage.
Some of our customers and prospective customers may have difficulty in procuring or maintaining liability insurance to cover their operation and use of our products. Medical malpractice carriers are withdrawing coverage in certain regions or substantially increasing premiums. If this trend continues or worsens, our customers may discontinue using our products and potential customers may opt against purchasing our products due to the cost or inability to procure insurance coverage.
Risks Related to Government Regulation
If we fail to obtain, or experience significant delays in obtaining, regulatory clearances or approvals for our products or product enhancements, our ability to commercially distribute and market our products could suffer.
Our products are subject to rigorous regulation by the FDA and numerous other Federal, state and foreign governmental authorities. Our failure to comply with such regulations could lead to the imposition of injunctions, suspensions or loss of regulatory clearances or approvals, product recalls, termination of distribution, product seizures or civil penalties. In the most egregious cases, criminal sanctions or closure of our manufacturing facilities are possible. The process of obtaining regulatory authorizations to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such authorizations will be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new medical device only after the device has received 510(k) clearance or is the subject of an approved pre-market approval, or PMA, application. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. The PMA approval process is more costly, lengthy and uncertain than the 510(k) clearance process. Introduction to the market of products we develop that require regulatory clearance or approval may be delayed. In addition, because we cannot assure you that any new products or any product enhancements we develop will be subject to the shorter 510(k) clearance process, the regulatory approval process for our products or product enhancements may take significantly longer than anticipated. There is no assurance that the FDA will not require that a new product or product enhancement go through the lengthy and expensive PMA approval process. To date, all of our products have been cleared through the 510(k) process. We have no experience in obtaining PMA approvals.
In the 25 member states of the European Union, or E.U., there is a consolidated system for the authorization of medical devices. The system of regulating medical devices operates by way of a certification for each medical device. Each certificated device is marked with a CE mark which shows that the device has a Certificat de Conformité. There are national bodies, known as Competent Authorities, in each member state that oversee the implementation of the E.U. Medical Device Directive within their jurisdiction.

The means for achieving the requirements for a CE mark vary according to the nature of the device. Under the requirements of E.U. member states, our products are required to be assessed by a Notified Body. If a Notified Body of one member state has issued a Certificat de Conformité, the device can be sold throughout the European Union without further conformance tests being required in other member states. Our products, including their design and manufacture, have been certified by the British Standards Institute, or BSI, in the United Kingdom as being compliant with the requirements of E.U. law. Consequently, we are entitled to affix a CE mark to our products and their packaging and this gives us the right to sell them in Europe.
Foreign governmental authorities that regulate the manufacture and sale of medical devices have become increasingly stringent, and to the extent we continue to market and sell our products in foreign countries, we will be subject to rigorous regulation in the future. In such circumstances, we would rely significantly on our distributors to comply with the varying regulations, and any failures on their part could result in restrictions on the sale of our products in foreign countries.
We are currently conducting clinical studies of some of our products under an investigational device exemption. Clinical studies must be conducted in compliance with regulations of the FDA and those of regulatory agencies in other countries in which we conduct clinical studies. The data collected from these clinical studies will ultimately be used to support market clearance for these products. There is no assurance that U.S. or foreign regulatory bodies will accept the data from these clinical studies or that they will ultimately allow market clearance or approval for these products. Regulatory delays or failures to obtain clearances and approvals could disrupt our business, harm our reputation and adversely affect our sales.
Modifications to our products may require new regulatory clearances or approvals or may require us to recall or cease marketing our products until clearances are obtained.
Modifications to our products may require new 510(k) clearances or pre-market approvals or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance. A manufacturer may determine that a modification could not significantly affect safety or efficacy and does not represent a major change in its intended use, so that no new 510(k) is necessary. However, the FDA can review a manufacturer’s decision and may disagree. The FDA may also on its own initiative determine that a new clearance or approval is required. We have made modifications to our products in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing our products as modified, which could require us to redesign our products and harm our operating results. In these circumstances, we may be subject to significant enforcement actions.
If a manufacturer determines that a modification to an FDA-cleared device could significantly affect its safety or efficacy, or would constitute a major change in its intended use, then the manufacturer must file for a new 510(k) clearance or possibly a PMA approval. Where we determine that modifications to our products require a new 510(k) clearance or PMA approval, we may not be able to obtain those additional clearances or approvals for the modifications or additional indications in a timely manner, or at all. For those products sold in the European Union, we must notify BSI, our E.U. Notified Body, if significant changes are made to the products or if there are substantial changes to our quality assurance systems affecting those products. Delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

If we fail to adequately manage our regulatory responsibilities following the transfer to us of the Japanese regulatory approvals previously held by Fukuda Denshi, our ability to sell our IVUS products in Japan would be impaired.
We currently market our IVUS products in Japan under a regulatory approval known as a shonin. Shonins for medical devices are issued by Japan’s Ministry of Health, Labour and Welfare to a Marketing Authorization Holder, or MAH, who thereafter holds the shonins for, or possesses regulatory approval permitting the import of, such devices into Japan. The shonins for our IVUS products were previously held by Fukuda Denshi, the MAH for our IVUS products, who acted as our importer and one of our Japanese distributors and has been responsible for our regulatory compliance in Japan. Until June 1, 2006, we did not have the capability or the authority to import or sell our IVUS products directly in Japan, and we were dependent on Fukuda Denshi to do so.
Fukuda Denshi transferred the shonins for our IVUS products to us on June 1, 2006. Due to the transfer of the shonins, responsibility for Japanese regulatory filings and future compliance resides with us. There is a risk that the transfer of the shonins and regulatory responsibility will lead to disruption or lack of coordination in our ongoing compliance activities in Japan. As the holder of the shonins, we have the authority to import and sell our IVUS products but are subject to greater scrutiny. As such, we will have to dedicate greater internal resources to direct regulatory compliance in Japan. We cannot guarantee that we will be able to adequately meet the increased regulatory responsibilities. Non-compliance with Japanese regulations may result in action to prohibit further importation and sale of our products in Japan, a significant market for our products. As holder of the shonins, we are required to import our products directly through our Japanese subsidiary and sell to our distributors from our subsidiary. At present, we do not have the capabilities to support direct importation and sales to our distributors. As a result, we have retained a third party to provide this support. We have no operating history with this third party and cannot guarantee that it or any other party will adequately support importation and sales to our distributors. If we cannot establish the infrastructure to import our products or if support is not adequately provided by a third party, our ability to import and sell our products in Japan would be impaired. If we are unable to sell our IVUS products in Japan, we will lose a significant part of our annual revenues, and our business will be substantially impacted.
Changes in the Japanese regulatory requirements for medical devices could impact our ability to market our products in Japan and subject us to fines, penalties or other sanctions.
In April 2005, Japan changed the law regarding medical device approvals to require that shonins include additional information beyond what had been required in the past, including information about manufacturing processes, shipping and other raw materials used. Companies are not required by the revised law to withdraw their existing shonins, and the revised law states that shonins approved under the prior law will still be considered valid. However, importers marketing products in Japan must update their shonins on a five-year cycle, and the updates are expected to include the additional information required by the revised law.
These new regulations increase the regulatory and quality assurance requirements for both our manufacturing facilities and our efforts in obtaining and maintaining regulatory approvals in Japan. While parts of the new regulations are still being defined, we expect that the new regulations may result in higher costs and delays in securing approval to market our products in Japan.
We expect to file a new shonin application for our IVUS catheters in the third quarter of 2006, although we are not required under the Japanese regulatory laws to do so until 2010. This new filing will comply with the new law which encompasses design, manufacturing, shipping and quality processes. In connection with the new law, the Japanese government has prepared new guidance documents, including one document that addresses raw materials. This new law and guidance document greatly expand the required content of the product approval application from the prior law. With the existing shonins, we relied on Fukuda Denshi’s regulatory expertise that the product approval applications appropriately reflected our devices and therefore were in compliance with the law at the time as well as their assessment regarding continuing compliance with the law over the years.

We cannot guarantee that the Japanese regulatory authorities will not take a different view of compliance with the existing shonins and conclude that because the new laws require inclusion of new information, we must cease marketing or even recall our IVUS catheters until we have updated, and received approval of, our shonin to include the additional information required by the new law. Alternatively, the Japanese regulatory authorities could disagree with our distributor’s past conclusions and determine that we should have disclosed this information in the earlier shonins that were filed under prior law, and they could require us to cease marketing, recall the product or impose other regulatory penalties. In the event that the Japanese regulatory authorities come to such a conclusion and take corrective action, our business will suffer from lost revenue, lost reputation and lost market share.
If we or our suppliers fail to comply with the FDA’s Quality System Regulation or ISO Quality Management Systems, manufacturing of our products could be negatively impacted and sales of our products could suffer.
Our manufacturing processes and those of our suppliers are required to comply with the FDA’s Quality System Regulation, or QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products. We are also subject to similar state and foreign requirements and licenses, known as ISO Quality Management Systems, or QMS. In addition, we must engage in extensive recordkeeping and reporting and must make available our manufacturing facilities and records for periodic inspections by governmental agencies, including the FDA, state authorities and comparable foreign agencies. If we fail to comply with the QSR or QMS, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse Quality System inspection could result in, among other things, a shut-down of our manufacturing operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our devices, operating restrictions and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our products and cause our revenue to decline.
We were inspected by the FDA in 2004, and two observations were noted, namely that the FDA’s analysis of field service reports indicated that our procedures were inadequate in identifying existing and potential causes of nonconforming products and other quality problems, and that our service procedures were not completed and implemented. We addressed these two observations by updating several procedures to include field service reports as another source of quality data to identify existing and potential causes of nonconforming products, and we also completed the formal execution of service procedures. The FDA acknowledged receipt of our response detailing how we addressed these two observations, and we have received no additional follow-up or any further inspections.
More recently, we were inspected by the FDA in April 2006, and three observations were noted. These included incomplete documentation of the justification for segregating two lots of nonconforming product in 2004, incomplete procedures and records for equipment cleaning and maintenance, and incomplete verification of corrective and preventive actions taken in certain instances. We are in the process of responding to these observations, and believe that we will complete all necessary evaluation of, and implementation of adjustments to, the affected processes by the end of September 2006.
Inspections by the E.U. Notified Body are conducted biannually and the E.U. Notified Body also has the right to make unannounced visits to our manufacturing facility. Our most recent inspection by the E.U. Notified Body in December 2005 resulted in no major non-conformities and eight minor non-conformities in the areas of servicing, corrective action, contract review, internal audits, record retention and design input. Since there were no major non-conformities, the E.U. Notified Body granted us ISO 13485:2003 certification, which enables us to design, develop, manufacture, and distribute ultrasonic imaging catheters, ultrasonic imaging electronic systems, percutaneous transluminal coronary angioplasty catheters, intravascular pressure and flow measuring guide wires and electronic systems, guide wires and patient cables.

We believe that we have taken sufficient corrective actions to address the observations and nonconformities noted by the FDA and the E.U. Notified Body, but there can be no assurance that our actions will satisfy the FDA and the E.U. Notified Body. The FDA and the E.U. Notified Body may impose additional inspections or audits at any time and may conclude that our quality system is improperly validated or not otherwise in compliance with applicable regulations. Such findings potentially could disrupt our business, harm our reputation and adversely affect our sales.
Our products may in the future be subject to product recalls that could harm our reputation, business and financial results.
The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious adverse health consequences or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources, and have an adverse effect on our financial condition and results of operations. A recall announcement would harm our reputation with customers, affect revenues and negatively affect our stock price.
If our products, or malfunction of our products, cause or contribute to death or serious injury, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.
Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA device-related deaths, serious injuries and any malfunction which could result in death or serious injury if it were to reoccur. All manufacturers placing medical devices in the market in the European Union are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the Competent Authority in whose jurisdiction the incident occurred. Were this to happen to us, the relevant Competent Authority would file an initial report, and there would then be a further inspection or assessment if there are particular issues. This would be carried out either by the Competent Authority or it could require that the BSI, as the Notified Body, carry out the inspection or assessment.
Malfunction of our products, such as the separation of catheter tips during procedures, could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Such malfunctions have been reported to us on 19 occasions since July 2003. No injury to patients resulted from any of these incidents, but we can make no assurance that any future incident would not result in harm to patients. Upon learning of the malfunctions, we have taken all actions required by law and notified the appropriate regulatory authorities, including the FDA. We investigated each of the incidents, and found no evidence that the catheters were manufactured incorrectly. Product mishandling may contribute to or cause a separation or other product malfunction. Our product labeling includes a warning statement to avoid pulling the catheter if resistance is felt, but we can make no assurance that our products will be handled properly. While we do not believe there was any deficiency in any product, we cannot guarantee that malfunctions will not occur in the future. If they do occur, we may elect to take voluntary corrective action, and we may be subject to involuntary corrective action such as notification, fines, seizures or recalls. If someone is harmed by a malfunction or by product mishandling, we may be subject to product liability claims. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

Failure to obtain regulatory approval in additional foreign jurisdictions will prevent us from expanding the commercialization of our products abroad.
We intend to market our products in a number of international markets. Although certain of our IVUS products have been approved for commercialization in Japan and in the European Union, in order to market our products in other foreign jurisdictions, we will need to obtain separate regulatory approvals. The approval procedure varies among jurisdictions and can involve substantial additional testing. Approval by the FDA does not ensure approval by regulatory authorities in other jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign jurisdictions or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval in addition to other risks. In addition, the time required to obtain foreign approval may differ from that required to obtain FDA approval, and we may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any foreign market other than in the European Union and Japan.
We depend on one distributor to hold the shonins related to our FM products imported into Japan and for ongoing regulatory compliance, and difficulties involving this relationship will impair our ability to sell our FM products in Japan.
Goodman currently distributes our FM products in Japan and is responsible for Japanese regulatory compliance in relation to these products, including obtaining and maintaining the applicable shonins and ensuring ongoing compliance with Japanese laws and regulations relating to importation and sale. We have neither the capability nor the authority to import or sell our FM products in Japan and are dependent on Goodman to do so. Sales of our FM products in Japan accounted for 11.9% of our FM product revenues and 1.6% of our total revenues in fiscal 2005, and 13.3% of our FM product revenues and 1.8% of our total revenues for the six months ended June 30, 2006. Our distribution relationship with Goodman is based on an agreement executed in 1994. By its terms, this agreement expired in 1999 unless extended by mutual written agreement. No formal amendment to the agreement has extended its terms. However, Goodman and we have continued to operate in accordance with its terms, including the adoption of new pricing exhibits, placement and fulfillment of orders, and payment of invoices, since we acquired certain FM assets in 2003. If Goodman fails to maintain regulatory compliance related to our FM products, we will be unable to sell our FM products in Japan. Furthermore, if Goodman successfully argues that it is under no obligation to distribute our FM products and ceases to distribute our FM products, we will no longer be able to sell our FM products in Japan.
We may be subject to Federal, state and foreign healthcare fraud and abuse laws and regulations and other regulatory reforms, and a finding of failure to comply with such laws, regulations and reforms could have a material adverse effect on our business.
Our operations may be directly or indirectly affected by various broad Federal and state healthcare fraud and abuse laws. These include the Federal anti-kickback statute, which prohibits any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in return for or to induce the referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of an item or service, for which payment may be made under Federal healthcare programs, such as the Medicare and Medicaid programs. The Federal anti-kickback statute is very broad in scope, and many of its provisions have not been uniformly or definitively interpreted by existing case law or regulations. In addition, many states have adopted laws similar to the Federal anti-kickback statute, and some of these laws are broader than that statute in that their prohibitions are not limited to items or services paid for by a Federal healthcare program but, instead, apply regardless of the source of payment.
Our financial relationships with healthcare providers and others who provide products or services to Federal healthcare program beneficiaries or are in a position directly or indirectly to recommend or arrange for use of our products are potentially governed by the Federal anti-kickback statute and similar state laws. If our past or present operations, including our consulting arrangements with physicians who use our products, are found to be in violation of these laws, we or our officers may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from Medicare and Medicaid program participation. In connection with their services, some physicians serve as consultants and have in the past been awarded options to purchase our common stock. In the aggregate, these securities represent options to purchase 118,179 shares of our common stock as of June 30, 2006. Additionally, some are paid consulting fees or reimbursed for expenses. If enforcement action were to occur, our business and financial condition would be harmed.
In addition, Federal and state authorities and private whistleblower plaintiffs recently have brought actions against manufacturers alleging that the manufacturers’ activities constituted aiding and abetting healthcare providers in the submission of false claims, or alleging that the manufacturers themselves made false or misleading statements to the Federal government. Such investigations or litigation could be time-consuming and costly to us and could divert management’s attention from operating our business, which could have a material adverse effect on our business. In addition, if our activities were found to violate Federal or state false claims provisions, it could have a material adverse effect on our business and results of operations.
We could also be subject to investigation and enforcement activity under Title II of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created a new Federal healthcare fraud statute that prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and could result in fines, imprisonment or exclusion from government-sponsored programs.
In the United States, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. Federal and state lawmakers regularly propose and, at times, enact new legislation establishing significant changes in the healthcare system. We cannot predict whether new Federal legislation will be enacted in the future or the full impact that any such new legislation will have on our business. The potential for adoption of healthcare reform proposals on a state-by-state basis could require us to develop state-specific marketing and sales approaches. In addition, we may experience pricing pressures in connection with the sale of our products due to additional legislative proposals or healthcare reform initiatives. Our results of operations and our business could be adversely affected by future healthcare reforms.
In the European Union, legislation on inducements offered to physicians and other healthcare workers or hospitals differ from country to country. Breach of the laws relating to such inducements may expose us to the imposition of criminal sanctions. It may also harm our reputation, which could in turn affect sales.
If our customers are unable to obtain coverage of or sufficient reimbursement for procedures performed with our products, it is unlikely that our products will be widely used.
Successful sales of our products will depend on the availability of adequate coverage and reimbursement from third-party payors. Healthcare providers that purchase medical devices for treatment of their patients generally rely on third-party payors to reimburse all or part of the costs and fees associated with the procedures performed with these devices. Both public and private insurance coverage and reimbursement plans are central to new product acceptance. Customers are unlikely to use our products if they do not receive reimbursement adequate to cover the cost of our products and related procedures.
To the extent we sell our products internationally, market acceptance may depend, in part, upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and by region in some countries, and include both government-sponsored healthcare and private insurance. We may not obtain international reimbursement approvals in a timely manner, if at all. Our failure to receive international reimbursement approvals would negatively impact market acceptance of our products in the international markets in which those approvals are sought.

To date, our products have generally been covered as part of procedures for which reimbursement has been available. However, in the United States, as well as in foreign countries, government-funded or private insurance programs, commonly known as third-party payors, pay the cost of a significant portion of a patient’s medical expenses. No uniform policy of coverage or reimbursement for medical technology exists among all these payors. Therefore, coverage of and reimbursement for medical technology can differ significantly from payor to payor.
All third-party reimbursement programs, whether government funded or insured commercially, whether inside the United States or outside, are developing increasingly sophisticated methods of controlling healthcare costs through prospective reimbursement and capitation programs, group purchasing, redesign of benefits, second opinions required prior to major surgery, careful review of bills, encouragement of healthier lifestyles and exploration of more cost-effective methods of delivering healthcare. These types of programs and legislative changes to reimbursement policies could potentially limit the amount which healthcare providers may be willing to pay for medical devices.
We believe that future reimbursement may be subject to increased restrictions both in the United States and in international markets. Third-party reimbursement and coverage for our products may not be available or adequate in either the United States or international markets. Future legislation, regulation, coverage or reimbursement policies of third-party payors may adversely affect the growth of the IVUS and FM markets, the demand for our existing products or our products currently under development, and limit our ability to sell our products on a profitable basis.
Compliance with environmental laws and regulations could be expensive, and failure to comply with these laws and regulations could subject us to significant liability.
We use hazardous materials in our research and development and manufacturing processes. We are subject to Federal, state and local regulations governing use, storage, handling and disposal of these materials and associated waste products. We are currently licensed to handle such materials, but there can be no assurance that we will be able to retain those licenses in the future or obtain licenses under new regulations if and when they are required by governing authorities. Although we believe our procedures for use, storage, handling and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials, and we may incur liability as a result of any such contamination or injury. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources and any applicable insurance. We have also incurred and may continue to incur expenses related to compliance with environmental laws. Such future expenses or liability could have a significant negative impact on our business, financial condition and results of operations. Further, we cannot assure that the cost of compliance with these laws and regulations will not materially increase in the future.
The use, misuse or off-label use of our products may result in injuries that lead to product liability suits, which could be costly to our business.
Our currently marketed products have been cleared by the FDA for particular indications for the qualitative and quantitative evaluation of the coronary and peripheral vasculature. Our products are also CE marked, licensed in Canada, have approvals in Japan, as well as regulatory approvals in many other countries around the world for specific indications for use. There may be increased risk of injury if physicians attempt to use our products in procedures outside of those indications cleared for use, known as off-label use. Our sales force does not promote our products for off-label uses, and our instructions for use in all markets specify that our products are not intended for use outside of those indications cleared for use. However, we cannot prevent a physician from using our products for off-label applications. Our catheters and guide wires are intended to be single-procedure products. In spite of clear labeling and instructions against reuse, we are aware that certain physicians have elected to reuse our products. Reuse of our catheters and guide wires may increase the risk of product liability claims. Reuse may also subject the party reusing the product to regulatory authority inspection and enforcement action. Physicians may also misuse our product if they are not adequately trained, potentially leading to injury and an increased risk of product liability. If our products are defectively designed, manufactured or labeled, contain defective components or are misused, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us.
Risks Related to Our Intellectual Property and Potential Litigation
Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain.
Our success depends significantly on our ability to protect our intellectual property and proprietary technologies. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our pending U.S. and foreign patent applications may not issue as patents or may not issue in a form that will be advantageous to us. Any patents we have obtained or do obtain may be challenged by re-examination, opposition or other administrative proceeding, or may be challenged in litigation, and such challenges could result in a determination that the patent is invalid. In addition, competitors may be able to design alternative methods or devices that avoid infringement of our patents. To the extent our intellectual property protection offers inadequate protection, or is found to be invalid, we are exposed to a greater risk of direct competition. If our intellectual property does not provide adequate protection against our competitors’ products, our competitive position could be adversely affected, as could our business. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.
In addition to pursuing patents on our technology, we have taken steps to protect our intellectual property and proprietary technology by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, corporate partners and, when needed, our advisors. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate.
In the event a competitor infringes upon our patent or other intellectual property rights, litigation to enforce our intellectual property rights or to defend our patents against challenge, even if successful, could be expensive and time consuming and could require significant time and attention from our management. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against challenges from others.
The medical device industry is characterized by patent litigation, and we could become subject to litigation that could be costly, result in the diversion of our management’s time and efforts, require us to pay damages or prevent us from selling our products.
The medical device industry is characterized by extensive litigation and administrative proceedings over patent and other intellectual property rights. Whether or not a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Our competitors may assert that they own U.S. or foreign patents containing claims that cover our products, their components or the methods we employ in the manufacture or use of our products. In addition, we may become a party to an interference proceeding declared by the U.S. Patent and Trademark Office to determine the priority of invention. Because patent applications can take many years to issue and in many instances at least 18 months to publish, there may be applications now pending of which we are unaware, which may later result in issued patents that contain claims that cover our products. There could also be existing patents, of which we are unaware, that contain claims that cover one or more components of our products. As the number of participants in our industry increases, the possibility of patent infringement claims against us also increases.
Any interference proceeding, litigation or other assertion of claims against us may cause us to incur substantial costs, could place a significant strain on our financial resources, divert the attention of our management from our core business and harm our reputation. If the relevant patents were upheld as valid and enforceable and we were found to be infringing, we could be required to pay substantial damages and/or royalties and could be prevented from selling our products unless we could obtain a license or were able to redesign our products to avoid infringement. Any such license may not be available on reasonable terms, if at all. If we fail to obtain any required licenses or make any necessary changes to our products or technologies, we may be unable to make, use, sell or otherwise commercialize one or more of our products. In addition, if we are found to willfully infringe, we could be required to pay treble damages, among other penalties.
We are aware of certain third-party U.S. patents related to pressure sensor guide wires and instrumentation. We do not have licenses to these patents nor do we believe that such licenses are required to develop, commercialize or sell our pressure sensor guide wires. However, the owners of these patents may initiate a lawsuit alleging infringement of one or more of these patents. If they do, we may be required to incur substantial costs related to patent litigation, which could place a significant strain on our financial resources and divert the attention of management from our business and harm our reputation. Adverse determinations in such litigation could cause us to redesign or prevent us from manufacturing or selling our pressure sensor guide wires and instrumentation, which would have an adverse effect on our business by limiting our ability to generate revenues through the sale of our FM guide wires.
From time to time in the ordinary course of business, we receive letters from third parties advising us of third-party patents that may relate to our business. The letters do not explicitly seek any particular action or relief from us. Although these letters do not threaten legal action, these letters may be deemed to put us on notice that continued operation of our business might infringe intellectual property rights of third parties. We do not believe we are infringing any such third-party rights, and we are unaware of any litigation or other proceedings having been commenced against us asserting such infringement. We cannot assure you that such litigation or other proceedings may not be commenced against us in the future.
In November 2003, in partial consideration of our acquisition of certain intellectual property assets, we agreed to assume control of an arbitration being conducted in England for the purpose of construing third-party license rights to our acquired technology pursuant to a license agreement. If the claims were decided against us, we would have to share rights to certain patents and to share information related to certain technological developments. In such circumstances, we would continue to have the right to use the patents unabated in medically invasive procedures, but the other party, or its successor, may have a right to use the technology for all other uses. In the event that the other party, its successor or an acquirer of the technology commercializes the technology in such a way that competes with our products in a non-medically invasive manner, our competitive position may be harmed.
Our rights to a worldwide license of certain IVUS patents owned or licensed by Boston Scientific may be challenged.
The marketing and sale of our rotational IVUS catheters and pullback products depend on a license to IVUS-related patents owned or licensed by Boston Scientific. Boston Scientific was required to transfer the related intellectual property rights pursuant to a 1995 order of the Federal Trade Commission. We obtained rights to the license in 2003 through our former wholly-owned subsidiary, Pacific Rim Medical Ventures, which merged into us on December 30, 2004. In the event Boston Scientific disputes our rights to the license or seeks to terminate the license, we may be required to expend significant time and resources defending our rights. An adverse determination could cause us to redesign or prevent us from manufacturing or selling our rotational IVUS catheters and pullback products, which would have an adverse effect on our business. Additionally, in the event that the chain of title from the 1995 transfer of rights from Boston Scientific through the 2003 transfer to us is challenged, we may have fewer rights to the technology than our business requires which will negatively impact our ability to continue our development of rotational IVUS catheters and pullback products or subject us to disputes with Boston Scientific or others with respect to the incorporation of intellectual property into our products.
Our Virtual Histology IVUS business depends on a license from The Cleveland Clinic Foundation, the loss of which would severely impact our business.
The marketing and sale of our Virtual Histology IVUS, or VH IVUS, application for IVUS depends on an exclusive license to patents owned by The Cleveland Clinic Foundation, the license to which we obtained in April 2002. We are aware that maintenance of the license depends upon certain provisions being met by us including payment of royalties, commercialization of the licensed technology and obtaining regulatory clearances or approvals. If The Cleveland Clinic Foundation were to claim that we committed material breach or default of these provisions and we were not able to cure such breach or default, The Cleveland Clinic Foundation would have a right to terminate the agreement. The loss of the rights granted under the agreement could require us to redesign our VH IVUS application or prevent us from manufacturing or selling our IVUS products containing VH IVUS in countries covered by these patents. In addition, our exclusive license shall become non-exclusive if we fail to obtain regulatory clearances or approvals to commercialize the licensed technology within a proscribed time period. The cost of redesigning or inability to sell our VH IVUS products will have a negative impact on our ability to grow our business and may cause a drop in our stock price.
Risks Related to Our Common Stock
We expect that the price of our common stock will fluctuate substantially.
Before our initial public offering in June 2006, there was no public market for our common stock. An active public trading market for our common stock may not develop or, if developed, may not be sustained. Factors that could cause volatility in the market price of our common stock include the following:

•	changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earning estimates;

•	quarterly variations in our or our competitors’ results of operations;

•	changes in governmental regulations or in the status of our regulatory clearance or approvals;

•	changes in availability of third-party reimbursement in the United States or other countries;

•	the announcement of new products or product enhancements by us or our competitors;

•	announcements related to patents issued to us or our competitors and to litigation;

•	sales of large blocks of our common stock, including sales by our executive officers and directors; and

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors.
These factors may materially and adversely affect the market price of our common stock.
Future equity issuances or a sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.
If we have future equity issuances or if our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decline. There will be

28,688,217 shares of common stock, including shares issued upon the exercise of options or warrants outstanding as of June 30, 2006, eligible for sale on December 12, 2006, subject to an extension of no more than 34 additional days. In addition, on December 12, 2006, the holders of 21,435,671 shares of common stock issued upon the conversion of our preferred stock and upon the exercise of certain warrants may require us, subject to certain conditions, to file a registration statement covering those shares. We also intend to file a registration statement on Form S-8 to facilitate the resale of the shares of common stock reserved for issuance under our 2000 Long Term Incentive Plan and 2005 Equity Compensation Plan. If any of these stockholders cause a large number of securities to be sold in the public market, the sales could reduce our stock price. In addition, sales of these shares could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.
Because we may need to raise additional capital in the future to continue to expand our business and develop new products, among other things, we may conduct substantial additional equity offerings. These future equity issuances, together with any additional shares issued in connection with acquisitions, will result in further dilution to investors.
Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.
Our directors, officers and principal stockholders each holding more than 5% of our common stock collectively control 55.8% of our outstanding common stock, assuming the exercise of all options and warrants held by such persons. As a result, these stockholders, if they act together, would be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.
Anti-takeover provisions in our amended and restated certificate of incorporation and bylaws and Delaware law could discourage a takeover.
Our amended and restated certificate of incorporation and bylaws, which became effective upon completion of our initial public offering and Delaware law contain provisions that might enable our management to resist a takeover. These provisions include:

•	a classified board of directors;

•	advance notice requirements to stockholders for matters to be brought at stockholder meetings;

•	a supermajority stockholder vote requirement for amending certain provisions of our amended and restated certificate of incorporation and bylaws; and

•	the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer.
We are also subject to the provisions of Section 203 of the Delaware General Corporation Law that, in general, prohibit any business combination or merger with a beneficial owner of 15% or more of our common stock unless the holder’s acquisition of our stock was approved in advance by our board of directors. These provisions might discourage, delay or prevent a change in control of our company or a change in our management. The existence of these provisions could adversely affect the voting power of holders of common stock and limit the price that investors might be willing to pay in the future for shares of our common stock.

We have adopted a stockholder rights plan, which became effective upon the consummation of our initial public offering, that may discourage, delay or prevent a change of control and make any future unsolicited acquisition attempt more difficult. Under the rights plan:

•	the rights will become exercisable only upon the occurrence of certain events specified in the plan, including the acquisition of 20% of our outstanding common stock by a person or group, with limited exceptions;

•	each right will entitle the holder, other than an acquiring person, to acquire shares of our common stock at a discount to the then prevailing market price;

•	our board of directors may redeem outstanding rights at any time prior to a person becoming an acquiring person at a minimal price per right; and

•	prior to a person becoming an acquiring person, the terms of the rights may be amended by our board of directors without the approval of the holders of the rights.
We have broad discretion in the use of the remaining proceeds from our initial public offering, which could result in our utilizing the proceeds in ways that may not yield a return to stockholders.
Our management will have broad discretion over the use and investment of the remaining proceeds from our initial public offering, and accordingly, investors in our initial public offering will need to rely upon the judgment of our management with respect to the use of proceeds. Our management may utilize a portion or all of the remaining proceeds from our initial public offering in ways that our stockholders may not agree with or that may not yield a favorable return. The failure of our management to apply the remaining proceeds from our initial public offering effectively could harm our business, financial condition and results of operations.
As a result of being a public company, we will incur increased costs that may place a strain on our resources or divert our management’s attention from other business concerns.
As a public company, we are incurring additional legal, accounting and other expenses that we did not incur as a private company. We are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the Securities and Exchange Commission and The NASDAQ Market, including expanded disclosures, accelerated reporting requirements and more complex accounting rules. The Securities Exchange Act of 1934, as amended, or the Exchange Act, requires us to file annual quarterly and current reports with respect to our business and financial condition, which requires us to incur legal, accounting and other expenses. The Sarbanes-Oxley Act requires us to maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight is required. We expect that the corporate governance rules and regulations of the SEC and The NASDAQ Market will make some of our activities more time consuming and costly. These laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These requirements may place a strain on our resources and divert our management’s attention from other business concerns, which could have an adverse effect on our business, financial condition and results of operations. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. In addition, while we plan to hire staff with public company experience and technical accounting knowledge, there can be no assurance that we will be able to do so. If we are successful, such hiring will increase our operating expenses in the future.

We have not paid dividends in the past and do not expect to pay dividends in the future.
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all future earnings for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends in the foreseeable future. The payment of dividends will be at the discretion of our board of directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payments of dividends present in our current and future debt agreements, and other factors our board of directors may deem relevant. We are subject to several covenants under our debt arrangements that place restrictions on our ability to pay dividends. If we do not pay dividends, a return on our stockholders investment will only occur if our stock price appreciates.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
From April 1, 2006 through June 30, 2006, options to purchase 79,939 shares of common stock were exercised at prices ranging from $0.11 to $0.33 and 49,639 shares were cancelled.
The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.
Use of Proceeds
Our registration statement of Form S-1 (SEC File No. 333-132678), as amended, relating to our initial public offering was declared effective on June 14, 2006, and the offering commenced on June 15, 2006. We sold 7,820,000 shares of common stock to the public, including 1,020,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option, at an initial public offering price of $8.00 per share. J.P. Morgan Securities, Inc., Piper Jaffray & Co., Bear, Stearns & Co. Inc. and Cowen and Company, LLC acted as underwriters for our initial public offering.
Our initial public offering, which has terminated, resulted in net proceeds to us of $54.5 million after deducting offering expenses of $3.6 million and underwriting discounts and commissions of $4.4 million, for total expenses of $8.0 million. None of the offering expenses resulted in direct or indirect payments to any of our directors, officers or their associates, to persons owning 10% or more of our common stock or to any of our affiliates.
As of June 30, 2006, $29.2 million of the proceeds from our initial public offering and available cash were used to repay debt to FFC Partners, II. L.P. and FFC Executive Partners II, L.P., related parties and $750,000 was used to pay the balance outstanding balance of our short-term debt. The remaining net proceeds were invested in money market funds, in accordance with our investment policy. Carlos A. Ferrer, a member of our board of directors, is the managing member of FFC GP II, LLC, the general partner of FFC Partners, II, L.P., and the managing member of FFC Executive GP II, LLC, the general partner of FFC Executive Partners II, L.P. Other than $29.2 million of the net proceeds used to repay debt, none of the net proceeds from our initial public offering have resulted in direct or indirect payments to directors, officers or their associates, to persons who owned 10% or more of our common stock or to any of our affiliates.
We expect to use the remaining net proceeds from our initial public offering for sales and marketing initiatives to support the ongoing commercialization of our products and to use the remainder of our net proceeds for research and development activities and general corporate purposes.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
In connection with our preparations for our initial public offering, our stockholders took action by written consent pursuant to Section 228 of the Delaware General Corporation Law on two occasions during the quarter ended June 30, 2006.
On May 9, 2006, stockholders holding 1,424,902 outstanding shares of our common stock and 18,842,398 shares of our preferred stock (in each case, on a pre-split basis), representing 94.61% of our outstanding shares of preferred stock and 83.75% of our outstanding shares of common and preferred stocks, on an as converted to common stock basis, at such time, acted by written consent to (1) approve an Amended and Restated Certificate of Incorporation pursuant to which, among other things, we are authorized to issue 250,000,000 shares of our common stock and 10,000,000 shares of preferred stock, the rights, preferences and privileges of which preferred stock may be determined by the Board of Directors, (2) approve amended and restated Bylaws to, among other things, conform to the provisions set forth in the Amended and Restated Certificate of Incorporation, (3) approve the Rights Agreement between us and American Stock Transfer & Trust Company, (4) approve the creation of the Series A Junior Participating Preferred Stock, par value $.001 per share, in relation to the Rights Agreement, and (5) approve an amendment to our 2005 Equity Compensation Plan to increase the total number of shares of common stock that may be issued under such plan to 8,978,814, less the number of shares subject to stock options and stock awards under our 2000 Long Term Incentive Plan.
On May 22, 2006, stockholders holding 18,447,123 outstanding shares of our common stock and preferred stock (on a pre-split basis), representing 76.23% of our outstanding shares of common and preferred stock, on an as converted to common stock basis, at such time, acted by written consent to approve an amendment to our Amended and Restated Certificate of Incorporation to effectuate a reverse stock split, pursuant to which each one and one-tenth of our issued and outstanding common stock was automatically converted and reconstituted as one share of common stock.

Item 5.	Other Information
None.

Item 6.	Exhibits
The exhibits listed on the accompanying index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ R. Scott Huennekens R. Scott Huennekens	President and Chief Executive Officer, Director (principal executive officer)	August 9, 2006

/s/ John T. Dahldorf John T. Dahldorf	Chief Financial Officer (principal financial officer and principal accounting officer)	August 9, 2006

Exhibit Index

Exhibit
No.		Description of Exhibit

2.1		Asset Purchase Agreement dated July 10, 2003 by and among Jomed, Inc., Jomed N.V., Jomed GmbH, Jomed Benelux S.A. and Volcano Therapeutics, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-132678)).
2.2		Asset Transfer Agreement, by and between Pacific Rim Medical Ventures Corp and Koninklijke Philips Electronics N.V., dated July 3, 2003 (Incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-132678)).
3.1		Amended and Restated Certificate of Incorporation of Volcano Corporation.
3.2		Certificate of Designation of Series A Junior Participating Preferred Stock of Volcano Corporation.
3.3		Bylaws of Volcano Corporation.
4.1		Rights Agreement, by and between Volcano Corporation and American Stock Transfer & Trust Company, dated June 20, 2006.
10.1	*	Software Development and License Agreement by and between Paieon, Inc. and Volcano Corporation dated May 10, 2006 (Incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (Registration No. 333-132678)).
10.2		Underwriting Agreement by and among Volcano Corporation, J.P. Morgan Securities, Inc., Piper Jaffray & Co., Bear, Stearns & Co. Inc. and Cowen and Company, LLC, dated June 14, 2006.
10.3	**	Manufacturing Services Agreement by and between Volcano Corporation and Endicott Interconnect Technologies, Inc., dated July 14, 2006.
31.1		Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1		Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted with respect to certain portions of this exhibit.

**	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the Securities and Exchange Commission.