Form 10-Q
period 2006-09-30
Volcano CORP
filed 2006-11-03
CIK 1354217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-52045
Volcano Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0928885
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2870 Kilgore Road,
Rancho Cordova, California	95670
(Address of Principal Executive Offices)	(Zip Code)
(800) 228-4728
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 31, 2006
Common stock, $0.001 par value	33,077,697

VOLCANO CORPORATION
Form 10-Q
For the Quarterly Period Ended September 30, 2006
Index

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
a. Consolidated Balance Sheets as of December 31, 2005 and September 30, 2006
b. Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2006
c. Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2005 and 2006
d. Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2006
e. Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2006
f. Notes to Unaudited Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
Signatures
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VOLCANO CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	December 31,	September 30,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$15,219	$25,074
Accounts receivable, net	16,001	22,381
Inventories	10,155	12,194
Prepaid expenses and other current assets	1,416	2,493

Total current assets	42,791	62,142
Restricted cash	309	347
Property and equipment, net	9,885	8,921
Intangible assets, net	14,645	12,585
Other non-current assets	838	390

	$68,468	$84,385

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$11,119	$8,123
Accrued compensation	4,437	5,595
Accrued expenses and other current liabilities	4,955	4,660
Deferred revenues	2,173	2,265
Current maturities of long-term debt	3,114	1,557

Total current liabilities	25,798	22,200
Long-term debt	27,236	247
Deferred license fee from a related party	1,625	1,438
Other	217	292

Total liabilities	54,876	24,177
Commitments and contingencies (Note 5)
Convertible preferred stock, 19,915 shares issued and outstanding at December 31, 2005 and no shares issued and outstanding at September 30, 2006	63,060	—
Stockholders’ equity (deficit):
Preferred stock, par value $0.001; 20,109 and 10,000 shares authorized at December 31, 2005 and September 30, 2006, respectively and no shares issued and outstanding
Common stock, par value $0.001; 34,500 and 250,000 shares authorized at December 31, 2005 and September 30, 2006, respectively; 3,883 and 33,064 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	4	33
Additional paid-in capital	8,443	125,616
Deferred stock compensation	(2,888)	—
Accumulated other comprehensive income	392	14
Accumulated deficit	(55,419)	(65,455)

Total stockholders’ equity (deficit)	(49,468)	60,208

	$68,468	$84,385

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Revenues	$26,948	$27,782	$67,198	$73,517
Cost of revenues	13,497	10,560	32,836	30,248

Gross profit	13,451	17,222	34,362	43,269
Operating expenses:
Selling, general and administrative	8,861	11,769	25,406	35,027
Research and development	4,348	3,965	10,623	12,835
Amortization of intangibles	770	781	2,280	2,332

Total operating expenses	13,979	16,515	38,309	50,194

Operating income (loss)	(528)	707	(3,947)	(6,925)
Interest expense	(1,321)	(144)	(3,999)	(3,910)
Interest and other income (expense), net	47	192	(349)	1,072

Income (loss) before provision for income taxes	(1,802)	755	(8,295)	(9,763)
Provision for income taxes	29	254	49	273

Net income (loss)	$(1,831)	$501	$(8,344)	$(10,036)

Net income (loss) per share — basic	$(0.27)	$0.02	$(1.25)	$(0.60)

Net income (loss) per share — diluted	$(0.27)	$0.01	$(1.25)	$(0.60)

Weighted-average shares outstanding — basic	6,700	32,976	6,650	16,744

Weighted-average shares outstanding — diluted	6,700	36,900	6,650	16,744

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Net income (loss)	$(1,831)	$501	$(8,344)	$(10,036)
Other comprehensive income (loss):
Foreign currency translation adjustments	18	52	324	(378)

Comprehensive income (loss)	$(1,813)	$553	$(8,020)	$(10,414)

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(Unaudited)

	Designated		Designated		Designated
	Series A		Series B		Series C						Accumulated		Total
	Convertible		Convertible		Convertible				Additional	Deferred	Other		Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Stock	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2005	2,304	$2,304	14,949	$45,392	2,662	$15,364	3,883	$4	$8,443	$(2,888)	$392	$(55,419)	$(49,468)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(10,036)	(10,036)
Reversal of deferred stock compensation upon adoption of SFAS 123(R)	—	—	—	—	—	—	—	—	(2,888)	2,888	—	—	—
Issuance of common stock under stock option plans	—	—	—	—	—	—	140	—	68	—	—	—	68
Employee stock-based compensation cost	—	—	—	—	—	—	—	—	2,074	—	—	—	2,074
Non-employee stock-based compensation cost	—	—	—	—	—	—	—	—	366	—	—	—	366
Common stock issued in connection with initial public offering	—	—	—	—	—	—	7,820	8	54,514	—	—	—	54,522
Conversion of convertible preferred stock	(2,304)	(2,304)	(14,949)	(45,392)	(2,662)	(15,364)	18,123	18	63,042	—	—	—	63,060
Exercise of warrants	—	—	—	—	—	—	3,098	3	(3)	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(378)	—	(378)

Balance at September 30, 2006	—	$—	—	$—	—	$—	33,064	$33	$125,616	$—	$14	$(65,455)	$60,208

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2006
Operating activities
Net loss	$(8,344)	$(10,036)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,218	6,737
Amortization of debt discount and deferred financing fees	610	1,709
Interest capitalized as debt principal	2,769	1,973
Non-cash stock-based compensation expense	1,454	2,294
Loss (gain) on foreign exchange	692	(578)
Loss (gain) on sale of long-lived assets	21	(24)
Changes in operating assets and liabilities:
Accounts receivable	(4,105)	(6,101)
Inventories	(398)	(1,829)
Prepaid expenses and other assets	(581)	(728)
Accounts payable	1,980	(2,844)
Accrued compensation	1,132	1,127
Accrued expenses and other liabilities	1,762	(291)
Deferred revenues	827	66
Deferred license fee from a related party	(188)	(188)

Net cash provided by (used in) operating activities	2,849	(8,713)
Investing activities
Cash paid for other intangibles	(340)	(226)
Proceeds from sale of long-lived assets	—	50
Capital expenditures	(4,342)	(3,590)

Net cash used in investing activities	(4,682)	(3,766)
Financing activities
Proceeds from initial public offering, net	—	54,522
Proceeds from issuance of long-term debt	500	—
Repayment of long-term debt	(2,418)	(32,216)
Proceeds from issuance of short-term debt	—	750
Repayment of short-term debt	(5,897)	(750)
Proceeds from issuance of convertible preferred stock, net of issuance costs	15,106	—
Proceeds from exercise of common stock options	44	55
Increase in restricted cash	(83)	(33)

Net cash provided by financing activities	7,252	22,328
Effect of exchange rate changes on cash and cash equivalents	(156)	6

Net increase in cash and cash equivalents	5,263	9,855
Cash and cash equivalents, beginning of period	11,438	15,219

Cash and cash equivalents, end of period	$16,701	$25,074

Supplemental disclosures
Interest capitalized as debt principal	$2,769	$1,973
Cash paid for interest	620	228
Cash paid for income taxes	52	74
Non-cash investing and financing activities:
Preferred stock converted into common stock upon initial public offering	—	63,060
See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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
The accompanying financial information as of September 30, 2006 and for the three and nine months ended September 30, 2005 and 2006 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The December 31, 2005 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2005 included in the Company’s Registration Statement filed on Form S-1, as amended, which was declared effective by the Securities and Exchange Commission on June 14, 2006 (SEC File No. 333-132678).
In the opinion of management, the unaudited financial information as of September 30, 2006 and for the three and nine months ended September 30, 2005 and 2006 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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
Concentrations of Credit Risk
Fukuda Denshi Co., Ltd., a distributor in Japan, accounted for 35% and 14% of the Company’s revenues in the nine months ended September 30, 2005 and 2006, respectively, and 30% and 13% of the Company’s trade receivables as of December 31, 2005 and September 30, 2006, respectively. Goodman Company, Ltd., a distributor in Japan, accounted for 15% of the Company’s revenues in the nine months ended September 30, 2006 and 30% of the Company’s trade receivables at September 30, 2006. No other single customer accounted for more than 10% of the Company’s revenues for any period presented and at December 31, 2005 and September 30, 2006 no other single customer accounted for more than 10% of the Company’s trade receivables.
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
The Company adopted SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, stock-based compensation cost recognized in the three and nine months ended September 30, 2006 includes stock-based compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and stock-based compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. In accordance with the modified-prospective transition method, prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). See Note 6 Stockholders’ Equity (Deficit) for additional information.
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
Accrued warranty liability is included in accrued expenses and other current liabilities in the consolidated balance sheets. The change in the accrued warranty liability for the nine months ended September 30, 2005 and 2006 is summarized in the following table (in thousands):

	Nine Months
	Ended
	September 30,
	2005	2006
Balance at beginning of period	$203	$359
Warranties issued	479	535
Settlements	(347)	(473)

Balance at end of period	$335	$421

Net Income (Loss) Per Share
Basic and diluted net income (loss) per share is presented in accordance with SFAS No. 128, Earnings per Share. Basic net income (loss) per share is computed by dividing consolidated net income (loss) by the weighted-average number of common shares outstanding during the period. Shares issuable upon exercise of warrants to purchase common stock, which require little or no cash consideration from the holder are included in basic net income (loss) per share using the treasury stock method. Warrants to purchase an aggregate of up to 3,091,216 shares of the Company’s common stock at an exercise price of $0.011 have been reflected in the calculation of basic and diluted net income (loss) per share using the treasury stock method until their date of exercise in June 2006. The Company’s potential dilutive shares, which include outstanding common stock options, convertible preferred stock and warrants other than those described in the preceding sentence, have not been included in the computation of diluted net loss per share for the three months ended September 30, 2005 and the nine months ended September 30, 2005 and 2006 as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. In the three months ended September 30, 2006, dilutive common equivalent shares are calculated using the treasury stock method.

The basic and diluted net income (loss) per share calculations for the three and nine months ended September 30, 2005 and 2006 are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Net income (loss)	$(1,831)	$501	$(8,344)	$(10,036)

Denominator for basic and diluted net income (loss) per share:
Weighted-average common shares outstanding	3,614	32,976	3,565	14,821
Shares issuable upon exercise of certain warrants	3,086	—	3,085	1,923

Shares used for basic net income (loss) per share	6,700	32,976	6,650	16,744
Effect of dilutive stock options and warrants	—	3,924	—	—

Shares used for diluted net income (loss) per share	6,700	36,900	6,650	16,744

Basic net income (loss) per share	$(0.27)	$0.02	$(1.25)	$(0.60)

Diluted net income (loss) per share	$(0.27)	$0.01	$(1.25)	$(0.60)

The following table sets forth potential shares of common stock, as of each period end, that are not included in the diluted net loss per share calculation above for the three months ended September 30, 2005 and the nine months ended September 30, 2005 and 2006 because to do so would be anti-dilutive (in thousands):

	September 30,
	2005	2006
Stock options outstanding	4,743	4,962
Warrants to purchase stock	226	213
Unvested common stock subject to repurchase	104	34
Convertible preferred stock	18,123	—
Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement methodology for financial statement reporting purposes and promulgates a series of new disclosures of tax positions taken or expected to be taken on a tax return for which less than all of the resulting tax benefits are expected to be realized. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation in the first quarter of 2007. The Company is currently evaluating the requirements of FIN 48 and have not yet determined the impact on its consolidated financial statements.
2. FINANCIAL STATEMENT DETAILS
Inventories
Inventories consist of the following (in thousands):

	December 31,	September 30,
	2005	2006
Finished goods	$3,980	$3,435
Work-in-process	2,261	3,328
Raw materials	3,914	5,431

Total	$10,155	$12,194

3. DEBT AND CREDIT FACILITIES AND WARRANTS
The Company’s outstanding debt, including current maturities, was $30,350,000 and $1,804,000 at December 31, 2005 and September 30, 2006, respectively.
Revolving Credit Facility
The Company has a revolving credit facility agreement, for an amount not to exceed $10,000,000, with a bank. In April 2006, the revolving credit facility was amended and renewed for a one-year term and in July 2006, the revolving credit facility was further amended. Certain terms in the revolving credit facility have been modified, including the borrowing base and interest rate calculations and the covenant requirements and the term has been extended to May 31, 2007. Borrowings under the revolving credit facility, as amended in July 2006, are limited to $10,000,000, less amounts outstanding under letters of credit, a foreign exchange reserve and the aggregate amount of cash utilization services, which are subject to sub-limits of $1,000,000, $1,000,000 and $500,000, respectively. The revolving credit facility bears interest at the bank’s prime rate (8.25% at September 30, 2006). At September 30, 2006, the Company had no borrowings and $10,000,000 was available under the revolving credit facility. The revolving credit facility is secured by substantially all of the Company’s tangible assets and certain of its intangible assets.

Senior Subordinated Debt
Pursuant to a subordinated debt agreement entered into in December 2003, the Company repaid the outstanding balance of $29,189,000 on its senior subordinated notes, as required, with the proceeds from its initial public offering. As a result, the Company recorded a charge, included in interest expense, of $1,246,000 in the nine months ended September 30, 2006 related to the write-off of unamortized debt discount and deferred financing fees.
Warrants
Warrants to purchase 3,103,943 shares of the Company’s common stock with a weighted-average exercise price of $0.015 per share were, by their terms, automatically exercised on a cash-less basis upon the closing of the Company’s initial public offering and resulted in the net issuance of 3,097,943 shares of its common stock.
Key Covenants
The Company’s debt agreements include several covenants that place restrictions on the incurrence of debt and liens, capital expenditures and mergers involving the Company. Other covenants require the Company to meet certain defined profitability goals and to maintain a certain minimum quick ratio. Under the revolving credit facility, as amended in July 2006, the minimum quick ratio requirement was raised to 1.50 to 1 and the maximum adjusted net loss amount, as defined, was lowered to $2,500,000 effective with the quarter ended September 30, 2006 and to $1,500,000 effective with the quarters ending December 31, 2006 and March 31, 2007. The Company was in compliance with all covenants and limitations included in the provisions of its loan agreements and credit facility, as amended, as of September 30, 2006.
4. INTANGIBLE ASSETS
Intangible assets consist of developed technology, customer relationships, licenses, and patents and trademarks, which are amortized using the straight-line method over periods ranging from three to ten years, representing the estimated useful lives of the assets. During the nine months ended September 30, 2006, the Company recorded intangible asset additions of $272,000 related to internally developed patents and trademarks. During the nine months ended September 30, 2005, the Company recorded intangible asset additions of $340,000, which is comprised of $125,000 for acquired licenses, $200,000 for internally developed patents and trademarks and $15,000 for other intangible assets.
Intangible assets subject to amortization, by major class, consist of the following (in thousands):

	December 31, 2005			September 30, 2006
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Developed technology	$12,469	$4,796	$7,673	$12,469	$6,235	$6,234
Licenses	7,034	1,905	5,129	7,034	2,517	4,517
Customer relationships	1,674	644	1,030	1,674	837	837
Patents and trademarks	951	138	813	1,223	226	997

	$22,128	$7,483	$14,645	$22,400	$9,815	$12,585

The weighted-average amortization period at September 30, 2006 was seven and one-half years in total and was six and one-half years for developed technology and customer relationships and nine years for licenses, patents and trademarks. Amortization of intangibles for the three and nine months ended September 30, 2005 was $770,000 and $2,280,000, respectively and for the three and nine months ended September 30, 2006 was $781,000 and $2,332,000, respectively.

At September 30, 2006, amortization expense is expected to be as follows (in thousands):

2006 (three months)	$794
2007	3,072
2008	3,013
2009	3,013
2010	838
Thereafter	1,855

$12,585

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
Purchase Commitments
The Company has obligations under non-cancelable purchase commitments, primarily for production materials. As of September 30, 2006, the future minimum payments under these non-cancelable purchase commitments, all requiring payment by March 31, 2007, totaled $7,380,000.
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
6. STOCKHOLDERS’ EQUITY (DEFICIT)
In May 2006, the Company’s stockholders approved a resolution to increase the number of authorized shares of the Company’s common and preferred stock to 250,000,000 and 10,000,000, respectively, and to increase the number of shares subject to the Company’s 2005 equity compensation plan by 2,272,727 shares to a new total of 8,162,558. As of September 30, 2006, the Company has reserved 4,962,030 shares and 213,054 shares of its common stock for the issuance of options granted under the Company’s stock option plans and the exercise of common stock warrants, respectively. The increase to the authorized shares became effective upon the consummation of the Company’s initial public offering.
Stockholders Rights Plan
In May 2006, the Company’s stockholders approved a stockholders rights plan and a classified board of directors with staggered terms of election. Pursuant to the stockholder rights plan, the Company declared and paid a dividend of one right for each share of common stock outstanding. Unless redeemed by the Company prior to the time the rights are exercised, upon the occurrence of certain events, the rights will entitle the holders to receive shares of the Company’s preferred stock, or shares of an acquiring entity. The stockholders rights plan and the classified board of directors became effective upon the consummation of the Company’s initial public offering.
Initial Public Offering
On June 20, 2006, the Company sold 7,820,000 shares of common stock, including 1,020,000 shares sold pursuant to the exercise of the underwriters’ over-allotment, in an initial public offering for aggregate gross proceeds of $62,560,000. After deducting offering expenses and underwriters’ commissions and discounts, the Company received net proceeds of approximately $54,522,000. Upon completion of the initial public offering, all 19,915,440 shares of convertible preferred stock converted into common stock at a 1-to-0.91 conversion ratio and warrants to purchase 3,103,943 shares of the Company’s common stock were, by their terms, automatically exercised on a cash-less basis upon the closing of the offering, resulting in the net issuance of 3,097,943 shares of common stock.
Stock-Based Compensation
As of September 30, 2006, the Company has granted options under the 2005 Equity Compensation Plan (the 2005 Plan) and the 2000 Long Term Incentive Plan (the 2000 Plan) under which a maximum aggregate number of 8,162,558 shares of the Company’s common stock may be issued or transferred to employees, non-employee directors and consultants of the Company. Since October 2005, all options have been granted under the 2005 Plan. Options previously granted under the 2000 Plan that are cancelled or expire will increase the shares available for grant under the 2005 Plan. The terms of grant vary by plan and as of September 30, 2006, 2,334,760 shares remained available to grant.
In the nine months ended September 30, 2005, the Company accelerated vesting on certain non-employee options representing options to purchase 84,545 shares of the Company’s common stock. In connection with accelerating the vesting of these options, the Company recorded charges totaling $412,000 in the accompanying statement of operations. Of that amount, $34,000 was recorded in research and development and $378,000 was recorded in selling, general and administrative.
The following table sets forth stock-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2005	2006	2005	2006
Cost of revenues	$65	$103	$193	$239
Selling, general and administrative	219	573	1,013	1,680
Research and development	75	133	248	375
Included in the table above is $95,000 and $366,000 of stock-based compensation expense related to non-employees in the three and nine months ended September 30, 2006, respectively and $79,000 and $628,000 in the three and nine months ended September 30, 2005, respectively.
On January 1, 2006, the Company adopted SFAS No. 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. In March 2005, the Securities and Exchange Commission issued SAB No. 107 relating to SFAS No. 123(R) and the Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). Prior to January 1, 2006, the Company accounted for share-based payments using the intrinsic value method in accordance with APB No. 25, and related Interpretations, as permitted by SFAS No. 123. In accordance with APB No. 25, stock-based compensation expense had been recognized only when the fair market value of the Company’s stock options granted to employees and directors was greater than the exercise price of the underlying stock at the date of grant.
The Company adopted SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, stock-based compensation cost recognized in the three and nine months ended September 30, 2006 includes stock-based compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and stock-based compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. In accordance with the modified-prospective transition method, prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).
As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net income for the three months ended September 30, 2006 is $446,000 lower and the Company’s net loss for the nine months ended September 30, 2006 is $1,209,000 higher, than if the

Company had continued to account for stock-based compensation under APB No. 25 as it did in the comparable prior year periods. Diluted net income per share for the three months ended September 30, 2006 is $0.01 lower and diluted net loss per share for the nine months ended September 30, 2006 is $0.07 higher than if the Company had continued to account for stock-based compensation under APB No. 25 as it did in the comparable prior year periods. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets and its net operating loss carryforwards. The total compensation cost capitalized in inventory was $146,000 as of September 30, 2006.
The Company uses the Black-Scholes-Merton (Black-Scholes) option-pricing model, which was also used to determine the Company’s pro forma information required under SFAS No. 123 prior to the adoption of SFAS No. 123(R). Option valuation models require the input of highly subjective assumptions including the expected life of the stock-based award and the expected stock price volatility. The assumptions discussed here represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the recorded and pro forma stock-based compensation expense could have been materially different. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from the estimate, the stock-based compensation expense could be materially different.
Prior to adopting the provisions of SFAS No. 123(R), the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to APB No. 25 and provided the required pro forma disclosures of SFAS No. 123. Had compensation expense for the Company’s stock option plans been determined based upon the fair value at the grant date for awards under the plans using market-based option valuation models, net loss would have been as follows (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss as reported	$(1,831)	$(8,344)
Add: Total stock-based employee compensation determined under APB No. 25 and included in reported net loss	279	825
Deduct: Total stock-based employee compensation determined under fair value based method	(540)	(1,170)

Pro forma net loss	$(2,092)	$(8,689)

Basic and diluted net loss per share: As reported	$(0.27)	$(1.25)

Pro forma	$(0.31)	$(1.31)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions:

	Three Months Ended
	September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Risk-free interest rate	4.1%	5.0%	3.8% to 4.1%	4.6% to 5.0%
Expected life (years)	5	4.75	5	4.75
Estimated volatility	75%	55%	75%	55% to 61%
Expected dividends	None	None	None	None
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
A summary of the status of our non-vested shares as of September 30, 2006 and changes during the nine months ended September 30, 2006 is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Non-vested shares at December 31, 2005	2,865,914	$3.08
Grants of options	303,259	5.36
Vested	(907,125)	2.50
Forfeitures or expirations	(141,832)	3.09

Non-vested shares at September 30, 2006	2,120,216	3.65

Option activity for the nine months ended September 30, 2006 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Life	intrinsic value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2005	4,940,838	$2.13
Grants of options	303,259	10.11
Exercises	(140,235)	0.39
Forfeitures or expirations	(141,832)	3.45

Outstanding and exercisable at September 30, 2006	4,962,030	2.63	7.3	$43,952

Vested and expected to vest as of September 30, 2006	4,760,129	2.48	7.3	$42,884

As required by SFAS No. 123(R), the Company made an estimate of expected forfeitures and is recognizing compensation cost only for those equity awards expected to vest.
The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 was $1,498,000 and represents the difference between the exercise price of the option and the market value of the Company’s common stock on the dates exercised. As of September 30, 2006, $5,894,000 of total unrecognized compensation cost related to stock options issued to employees is expected to be recognized over a weighted average term of 2.7 years.
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

Revenues based on geographic location are summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Revenues:
United States	$11,216	$12,726	$30,460	$36,611
Japan	11,708	10,175	24,895	21,234
Europe, the Middle East and Africa	3,304	3,469	10,061	12,386
Rest of world	720	1,412	1,782	3,286

	$26,948	$27,782	$67,198	$73,517

8. RELATED PARTIES
Medtronic, Inc. and Its Affiliates
The Company has collaborations with Medtronic, Inc. and certain of its affiliates (collectively, Medtronic). In July 2003, the Company entered into agreements with Medtronic to provide a license to manufacture and market certain products incorporating the Company’s IVUS technology, technical guidance to develop products covered by the license, and certain supply rights related to the products covered by the license. The Company was paid a $2,500,000 license fee by Medtronic in exchange for the fully paid, royalty-free, perpetual, irrevocable, worldwide license. The license fee has been deferred and is being recognized as revenue over the estimated 10-year term of the agreement. The amount recorded in revenues totaled $63,000 during the three months ended September 30, 2005 and 2006, respectively, and $188,000 during the nine months ended September 30, 2005 and 2006, respectively. At September 30, 2006, the amount deferred was $1,688,000, of which $250,000 was reflected in the current portion of deferred revenues. In addition, the Company recorded revenues related to the sale of a component of the Company’s IVUS catheter totaling $43,000 and $475,000 to Medtronic during the three and nine months ended September 30, 2005, respectively, and $0 and $887,000 during the three and nine months ended September 30, 2006. At December 31, 2005 and September 30, 2006, there was $93,000 and $0 due from Medtronic, respectively. The 2003 agreements with Medtronic also included an option to distribute agreement relating to certain other of the Company’s IVUS products not covered by the license described above. This option to distribute agreement provided Medtronic with the right to negotiate a new agreement with the Company for Medtronic to distribute certain IVUS products on terms to be mutually agreed upon by the parties upon the expiration, in June 2007, of the Company’s existing distribution agreement with Fukuda Denshi. The option to distribute agreement also provided that the terms of a new distribution agreement to be negotiated by Medtronic and the Company would be substantially similar to the terms of the existing distribution agreement with Fukuda. Under the option to distribute agreement, the Company was granted the right to terminate the agreement in the event that prior to December 31, 2006, the Company first consummated an initial public offering of shares of its common stock or sold all or substantially all of its assets, and then paid Medtronic a $2,000,000 termination fee.
In January 2006, the Company and Medtronic entered into a termination agreement to terminate the option to distribute. The Company elected to terminate the option to distribute agreement because the Company believed it would gain greater flexibility in developing its product sales strategy in Japan if it did not have to consider the impact of Medtronic exercising the option to distribute or factor in the uncertainty of whether Medtronic would in fact exercise the option. In accordance with the termination agreement and in consideration of Medtronic agreeing to waive its right to the termination fee, the Company agreed to transfer to Medtronic an agreed amount of the Company’s inventory with a carrying value of approximately $315,000. In the nine months ended September 30, 2006, $315,000 has been recorded in selling, general and administrative expense in the statement of operations in conjunction with the execution of this new agreement and the agreed upon amount of inventory has been transferred to Medtronic.
There were no other amounts due to or from a related party at December 31, 2005 or September 30, 2006.

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
We have corporate infrastructure in the United States and Europe and a combination of direct sales and distribution relationships in the United States and in international markets, including Japan, Europe, the Middle East and Africa, Canada, Asia Pacific and Latin America. Our corporate headquarters, located in Rancho Cordova, California, contains our worldwide manufacturing and research and development operations. We have sales offices in Alpharetta, Georgia and Tokyo, Japan, sales and distribution offices in Zaventem, Belgium, a third-party distribution facility in Chiba, Japan, a research and development facility in Cleveland, Ohio and an administrative office in San Diego, California.
We have focused on building our U.S. and international sales and marketing infrastructure to market our products to physicians and technicians who perform percutaneous interventional procedures in hospitals and to other personnel who make purchasing decisions on behalf of hospitals. We expanded our worldwide sales organization from 60 employees in July 2003 to 92 employees as of September 30, 2006, which included 78 direct sales representatives in the United States and Western Europe. In addition, we have expanded our distribution relationships to include 40 distributors covering 28 countries as of September 30, 2006.
Fukuda Denshi, an IVUS distributor in Japan, accounted for 14.2% of our revenues in the nine months ended September 30, 2006 and 34.5% in fiscal 2005. In the first quarter of 2005, Goodman, formerly Boston Scientific’s distributor of its IVUS products in Japan, began to distribute our IVUS products in Japan through a sub-distribution agreement with Fukuda Denshi. Due to this new distribution relationship, we experienced a significant increase in orders for our IVUS consoles and catheters from Fukuda Denshi during 2005 as Goodman purchased initial inventory of our products to market to its over 1,100 interventional cardiology accounts. As a result of the significant order activity by Goodman, our revenues, including our mix of consoles and single-procedure disposable catheters, and the costs of those revenues in 2005 may not be comparable to other periods. Additionally, Fukuda Denshi transferred the Japanese regulatory approvals, or shonins, for our IVUS products to us on June 1, 2006. Due to the transfer, we are now able to sell directly to distributors in Japan as opposed to being required to sell our IVUS products only to Fukuda Denshi. As a result, since June 1, 2006, we have sold directly to both Goodman and Fukuda Denshi and the percentage of our revenues attributable to Fukuda Denshi has declined.
In the nine months ended September 30, 2006, 16.9% of our revenues and 13.3% of our operating expenses and in fiscal 2005, 16.6% of our revenues and 14.3% of our operating expenses were denominated in foreign currencies, primarily the Euro. As a result, we are subject to risks related to fluctuations in foreign currency exchange rates, which could affect our operating results in the future.
Our IVUS products are comprised of consoles, single-procedure disposable catheters and advanced functionality options. Our family of consoles includes the IVUS In-Vision Gold, or IVG, and the new PC-based s5. The s5 family of products became our primary console offering following its full commercial launch with real-time VH in the second quarter of 2006. We are developing advanced functionality options including IVUS and angiographic image co-registration, and phased array and rotational catheter compatibility, which we intend to offer on all of our IVUS consoles. Our single-procedure disposable IVUS catheters only operate and interface with our family of IVUS consoles. We believe we are the only company worldwide that offers both phased array and rotational catheters following our commercial launch in the third quarter of 2006 of our Revolution rotational IVUS catheter.

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
As of September 30, 2006, we had a worldwide installed base of over 1,600 IVUS consoles and over 700 FM consoles. We intend to grow and leverage this installed base to drive recurring sales of our single-procedure disposable catheters and guide wires. In the nine months ended September 30, 2006, the sale of our single-procedure disposable catheters and guide wires accounted for $55.9 million, or 76.0% of our revenues, as compared to $47.6 million, or 70.8% of our revenues in the nine months ended September 30, 2005. The lower revenues from single-procedure disposable catheters and guide wires as a percentage of our total revenue in the nine months ended September 30, 2005 can be attributed to the volume of console orders from Goodman.
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
In the nine months ended September 30, 2006, our revenues were $73.5 million, our operating loss was $10.0 million and our cash used in operating activities was $8.7 million. At September 30, 2006, our accumulated deficit was $65.5 million.
In March 2006, we entered into a supply and distribution agreement with GE, pursuant to which we are collaborating on the development and distribution of our s5i GE Innova IVUS console, which is our s5i IVUS imaging system console that is installed directly into a cath lab on a permanent basis and is able to be integrated with GE’s Innova system. Under the terms of the agreement, GE has been granted exclusive distribution rights worldwide, excluding Japan, for the s5i GE Innova IVUS product for a period of 12 months, subject to minimum purchase forecasts, and non-exclusive distribution rights thereafter. Commercialization of our s5i GE Innova IVUS console commenced in July 2006 and the 12-month exclusivity period commenced on August 15, 2006. GE has also been granted non-exclusive distribution rights worldwide, excluding Japan, for our s5i product. Unless extended, or terminated earlier in accordance with its terms, the agreement will expire on December 31, 2009. GE’s obligation to purchase products from us under the agreement is limited to firm purchase orders made by GE and accepted by us. No minimum purchase requirements are required and the forecasts to be provided under the agreement will not be binding. While we have not previously entered into a distribution arrangement that is similar to our agreement with GE, we believe our relationship with GE will enable us to increase sales of our consoles worldwide, excluding Japan.
We completed our initial public offering on June 20, 2006 in which we sold 7,820,000 shares of common stock to the public at an offering price of $8.00 per share. The initial public offering resulted in net proceeds of $54.5 million, after deducting offering expenses and underwriting discounts and commissions. Of the net proceeds, $29.2 million was used to repay our senior subordinated debt, as required by its terms. In addition, $2.6 million was used for other debt repayment, $1.1 million was used for capital expenditures and $137,000 was used for the acquisition of intangibles. The remaining net proceeds were invested in money market funds, in accordance with our investment policy. In conjunction with the offering, all our outstanding shares of preferred stock were converted into 18,123,038 shares of our common stock immediately prior to the closing of the offering and certain warrants to purchase 3,103,943 shares of our common stock were by their terms, automatically exercised on a cash-less basis upon the closing of the offering, resulting in the net issuance of 3,097,943 shares of our common stock.

Financial Operations Overview
The following is a description of the primary components of our revenue and expenses.
Revenues. We derive our revenues primarily from the sale of our IVUS and FM consoles and single-procedure disposables. In the nine months ended September 30, 2006, 86.0% of our revenues were derived from the sale of our IVUS consoles and IVUS single-procedure disposables, as compared with 84.9% in the nine months ended September 30, 2005. In the nine months ended September 30, 2006, 76.0% of our revenues were derived from the sale of our IVUS and FM single-procedure disposables, as compared with 70.8% in the nine months ended September 30, 2005. Other revenues consist primarily of service and maintenance revenues, shipping and handling revenues, and license fees from Medtronic, Inc. and certain of its affiliates, or Medtronic, a related party.
Our sales in the United States are generated by our direct sales representatives and our distributor GE and our products are shipped and billed primarily to hospitals throughout the United States from our facility in Rancho Cordova. Our international sales are generated by our direct sales representatives or through independent distributors and are shipped throughout the world from facilities in Rancho Cordova, Zaventem, Belgium and Chiba, Japan.
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
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and other related costs for personnel serving the sales, marketing, executive, finance, information technology and human resource functions. Other costs include travel and entertainment expenses, facility costs, trade show, training and other promotional expenses, professional fees for legal and accounting services and stock-based compensation expense. We expect that our selling, general and administrative expenses will increase as we add personnel and as we have now become subject to the reporting obligations applicable to public companies.
Research and Development. Research and development expenses consist primarily of salaries and related expenses for personnel, consultants, prototype materials, clinical studies, depreciation, regulatory filing fees, certain legal costs related to our intellectual property and stock-based compensation expense. We expense research and development costs as incurred. We expect our research and development expenses to increase, with fluctuations expected on a quarter-to-quarter basis, as we continue to develop our products and technologies.
Amortization of Intangibles. Intangible assets, which consist of our developed technology, licenses, customer relationships and patents and trademarks, are amortized using the straight-line method over their estimated useful lives ranging from three to ten years.
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
Net Income (Loss). Although we have reported net income after taxes in the three months ended September 30, 2006, we expect to experience quarterly fluctuations in our revenues due to the timing of capital purchases and to a lesser degree the seasonality of disposable consumption and our expenses as we make future investments in research and development, selling and marketing and general and administrative activities that will cause us to experience variability in our reported earning and losses in future periods.
Results of Operations
The following table sets forth items derived from our consolidated statements of operations for the three and nine months ended September 30, 2006 and the three and nine months ended September 30, 2005 presented in both absolute dollars and as a percentage of revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2006		2005		2006
Revenues	$26,948	100.0%	$27,782	100.0%	$67,198	100.0%	$73,517	100.0%
Cost of revenues	13,497	50.1	10,560	38.0	32,836	48.9	30,248	41.1

Gross profit	13,451	49.9	17,222	62.0	34,362	51.1	43,269	58.9
Operating expenses:
Selling, general and administrative	8,861	32.9	11,769	42.4	25,406	37.8	35,027	47.6
Research and development	4,348	16.1	3,965	14.3	10,623	15.8	12,835	17.5
Amortization of intangibles	770	2.9	781	2.8	2,280	3.4	2,332	3.2

Total operating expenses	13,979	51.9	16,515	59.5	38,309	57.0	50,194	68.3

Operating income (loss)	(528)	(2.0)	707	2.5	(3,947)	(5.9)	(6,925)	(9.4)
Interest expense	(1,321)	(4.9)	(144)	(0.5)	(3,999)	(5.9)	(3,910)	(5.3)
Interest and other income (expense), net	47	0.2	192	0.7	(349)	(0.5)	1,072	1.4

Income (loss) before provision for income taxes	(1,802)	(6.7)	755	2.7	(8,295)	(12.3)	(9,763)	(13.3)
Provision for income taxes	29	0.1	254	0.9	49	0.1	273	0.4

Net income (loss)	$(1,831)	(6.8)%	$501	1.8%	$(8,344)	(12.4)%	$(10,036)	(13.7)%

The following table sets forth our revenues by geography expressed as dollar amounts and the changes in revenues between the specified periods expressed as percentages:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2005	2006	Change	2005	2006	Change
Revenues(1):
United States	$11,216	$12,726	13.5%	$30,460	$36,611	20.2%
Japan	11,708	10,175	(13.1)	24,895	21,234	(14.7)
Europe, the Middle East and Africa	3,304	3,469	5.0	10,061	12,386	23.1
Rest of world	720	1,412	96.1	1,782	3,286	84.4

	$26,948	$27,782	3.1	$67,198	$73,517	9.4

(1)	Revenues are attributed to countries based on location of the customer.

The following table sets forth our revenues by product expressed as dollar amounts and the changes in revenues between the specified periods expressed as percentages:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2005	2006	Change	2005	2006	Change
IVUS:
Consoles	$8,556	$7,745	(9.5)%	$17,205	$14,659	(14.8)%
Single-procedure disposables	15,356	17,035	10.9	39,867	48,572	21.8
FM:
Consoles	207	7	(96.6)	900	952	5.8
Single-procedure disposables	2,417	2,191	(9.4)	7,689	7,301	(5.0)
Other	412	804	95.1	1,537	2,033	32.3

	$26,948	$27,782	3.1	$67,198	$73,517	9.4

Comparison of Three Months Ended September 30, 2006 and 2005
Revenues. Revenues increased $834,000, or 3.1%, to $27.8 million in the three months ended September 30, 2006, as compared to revenues of $26.9 million in the three months ended September 30, 2005. In the three months ended September 30, 2006, substantially all of our growth in revenues was derived from our IVUS products with a $1.7 million increase in revenues attributable to the higher sales volume of our single-procedure disposable IVUS products, partially offset by an $811,000 decrease in the sale of our IVUS consoles. Increases in revenues were realized across all geographies, except Japan. The decrease in IVUS console sales and the decrease in revenues in Japan in the three months ended September 30, 2006 is due to a higher volume of console sales to Goodman in the three months ended September 30, 2005 following the initiation of the sub-distribution agreement by and among Fukuda Denshi, Goodman and us.
Revenues from the sale of our FM consoles were lower in the three months ended September 30, 2006 as compared with the three months ended September 30, 2005 due to the deferral of revenue from customer arrangements where our delivery obligations were not met as of September 30, 2006. The increase in other revenues in the three months ended September 30, 2006 as compared with the three months ended September 30, 2005 is primarily due to an increase in invoiced freight and handling charges, in conjunction with our new distribution channel in Japan.
Cost of Revenues. Cost of revenues decreased $2.9 million, or 21.8%, to $10.6 million, or 38.0% of revenues in the three months ended September 30, 2006, from $13.5 million, or 50.1% of revenues in the three months ended September 30, 2005. The decrease in cost of revenues in the three months ended September 30, 2006 was primarily a result of sales of our lower cost PC-based s5 console in the three months ended September 30, 2006, which replaced our higher cost IVG console in early 2006 and our cost reduction programs.
Gross margin was 62.0% of revenues in the three months ended September 30, 2006 as compared to 49.9% of revenues in the three months ended September 30, 2005. The improvement in gross margin in the three months ended September 30, 2006 as compared with the three months ended September 30, 2005 was primarily a result of sales of our higher margin PC-based s5 console, which replaced our lower margin IVG console in early 2006 and our cost reduction programs.
Selling, General and Administrative. Selling, general and administrative expenses increased $2.9 million, or 32.8%, to $11.8 million, or 42.4% of revenues in the three months ended September 30, 2006, as compared to $8.9 million, or 32.9% of revenues in the three months ended September 30, 2005. The increase in the three months ended September 30, 2006 as compared with the three months ended September 30, 2005 was a result of higher payroll-related costs due to increased headcount, higher professional expenses, primarily as a result of being a public company, increased costs related to new facilities and IT infrastructure, higher stock-based compensation costs and an increase in marketing expense, primarily related to attendance at trade shows, new product launches and customer training.
Research and Development. Research and development expenses decreased $383,000, or 8.8%, to $4.0 million, or 14.3% of revenues in the three months ended September 30, 2006, as compared to $4.3 million, or 16.1% of revenues in the three months ended September 30, 2005. The decrease in research and development expenses in the three months ended September 30, 2006 was due to lower product development costs, which is comprised primarily of lower consulting costs and lower material costs related to decreased consumption and lower clinical trial expenses.

Interest Expense. Interest expense decreased $1.2 million, or 89.1% to $144,000, or 0.5% of revenues in the three months ended September 30, 2006, as compared to $1.3 million, or 4.9% of revenues in the three months ended September 30, 2005. Lower average debt balances in the three months ended September 30, 2006, which is primarily a result of the repayment of our senior subordinated notes in June 2006, were partially offset by higher average interest rates in the three months ended September 30, 2006.
Interest and Other Income (Expense), Net. Interest and other income (expense), net was income of $192,000 in the three months ended September 30, 2006, as compared to income of $47,000 in the three months ended September 30, 2005. The change in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 was primarily attributable to higher interest income of $320,000 in the three months ended September 30, 2006, which resulted from the investment of the remaining proceeds from our initial public offering, as compared to interest income of $120,000 in the three months ended September 30, 2005, partially offset by a loss of $128,000 on foreign exchange transactions in the three months ended September 30, 2006 as compared to a loss of $73,000 on foreign exchange transactions in the three months ended September 30, 2005.
Provision for income taxes. Provision for income taxes increased $225,000 to $254,000 or 0.9% of revenues in the three months ended September 30, 2006, as compared to $29,000 or 0.1% of revenues in the three months ended September 30, 2005. The increase was primarily due to higher income tax expense in Japan, which resulted from an increase in pre-tax income as a result of our new distribution channel in Japan. We did not have Federal income tax expense in the U.S. in the three months ended September 30, 2005 and 2006, however, we did have state income tax expense as we are subject to a minimum tax in certain states.
Comparison of Nine Months Ended September 30, 2006 and 2005
Revenues. Revenues increased $6.3 million, or 9.4%, to $73.5 million in the nine months ended September 30, 2006, as compared to revenues of $67.2 million in the nine months ended September 30, 2005. In the nine months ended September 30, 2006, substantially all of our growth in revenues was derived from our IVUS products with an $8.7 million increase in revenues attributable to higher sales volume of our single-procedure disposable IVUS products, partially offset by a $2.5 million decrease in IVUS console sales. Increases in revenues were realized across all geographies, except Japan. The decrease in IVUS console sales in the nine months ended September 30, 2006 is due to a higher volume of console sales to Goodman in the nine months ended September 30, 2005 following the initiation of the sub-distribution agreement by and among Fukuda Denshi, Goodman and us in the first quarter of 2005.
The increase in other revenues in the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005 is primarily due to an increase in invoiced freight and handling charges, in conjunction with our new distribution channel in Japan.
Cost of Revenues. Cost of revenues decreased $2.6 million, or 7.9%, to $30.2 million, or 41.1% of revenues in the nine months ended September 30, 2006, from $32.8 million, or 48.9% of revenues in the nine months ended September 30, 2005. The decrease in cost of revenues in the nine months ended September 30, 2006 is primarily a result of sales of our lower cost PC-based s5 console in the nine months ended September 30, 2006, which replaced our higher cost IVG console in early 2006 and our cost reduction programs.
Gross margin was 58.9% of revenues in the nine months ended September 30, 2006 as compared to 51.1% of revenues in the nine months ended September 30, 2005. The improvement in gross margin in the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005 was primarily a result of sales of our higher margin PC-based s5 consoles in the nine months ended September 30, 2006, which replaced our lower margin IVG console in early 2006 and our cost reduction programs.
Selling, General and Administrative. Selling, general and administrative expenses increased $9.6 million, or 37.9%, to $35.0 million, or 47.6% of revenues in the nine months ended September 30, 2006, as compared to $25.4 million, or 37.8% of revenues in the nine months ended September 30, 2005. The increase in the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005 is a result of higher payroll-related costs due to increased headcount, an increase in marketing expense, primarily related to attendance at trade shows, new product launches and customer training, higher professional expenses, primarily as a result of being a public company, increased costs related to new facilities and IT infrastructure, higher stock-based compensation costs and costs associated with terminating a distribution agreement with Medtronic, Inc., a related party.
Research and Development. Research and development expenses increased $2.2 million, or 20.8%, to $12.8 million, or 17.5% of revenues in the nine months ended September 30, 2006, as compared to $10.6 million, or 15.8% of revenues in the nine months ended September 30, 2005. The increase in research and development expenses in the nine months ended September 30, 2006 was due to increased product development costs, comprised of higher consulting costs and higher material costs related to increased consumption, higher payroll-related costs associated with increased headcount, increased regulatory filing fees, primarily related to new products and the transfer of the shonin for our IVUS products in Japan to us on June 1, 2006 and higher stock-based compensation costs.
Interest Expense. Interest expense decreased $89,000, or 2.2%, to $3.9 million, or 5.3% of revenues in the nine months ended September 30, 2006, as compared to $4.0 million, or 5.9% of revenues in the nine months ended September 30, 2005. Lower average debt balances in the nine months ended September 30, 2006, which was primarily a result of the repayment of our senior subordinated notes in June 2006, were partially offset by higher average interest rates in the nine months ended September 30, 2006. In addition, the nine months ended September 30, 2006, reflects a $1.2 million charge related to the expensing of unamortized debt discount and deferred financing fees, which resulted from the repayment of our senior subordinated notes in connection with our initial public offering.
Interest and Other Income (Expense), Net. Interest and other income (expense), net was income of $1.1 million in the nine months ended September 30, 2006, as compared to expense of $349,000 in the nine months ended September 30, 2005. The change in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 was primarily attributable to a gain of $578,000 on foreign exchange transactions in the nine months ended September 30, 2006 as compared to a loss of $692,000 on foreign exchange transactions in the nine months ended September 30, 2005 and higher interest income of $494,000 in the nine months ended September 30, 2006, which resulted from the investment of the remaining proceeds from our initial public offering, as compared to interest income of $343,000 in the nine months ended September 30, 2005.
Provision for income taxes.
Provision for income taxes increased $224,000 to $273,000 or 0.4% of revenues in the nine months ended September 30, 2006, as compared to $49,000 or 0.1% of revenues in the nine months ended September 30, 2005. The increase was primarily due to higher income tax expense in Japan, which resulted from an increase in pre-tax income as a result of our new distribution channel in Japan. We did not have Federal income tax expense in the U.S. in the nine months ended September 30, 2005 and 2006, however, we did have state income tax expense as we are subject to a minimum tax in certain states.
Liquidity and Capital Resources
Sources of Liquidity
At September 30, 2006, our cash and cash equivalents totaled $25.1 million. We invest our excess funds in a money market fund comprised of United States government treasury securities and other securities issued by the United States government and its agencies. In addition, in the future we may invest in short-term securities issued by corporations, banks, municipalities and financial holding companies.
On June 20, 2006, we completed an initial public offering of our common stock through which we sold 7,820,000 newly-issued shares of our common stock at a price of $8.00 per share. Our initial public offering resulted in net proceeds to us, after deducting offering expenses and underwriters’ commissions and discounts, of $54.5 million. Pursuant to a subordinated debt agreement entered into in December 2003, we repaid the outstanding balance of $29.2 million on our senior subordinated notes, as required, with a portion of the proceeds from our initial public offering. In addition, $2.6 million was used for other debt repayment, $1.1 million was used for capital expenditures and $137,000 was used for the acquisition of intangibles. The remaining net proceeds were invested in money market funds, in accordance with our investment policy.
At September 30, 2006, our accumulated deficit was $65.5 million. Since inception, we have generated significant operating losses and as a result we did not generate sufficient cash flow to fund our operations and the growth in our business. Accordingly, we have financed our operations and acquisitions primarily through the issuances of $62.5 million of preferred stock, $20.0 million of senior subordinated notes and $7.0 million of term loans. These issuances of equity and debt were supplemented with borrowings from our revolving credit facility and equipment financing arrangements. In addition, in July 2003, we financed a portion of our acquisition of certain IVUS patents and technology by entering into a non-interest bearing note with Philips in the amount of $3.3 million. The issuances of our senior subordinated notes, term loans and our revolving credit facility included warrants to purchase our Series B preferred stock, which automatically converted into warrants to purchase common stock, or our common stock, upon the completion of our initial public offering.

In April 2006, our revolving credit facility was amended and renewed for a one-year term and in July 2006 the revolving credit facility was further amended. Certain terms in the revolving credit facility have been modified, including the borrowing base and interest rate calculations and the covenant requirements and the term has been extended to May 31, 2007. Borrowings under the revolving credit facility, as amended in July 2006, are limited to $10.0 million, less amounts outstanding under letters of credit, a foreign exchange reserve and the aggregate amount of cash utilization services, which are subject to sub-limits of $1.0 million, $1.0 million and $500,000, respectively. The revolving credit facility bears interest at the bank’s prime rate (8.25% at September 30, 2006). At September 30, 2006, the Company had no borrowings and $10.0 million was available under the revolving credit facility.
We are subject to financial covenants requiring us to meet certain defined profitability goals and to maintain a certain minimum quick ratio. In addition, we are subject to several covenants that place restrictions on our ability to incur additional debt and liens and sell or dispose of any of our assets outside the normal course of business. Under the revolving credit facility, as amended in July 2006, the minimum quick ratio requirement was raised to 1.50 to 1 and the maximum adjusted net loss amount, as defined, was lowered to $2.5 million effective with the quarter ended September 30, 2006 and to $1.5 million effective with the quarters ending December 31, 2006 and March 31, 2007. The Company was in compliance with all covenants and limitations included in the provisions of its loan agreements and credit facilities, as amended, as of September 30, 2006.
Cash Flows
Cash Flows from Operating Activities. Cash used in operating activities of $8.7 million for the nine months ended September 30, 2006 reflected our net loss of $10.0 million, offset by adjustments for non-cash expenses consisting primarily of depreciation and amortization of $6.7 million, interest capitalized as debt principal of $2.0 million, stock-based compensation expense of $2.3 million and the amortization of debt discount and deferred financing fees of $1.7 million. In addition, accounts receivable increased $6.1 million, which reflects the higher sales activity in the three months ended September 30, 2006, inventories increased $1.8 million to support current sales activity and accounts payable and accrued liabilities decreased $2.0 million, which resulted primarily from the timing of payments.
Cash provided by operating activities of $2.8 million for the nine months ended September 30, 2005 reflected our net loss of $8.3 million, offset by adjustments for non-cash expenses consisting primarily of depreciation and amortization of $5.2 million, interest capitalized as debt principal of $2.8 million and stock-based compensation expense of $1.5 million. In addition, accounts receivable increased $4.1 million, which was related to higher sales activity in the three months ended September 30, 2005, primarily related to our new distribution relationship in Japan. These uses of cash were offset by an increase in accounts payable and accrued liabilities of $4.9 million and an increase in deferred revenues of $827,000, resulting from higher shipment, sales and manufacturing activity in the nine months ended September 30, 2005, also related to our new distribution relationship in Japan.
Cash Flows from Investing Activities. Cash used in investing activities was $3.8 million in the nine months ended September 30, 2006 and $4.7 million in the nine months ended September 30, 2005. Cash used in investing activities during the nine months ended September 30, 2006 was primarily related to capital expenditures for medical diagnostic equipment and manufacturing equipment. Cash used in investing activities during the nine months ended September 30, 2005 was primarily related to capital expenditures for medical diagnostic equipment, manufacturing equipment, the upgrade of our computer system and the expansion of our manufacturing and research and development facilities.
Capital expenditures were $3.6 million in the nine months ended September 30, 2006. We expect that our capital expenditures in 2006 will be approximately $6.0 million, primarily for the purchase of medical diagnostic equipment and manufacturing equipment.
Cash Flows from Financing Activities. Cash provided by financing activities was $22.3 million in the nine months ended September 30, 2006 and $7.3 million in the nine months ended September 30, 2005. Net cash provided by financing activities in the nine months ended September 30, 2006 consisted primarily of the net proceeds from our initial public offering of $54.5 million, partially offset by the repayment of debt of $32.2 million. Net cash provided by financing activities in the nine months ended September 30, 2005 consisted primarily of proceeds from the sale of preferred stock of $15.1 million and the issuance of debt of $500,000, partially offset by the repayment of debt of $8.3 million.
Future Liquidity Needs
Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our sales growth, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies and market and regulatory developments. Given our current cash and cash equivalents, we believe that the cash generated from our initial public offering and, if required, the availability of borrowings under our revolving credit facility, will be sufficient to fund working capital requirements, capital expenditures, debt service and operations for at least the next 12 months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.
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
As of December 31, 2005, we had Federal and state net operating loss carryforwards of $38.0 million and $17.0 million, respectively, available to reduce future taxable income if we become profitable. We expect to utilize our available net operating loss carryforwards to reduce future tax obligations in the event we are successful in achieving profitability. However, limitations on our ability to use net operating loss carryforwards and other minimum state taxes may increase our overall tax obligations.
Off-balance Sheet Arrangements and Other Contractual Obligations
The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2005 and the periods in which payments are due:

	Payment Due by Period
		Less			More
Contractual Obligations and Commercial		Than			Than
Commitments	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Debt(1)	$31,767	$30,290	$1,477	$—	$—
Interest on debt(2)	2,533	2,335	198	—	—
Capital lease obligations (including interest)	100	46	54	—	—
Operating lease obligations(3)	5,886	1,499	3,146	1,241	—
Minimum payments under license agreements(4)	1,184	—	592	592	—
Non-cancelable purchase commitments(5)	5,309	5,309	—	—	—

Total	$46,779	$39,479	$5,467	$1,833	$—

(1)	Includes senior subordinated notes that were repaid upon the closing of our initial public offering, which as of December 31, 2005 had a balance of $27.2 million. The stated maturity of the debt was December 9, 2008.

(2)	Interest payments on our senior subordinated notes were calculated assuming the debt would be repaid in June 2006. Future interest payments on all other debt are based on the assumption that the debt is outstanding until maturity and all interest expense has been calculated for all future periods using the rate implicit in the respective debt agreements.

(3)	We lease office space and have entered into other lease commitments in the United States as well as locations in Europe and Asia. Operating lease obligations include future minimum lease payments under all our non-cancelable operating leases as of December 31, 2005.

(4)	Our license agreements include provisions that require us to make milestone or royalty payments to the licensor based on the amount of future sales of covered products. Certain of these agreements require that the royalties we pay in a given year total at least a minimum amount as set forth in the agreements. The royalty obligations we may incur in excess of these minimum amounts are not included in the table above because we cannot, at this time, determine the timing or amount of these obligations.

(5)	Consists of non-cancelable commitments primarily for the purchase of production materials. As of September 30, 2006, the future minimum payments under these non-cancelable purchase commitments, all requiring payment before March 31, 2007, totaled $7.4 million.

Indemnification Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification to business partners and customers for losses suffered or incurred for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The term of these indemnification arrangements is generally perpetual. The maximum potential amount of future payments we could be required to make under these agreements is unlimited. As of September 30, 2006, we have not incurred any costs to defend lawsuits or settle claims related to these indemnification arrangements.
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
We adopted SFAS No. 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).
Previously, we used the intrinsic value method of accounting for employee stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and presented disclosure of pro forma information required under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, or SFAS No. 148. For stock options granted to employees under APB No. 25, no compensation expense was recognized unless the exercise price was less than the estimated fair market value at the date of grant. We apply the provisions of EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and use the Black-Scholes option pricing model to determine the fair value of each option grant to non-employees. See Note 6 to our unaudited consolidated financial statements included in this report.
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
The fair value of each option award under SFAS No. 123 and SFAS No. 123(R) is estimated on the date of grant using the Black-Scholes option-pricing model using the weighted average assumptions noted in the table below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30
	2005	2006	2005	2006
Risk-free interest rate	4.1%	5.0%	3.8% to 4.1%	4.6% to 5.0%
Expected life (years)	5	4.75	5	4.75
Estimated volatility	75%	55%	75%	55% to 61%
Expected dividends	None	None	None	None
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
For options granted after January 1, 2006, and valued in accordance with SFAS No. 123(R), we adopted a temporary “shortcut approach” as permitted by SAB No. 107 to develop an expected life of an employee stock option. Under this approach, the expected life is presumed to be the mid-point between the vesting date and the contractual end of the option term. We estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rate in the three and nine months ended September 30, 2006 is based on our historical forfeiture experience. Estimated volatility under SFAS No. 123(R) is calculated using the trading history of the common stock of comparable medical device companies.
In the nine months ended September 30, 2005, the compensation committee of our Board of Directors approved the acceleration of vesting of certain non-employee stock options representing options to purchase 84,545 shares of our common stock. In connection with the acceleration of the vesting of these options, we recorded charges totaling $412,000 in the nine months ended September 30, 2005.
As of September 30, 2006, we had $5.9 million of unrecognized compensation cost remaining to be amortized over a weighted-average term of 2.7 years.
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
Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement methodology for financial statement reporting purposes and promulgates a series of new disclosures of tax positions taken or expected to be taken on a tax return for which less than all of the resulting tax benefits are expected to be realized. This interpretation is effective for fiscal years beginning after December 15, 2006. We will adopt this interpretation in the first quarter of 2007. We are currently evaluating the requirements of FIN 48 and have not yet determined the impact on our consolidated financial statements.
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
Our exposure to interest rate risk at September 30, 2006 is related to the investment of our excess cash into highly liquid financial investments with original maturities of three months or less and variable rate debt. We invest in money market funds in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments. Due to the short-term nature of our investments, we have assessed that there is no material exposure to interest rate risk arising from them.
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
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers have concluded that, as of September 30, 2006, our disclosure controls and procedures were effective and designed to ensure that material information relating to us required to be included in our reports filed under the Securities Exchange Act of 1934 would be made known to them.
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
Even if IVUS technology gains wide market acceptance, our IVUS products may not adequately address market requirements and may not continue to gain market acceptance among physicians, healthcare payors and the medical community due to factors such as:
•	the lack of perceived benefits of information on plaque composition available to the physician through use of our IVUS products, including the ability to identify calcified and other forms of plaque;

•	the actual and perceived ease of use of our IVUS products;

•	the quality of the images rendered by our IVUS products;

•	the cost, performance, benefits and reliability of our IVUS products relative to the products and services offered by our competitors;

•	the lack of perceived benefit of integration of our IVUS products into the cath lab, including the ability to synchronize, or co-register, IVUS images with angiographic images; and

•	the extent and timing of technological advances.
If IVUS technology generally, or our IVUS products specifically, do not gain wide market acceptance, we may not be able to achieve our anticipated growth, revenues or profitability and our results of operations would suffer.

We have a limited operating history, have incurred significant operating losses since inception and cannot assure you that we will achieve profitability.
We were formed in January 2000 and until 2003 were a development stage company substantially devoted to the research and development of tools designed to diagnose vulnerable plaque. In July 2003, we acquired substantially all of the assets related to the IVUS and functional measurement, or FM, product lines from Jomed, Inc., or the Jomed Acquisition, and commenced the manufacturing, sale and distribution of IVUS and FM products. We have yet to demonstrate that we have sufficient revenues to become a sustainable, profitable business. Even if we do achieve significant revenues, we expect our operating expenses will increase as we expand our business to meet anticipated growing demand for our products and as we devote resources to our sales, marketing and research and development activities. If we are unable to reduce our cost of revenues and our operating expenses, we may not achieve profitability. We incurred net losses of $8.3 million in the nine months ended September 30, 2005 and $10.0 million in the nine months ended September 30, 2006. As of September 30, 2006, we had an accumulated deficit of $65.5 million. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.
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
We sponsor or co-sponsor several clinical studies to demonstrate the benefits of our products in current markets where we are trying to increase use of our products and in new markets. Implementing a study is time consuming and expensive, and the outcome is uncertain. The completion of any of these studies may be delayed or halted for numerous reasons, including, but not limited to, the following:
•	the U.S. Food and Drug Administration, or the FDA, institutional review boards or other regulatory authorities do not approve a clinical study protocol or place a clinical study on hold;

•	patients do not enroll in a clinical study or are not followed-up at the expected rate;

•	patients experience adverse side effects, including adverse side effects to our or a co-sponsor’s drug candidate or device;

•	patients die during a clinical study for a variety of reasons that may or may not be related to our products, including the advanced stage of their disease and medical problems;

•	third-party clinical investigators do not perform the clinical studies on the anticipated schedule or consistent with the clinical study protocol and good clinical practices, or other third-party organizations do not perform data collection and analysis in a timely or accurate manner;

•	our co-sponsors do not perform their obligations in relation to the clinical study or terminate the study;

•	regulatory inspections of manufacturing facilities, which may, among other things, require us or a co-sponsor to undertake corrective action or suspend the clinical studies;

•	changes in governmental regulations or administrative actions;

•	the interim results of the clinical study are inconclusive or negative; and

•	the study design, although approved and completed, is inadequate to demonstrate safety and efficacy.
Some of the studies that we co-sponsor are designed to study the efficacy of a third-party’s drug candidate or device. Such studies are designed and controlled by the third-party and the results of such studies will largely depend upon the success of the third-party’s drug candidate or device, over which we have no control. Such studies could be terminated before completion for reasons beyond our control such as adverse events associated with a third party drug candidate or device. A failure in such a study may have an adverse impact on our business by either the attribution of the study’s failure to our technology or our inability to leverage publicity for proper functionality of our products as part of a failed study.

Clinical studies may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. For example, our Volcano VH Registry has enrolled over 3,000 patients and the SPECIAL study has a projected enrollment of 2,000 patients. Patient enrollment in clinical studies and completion of patient follow-up depend on many factors, including the size of the patient population, the study protocol, the proximity of patients to clinical sites, eligibility criteria for the study and patient compliance. For example, patients may be discouraged from enrolling in our clinical studies if the applicable protocol requires them to undergo extensive post-treatment procedures or if they are persuaded to participate in different contemporaneous studies conducted by other parties. Delays in patient enrollment or failure of patients to continue to participate in a study may result in an increase in costs, delays or the failure of the study. Such events may have a negative impact on our business by making it difficult to penetrate or expand certain identified markets. Further, if we are forced to contribute greater financial and clinical resources to a study, valuable resources will be diverted from other areas of our business.
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
The medical device industry, including the market for IVUS products, is highly competitive, subject to rapid technological change and significantly affected by new product introductions and market activities of other participants. As a result, even if the size of the IVUS market increases, we can make no assurance that our revenues will increase. In addition, as the markets for medical devices, including IVUS products, develop, additional competitors could enter the market. To compete effectively, we will need to continue to demonstrate that our products are attractive alternatives to other devices and treatments. We believe that our continued success depends on our ability to:
•	innovate and maintain scientifically advanced technology;

•	apply our technology across products and markets;

•	develop proprietary products;

•	successfully conduct or sponsor clinical studies that expand our markets;

•	obtain and maintain patent protection for our products;

•	obtain and maintain regulatory clearance or approvals;

•	cost-effectively manufacture and successfully market our products; and

•	attract and retain skilled personnel.
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
We have engaged a third party to develop an automated system to replace this equipment. While we believe the use of this third party should reduce our risk of supply problems, the third party must develop the automated system to be capable of manufuacturing at our anticipated volume. Such development is expected to be completed in the first half of 2007. However, there is no guarantee that it will be completed in a timely manner or, upon completion, the system will be able to function at the capacity we require. Upon completion, the automated system will be located at the third party’s facility, which requires us to be dependent on the third party for its day-to-day control and protection of the system.
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
We have entered into a software development and license agreement with Paieon to develop functionality that synchronizes IVUS and angiographic images to be included as part of our IVUS consoles. Paieon and we may be unable to complete, or may experience delays in the development of IVUS and angiographic image co-registration functionality to allow commercialization of our IVUS consoles with this feature. If Paieon and we experience delays, are unable to complete development, full functionality is not achieved or the product does not provide the anticipated benefit, we may not recoup the investment, and the sale of our IVUS consoles may be adversely impacted.
Even if development of the co-registration functionality is completed with Paieon, our customers will not be able to use Paieon’s CardiOp-B product until they receive a software key from Paieon. Our relationships with customers could be adversely impacted if Paieon fails to timely deliver this software key. The software development and license agreement with Paieon has a six-year term. At the end of such term, we will no longer be able to license the CardiOp-B product to our customers unless we can extend the existing agreement or enter into a new agreement with Paieon.

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
We are developing a rotational catheter product for each of our IVUS IVG and s5 consoles. We launched the rotational catheter product for our IVUS IVG in the United States and Europe in the third quarter of 2006. We expect to launch the rotational catheter product for our s5 consoles in the United States and Europe in the first half of 2007, for our IVUS IVG in Japan in the second half of 2007 and for our s5 consoles in Japan in the first half of 2008. To reach this goal, we must complete various stages of development, and it may be necessary to delay expected product launches to allow us to finalize product development. We have also been working to improve the design and functionality of our planned FM ComboMap product. Additional development steps, including manufacturing and product testing, will be necessary before these products can be launched. Any development delays resulting in a delayed launch may have a negative effect on our business, including lost or delayed revenue and decreased market acceptance.
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
To market and sell our products , we depend on third-party distributors, and they may not be successful.
We currently depend on third-party distributors to sell our products, particularly in Japan. We also signed a supply and distribution agreement with GE in March 2006 for our s5i and s5i GE Innova IVUS. Under the terms of the agreement, GE has been granted exclusive distribution rights worldwide, excluding Japan, for the s5i GE Innova IVUS product until August 14, 2007, subject to minimum purchase forecasts and, non-exclusive distribution rights thereafter. If these distributors are not successful in selling our products, we may be unable to increase or maintain our level of revenue. Over the long term, we intend to grow our business internationally, and to do so we will need to attract additional distributors to expand the territories in which we do not directly sell our products. Our distributors may not commit the necessary resources to market and sell our products. If current or future distributors do not perform adequately or if we are unable to locate distributors in particular geographic areas, we may not realize revenue growth internationally.
A significant portion of our annual revenue is derived from sales to our Japanese distributors, Fukuda Denshi and Goodman. In 2005, we generated revenues of $31.7 million from sales to Fukuda Denshi and revenues of $1.5 million from sales to Goodman.

Additionally, Fukuda Denshi has sub-distribution agreements with other parties who act as sub-distributors of our products and Goodman has a sub-distribution agreement with Fukuda Denshi. While these multi-level agreements allow us to access specific customers and markets, they create complex distribution arrangements and increase our reliance on our Japanese distributors. We entered into an agreement with Fukuda Denshi in March 2006 that extended our commercial relationship though June 2012. This agreement became effective upon the transfer of the related regulatory approvals held by Fukuda Denshi, which took place on June 1, 2006. A significant change in our relationship with our distributors or in the relationships between our distributors may have a negative impact on our ability to sustain and grow our business in Japan.
In certain other international markets, we also use distributors. Other than Japan, no one market in which we use distributors represents a significant portion of our revenues but, in the aggregate, problems with these distribution arrangements could negatively effect our international sales strategy, negatively impact our revenues and the market price of our stock. In addition, in the event that we experience any difficulties under our agreement or in coordinating our efforts with GE, our full commercial launch and revenue from the sale of our s5i and s5i GE Innova IVUS products will be harmed.
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
We rely on AMI Semiconductors, Inc., or AMIS, for the supply of application specific integrated circuits, or ASICs, and for the supply of wafers used in the manufacture of our IVUS IVG consoles and our catheters. These ASICs and wafers are critical to these products, and there are relatively few alternative sources of supply. We do not carry a significant inventory of either component. If we had to change suppliers, we expect that it would take at least a year, and possibly 18 months or longer, to identify an appropriate replacement supplier, complete design work and undertake the necessary inspections before the ASICs or wafers would be available. We rely on International Micro Industries, Inc., or IMI, to undertake additional processing of certain of the ASICs that are produced by AMIS for use in the manufacture of our catheters. We do not carry a significant inventory of the circuits that are finished by IMI. We expect that in the event it is necessary to replace IMI, it would take at least three months, and possibly six months or longer, to identify an appropriate replacement supplier that is able to undertake the additional processing on the ASICs. We are not parties to supply agreements with either AMIS or IMI but instead use purchase orders as needed.
We also rely on Dynamics Research Corp. and Quick Logic for the supply of flex circuits and programmable integrated circuits, respectively, which are components used in the manufacture of our IVUS IVG consoles and our catheters. We do not carry significant inventory of either of these components and we do not have supply agreements with either party. We expect that in the event it is necessary to change suppliers with respect to either of these components it will take at least three months, and possibly six months or longer, to identify an appropriate replacement supplier, complete design work and undertake the necessary inspections so that production can be commenced by the new supplier.
We also rely on Silicon Microstructures, Inc., or SMI, for the supply of pressure sensors used in the manufacture of our FM wires. We do not carry significant inventory of these components and do not have a supply agreement with SMI. We expect that in the event it is necessary to change suppliers, it would take at least a year, and possibly 18 months or longer, to identify an appropriate replacement supplier, complete design work and undertake the necessary inspections before the pressure sensors would be available.
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
Any significant delay or interruption in the supply of components or materials, or our inability to obtain substitute components or materials from alternate sources at acceptable prices and in a timely manner, could impair our ability to meet the demand of our customers and harm our business. Identifying and qualifying additional or replacement suppliers for any of the components or materials used in our products may not be accomplished quickly or at all and could involve significant additional costs. Any supply interruption from our suppliers or failure to obtain additional suppliers for any of the components or materials used to manufacture our products would limit our ability to manufacture our products and could therefore have a material adverse effect on our business, financial condition and results of operations.

If we are unable to recruit, hire and retain skilled and experienced personnel, our ability to effectively manage and expand our business will be harmed.
Our success largely depends on the skills, experience and efforts of our officers and other key employees who may terminate their employment at any time. The loss of any of our senior management team, in particular our President and Chief Executive Officer, R. Scott Huennekens, could harm our business. We have entered into employment contracts with R. Scott Huennekens and our Chief Financial Officer, John T. Dahldorf, but these agreements do not guarantee that they will remain employed by us in the future. The announcement of the loss of one of our key employees could negatively affect our stock price. Our ability to retain our skilled workforce and our success in attracting and hiring new skilled employees will be a critical factor in determining whether we will be successful in the future. We face challenges in hiring, training, managing and retaining employees in certain areas including clinical, technical, sales and marketing. This could delay new product development and commercialization, and hinder our marketing and sales efforts, which would adversely impact our competitiveness and financial results.
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
We believe that our existing cash and cash equivalents together with the net proceeds from our initial public offering and, if required, the availability of borrowings under our revolving credit facility, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, we may need to obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to act on opportunities to acquire complementary businesses, products or technologies. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:
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
We are also subject to covenants requiring us to meet certain defined profitability goals and to maintain a certain minimum quick ratio. We exceeded the maximum net loss covenant in our revolving credit facility for the quarter ended December 31, 2004, the quarter ended March 31, 2005 and the quarter ended December 31, 2005 and the bank waived the requirement that we comply with this covenant for the quarter ended December 31, 2004, the quarter ended March 31, 2005 and the quarter ended December 31, 2005. We cannot assure you that the bank will waive any requirements under this revolving credit facility in the future. Failure to meet any of these covenants could result in an event of default under our outstanding debt agreements. In the event of a default, our lenders may take one or more of the following actions:
•	increase our borrowing costs;

•	further restrict our ability to obtain additional borrowings;

•	accelerate payment on all amounts outstanding; and

•	enforce their interests against collateral pledged.
If any lender accelerates our debt payments, our assets may not be sufficient to fully pay down our debt.
In addition, as we cannot incur additional debt without the written approval from our lenders, our ability to raise additional capital could be severely restricted. Our ability to receive the necessary approvals is largely dependent upon our relationship with our lenders and our performance, and no assurances can be given that we will be able to obtain the necessary approvals in the future. Our inability to raise additional capital could lead to working capital deficits that could have a material adverse effect on our operations.
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
Modifications to our products may require new 510(k) clearances or PMA approvals or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance. A manufacturer may determine that a modification could not significantly affect safety or efficacy and does not represent a major change in its intended use, so that no new 510(k) is necessary. However, the FDA can review a manufacturer’s decision and may disagree. The FDA may also on its own initiative determine that a new clearance or approval is required. We have made modifications to our products in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing our products as modified, which could require us to redesign our products and harm our operating results. In these circumstances, we may be subject to significant enforcement actions.

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
We currently market our IVUS products in Japan under a regulatory approval known as a shonin. Shonins for medical devices are issued by Japan’s Ministry of Health, Labour and Welfare to a Marketing Authorization Holder, or MAH, who thereafter holds the shonins for, or possesses regulatory approval permitting the import of, such devices into Japan. The shonins for our IVUS products were previously held by Fukuda Denshi, the MAH for our IVUS products, who acted as our importer and one of our Japanese distributors and has been responsible for our regulatory compliance in Japan. Until June 1, 2006, we did not have the authority to import or sell our IVUS products directly in Japan, and we were dependent on Fukuda Denshi to do so.
Fukuda Denshi transferred the shonins for our IVUS products to us on June 1, 2006. Due to the transfer of the shonins, responsibility for Japanese regulatory filings and future compliance resides with us. There is a risk that the transfer of the shonins and regulatory responsibility will lead to disruption or lack of coordination in our ongoing compliance activities in Japan. As the holder of the shonins, we have the authority to import and sell our IVUS products but are subject to greater scrutiny. As such, we have to dedicate greater internal resources to direct regulatory compliance in Japan. We cannot guarantee that we will be able to adequately meet the increased regulatory responsibilities. Non-compliance with Japanese regulations may result in action to prohibit further importation and sale of our products in Japan, a significant market for our products. As holder of the shonins, we are required to import our products directly through our Japanese subsidiary and sell to our distributors from our subsidiary. At present, we do not have the capabilities to support direct importation and sales to our distributors. As a result, we have retained a third party to provide this support. We have limited operating history with this third party and cannot guarantee that it or any other party will adequately support importation and sales of products to our distributors. If we cannot establish the infrastructure to import our products or if support is not adequately provided by a third party, our ability to import and sell our products in Japan would be impaired. If we are unable to sell our IVUS products in Japan, we will lose a significant part of our annual revenues, and our business will be substantially impacted.
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
We expect to file new shonin applications for our IVUS catheters and our IVUS IVG consoles in the fourth quarter of 2006, although we are not required under the Japanese regulatory laws to do so until 2010. This new filing will comply with the new law which encompasses design, manufacturing, shipping and quality processes. In connection with the new law, the Japanese government has prepared new guidance documents that, along with the new law, greatly expand the required content of the product approval application from the prior law. With the existing shonins, we relied on Fukuda Denshi’s regulatory expertise that the product approval applications appropriately reflected our devices and therefore were in compliance with the law at the time as well as its assessment regarding continuing compliance with the law over the years. We are now the MAH for our IVUS products and have full responsibility for their continued legal compliance in Japan.

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
More recently, we were inspected by the FDA in April 2006, and three observations were noted. These included incomplete documentation of the justification for segregating two lots of nonconforming product in 2004, incomplete procedures and records for equipment cleaning and maintenance, and incomplete verification of corrective and preventive actions taken in certain instances. We have responded to these observations, and believe that we have adequately completed all necessary evaluation of, and implementation of adjustments to, the affected processes. The FDA has acknowledged our response to the audit and has agreed with the corrective actions that we submitted to it.
Inspections by the E.U. Notified Body are conducted biannually and the E.U. Notified Body also has the right to make unannounced visits to our manufacturing facility. Our most recent inspection by the E.U. Notified Body in December 2005 resulted in no major non-conformities and eight minor non-conformities in the areas of servicing, corrective action, contract review, internal audits, record retention and design input. Since there were no major non-conformities, the E.U. Notified Body granted us ISO 13485:2003 certification, which enables us to design, develop, manufacture, and distribute ultrasonic imaging catheters, ultrasonic imaging electronic systems, percutaneous transluminal coronary angioplasty catheters, intravascular pressure and flow measuring guide wires and electronic systems, guide wires and patient cables. We have not had a surveillance audit since December 2005.
We believe that we have taken sufficient corrective actions to address the observations and non-conformities noted by the FDA and the E.U. Notified Body, but there can be no assurance that our actions will satisfy the FDA and the E.U. Notified Body. The FDA and the E.U. Notified Body may impose additional inspections or audits at any time and may conclude that our quality system is improperly validated or not otherwise in compliance with applicable regulations. Such findings potentially could disrupt our business, harm our reputation and adversely affect our sales.
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
Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has or may have a malfunction that would likely cause or contribute to death or serious injury if the malfunction were to reoccur. All manufacturers placing medical devices in the market in the European Union are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the Competent Authority in whose jurisdiction the incident occurred. Were this to happen to us, the relevant Competent Authority would file an initial report, and there would then be a further inspection or assessment if there are particular issues. This would be carried out either by the Competent Authority or it could require that the BSI, as the Notified Body, carry out the inspection or assessment.
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
We intend to market our products in a number of international markets. Although certain of our IVUS products have been approved for commercialization in Japan and in the European Union, in order to market our products in other foreign jurisdictions, we have had to, and will need to in the future, obtain separate regulatory approvals. The approval procedure varies among jurisdictions and can involve substantial additional testing. Approval by the FDA does not ensure approval by regulatory authorities in other jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign jurisdictions or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval in addition to other risks. In addition, the time required to obtain foreign approval may differ from that required to obtain FDA approval, and we may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any foreign market other than in the European Union and Japan.
We depend on one distributor to hold the shonins related to our FM products imported into Japan and for ongoing regulatory compliance, and difficulties involving this relationship will impair our ability to sell our FM products in Japan.
Goodman currently distributes our FM products in Japan and is responsible for Japanese regulatory compliance in relation to these products, including obtaining and maintaining the applicable shonins and ensuring ongoing compliance with Japanese laws and regulations relating to importation and sale. We have neither the capability nor the authority to import or sell our FM products in Japan and are dependent on Goodman to do so. Sales of our FM products in Japan accounted for 11.9% of our FM product revenues and 1.6% of our total revenues in fiscal 2005, and 11.7% of our FM product revenues and 1.3% of our total revenues for the nine months ended September 30, 2006. Our distribution relationship with Goodman is based on an agreement executed in 1994. By its terms, this agreement expired in 1999 unless extended by mutual written agreement. No formal amendment to the agreement has extended its terms. However, Goodman and we have continued to operate in accordance with its terms, including the adoption of new pricing exhibits, placement and fulfillment of orders, and payment of invoices, since we acquired certain FM assets in 2003. If Goodman fails to maintain regulatory compliance related to our FM products, we will be unable to sell our FM products in Japan. Furthermore, if Goodman successfully argues that it is under no obligation to distribute our FM products and ceases to distribute our FM products, we will no longer be able to sell our FM products in Japan.
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
Our financial relationships with healthcare providers and others who provide products or services to Federal healthcare program beneficiaries or are in a position directly or indirectly to recommend or arrange for use of our products are potentially governed by the Federal anti-kickback statute and similar state laws. If our past or present operations, including our consulting arrangements with physicians who use our products, are found to be in violation of these laws, we or our officers may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from Medicare and Medicaid program participation. In connection with their services, some physicians serve as consultants and have in the past been awarded options to purchase our common stock. In the aggregate, these securities represent options to purchase 118,179 shares of our common stock as of September 30, 2006. Additionally, some are paid consulting fees or reimbursed for expenses. If enforcement action were to occur, our business and financial condition would be harmed.
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
Our VH IVUS business depends on a license from The Cleveland Clinic Foundation, the loss of which would severely impact our business.
The marketing and sale of our VH IVUS application for IVUS depends on an exclusive license to patents owned by The Cleveland Clinic Foundation, the license to which we obtained in April 2002. We are aware that maintenance of the license depends upon certain provisions being met by us including payment of royalties, commercialization of the licensed technology and obtaining regulatory clearances or approvals. If The Cleveland Clinic Foundation were to claim that we committed material breach or default of these provisions and we were not able to cure such breach or default, The Cleveland Clinic Foundation would have a right to terminate the agreement. The loss of the rights granted under the agreement could require us to redesign our VH IVUS application or prevent us from manufacturing or selling our IVUS products containing VH IVUS in countries covered by these patents. In addition, our exclusive license shall become non-exclusive if we fail to obtain regulatory clearances or approvals to commercialize the licensed technology within a proscribed time period. The cost of redesigning or inability to sell our VH IVUS products will have a negative impact on our ability to grow our business and may cause a drop in our stock price.

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
If we have future equity issuances or if our stockholders sell substantial amounts of our common stock in the public market, or the public market perceives that these sales may occur, the market price of our common stock could decline. On September 30, 2006, 33,063,835 shares of our common stock were outstanding, 213,054 shares of common stock were issuable upon the exercise of warrants, and 2,880,225 shares of our common stock were issuable upon the exercise of vested options that were no longer subject to repurchase rights. Of the outstanding shares, 7,820,000 were issued in our initial public offering and are freely tradable without restriction or further registration under U.S. Federal securities laws, except that any shares held by our “affiliates” as that term is defined in Rule 144 promulgated under the Securities Act may only be sold in compliance with the provisions of Rule 144. The remaining shares are subject to lock-up agreements entered into in relation to our initial public offering, which expire on December 12, 2006, subject to an extension of no more than 34 additional days, which lock-up agreements may be modified, terminated or waived at the discretion of the lead underwriters of our initial public offering. We have filed a registration statement on Form S-8, which will facilitate the resale of the shares of common stock reserved for issuance under our 2000 Long Term Incentive Plan and 2005 Equity Compensation Plan following the end of the lock-up period. Upon expiration or termination of these lock-up agreements, all of these shares of common stock will be freely tradeable, subject in some cases to the volume limitations and other applicable conditions of Rule 144. On December 20, 2006, the holders of 21,434,037 shares of common stock issued upon the conversion of our preferred stock and upon the exercise of certain warrants may require us, subject to certain conditions, to file a registration statement covering those shares. If any of these stockholders cause a large number of securities to be sold in the public market, the sales could reduce our stock price. In addition, sales of these shares could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Because we may need to raise additional capital in the future to continue to expand our business and develop new products, among other things, we may conduct substantial additional equity offerings. These future equity issuances, together with any additional shares issued in connection with acquisitions, will result in further dilution to investors.”
Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.
Our directors, officers and principal stockholders each holding more than 5% of our common stock collectively control 54.0% of our outstanding common stock, assuming the exercise of all options and warrants held by such persons. As a result, these stockholders, if they act together, would be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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
As a public company, we are incurring additional legal, accounting and other expenses that we did not incur as a private company. We are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the Securities and Exchange Commission and The NASDAQ Global Market, including expanded disclosures, accelerated reporting requirements and more complex accounting rules. The Securities Exchange Act of 1934, as amended, or the Exchange Act, requires us to file annual quarterly and current reports with respect to our business and financial condition, which requires us to incur legal, accounting and other expenses. The Sarbanes-Oxley Act requires us to maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight is required. We expect that the corporate governance rules and regulations of the SEC and The NASDAQ Global Market will make some of our activities more time consuming and costly. These laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These requirements may place a strain on our resources and divert our management’s attention from other business concerns, which could have an adverse effect on our business, financial condition and results of operations. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. In addition, while we plan to hire staff with public company experience and technical accounting knowledge, there can be no assurance that we will be able to do so. If we are successful, such hiring will increase our operating expenses in the future.
We have not paid dividends in the past and do not expect to pay dividends in the future.
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all future earnings for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends in the foreseeable future. The payment of dividends will be at the discretion of our board of directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on the payment of dividends related to future indebtedness that we may incur and other factors our board of directors may deem relevant. If we do not pay dividends, a return on our stockholders investment will only occur if our stock price appreciates.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None
Use of Proceeds
Our registration statement on Form S-1 (SEC File No. 333-132678), as amended, relating to our initial public offering was declared effective on June 14, 2006, and the offering commenced on June 15, 2006. We sold 7,820,000 shares of common stock to the public, including 1,020,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option, at an initial public offering price of $8.00 per share. J.P. Morgan Securities, Inc., Piper Jaffray & Co., Bear, Stearns & Co. Inc. and Cowen and Company, LLC acted as underwriters for our initial public offering.
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
As of September 30, 2006, $29.2 million of the proceeds from our initial public offering and available cash were used to repay debt to FFC Partners, II. L.P. and FFC Executive Partners II, L.P., which are related parties, $2.6 million was used for other debt repayment, $1.1 million was used for capital expenditures and $137,000 was used for the acquisition of intangibles. The remaining net proceeds were invested in money market funds, in accordance with our investment policy. Carlos A. Ferrer, a member of our board of directors, is the managing member of FFC GP II, LLC, the general partner of FFC Partners, II, L.P., and the managing member of FFC Executive GP II, LLC, the general partner of FFC Executive Partners II, L.P. Other than $29.2 million of the net proceeds used to repay debt, none of the net proceeds from our initial public offering have resulted in direct or indirect payments to directors, officers or their associates, to persons who owned 10% or more of our common stock or to any of our affiliates.
We expect to use the remaining net proceeds from our initial public offering for sales and marketing initiatives to support the ongoing commercialization of our products and to use the remainder of our net proceeds for research and development activities and general corporate purposes.
Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits listed on the accompanying index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ R. Scott Huennekens R. Scott Huennekens	President and Chief Executive Officer, Director (principal executive officer)	November 2, 2006

/s/ John T. Dahldorf John T. Dahldorf	Chief Financial Officer (principal financial officer and principal accounting officer)	November 2, 2006

Exhibit Index

Exhibit
No.	Description of Exhibit
2.1	Asset Purchase Agreement dated July 10, 2003 by and among Jomed, Inc., Jomed N.V., Jomed GmbH, Jomed Benelux S.A. and Volcano Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-132678)).

2.2	Asset Transfer Agreement, by and between Pacific Rim Medical Ventures Corp and Koninklijke Philips Electronics N.V., dated July 3, 2003 (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-132678)).

3.1	Amended and Restated Certificate of Incorporation of Volcano Corporation (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q, filed on August 9, 2006).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of Volcano Corporation (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q, filed on August 9, 2006).

3.3	Bylaws of Volcano Corporation (incorporated by reference to Exhibit 3.3 to the Company’s quarterly report on Form 10-Q, filed on August 9, 2006).

4.1	Rights Agreement, by and between Volcano Corporation and American Stock Transfer & Trust Company, dated June 20, 2006 (incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q, filed on August 9, 2006).

10.1*	Manufacturing Services Agreement by and between Volcano Corporation and Endicott Interconnect Technologies, Inc., dated July 14, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q, filed on August 9, 2006).

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the Securities and Exchange Commission.