Form 10-K
period 2006-12-31
Volcano CORP
filed 2007-03-23
CIK 1354217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-52045
VOLCANO CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0928885
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

2870 Kilgore Road	95670
Rancho Cordova, California	(Zip Code)
(Address of Principal Executive
Offices)
Registrant’s telephone number, including area code:
1-800-228-4728
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 per share par value	The NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined by Rule 12b-2 of the Act).
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting common equity held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2006 (which is the last business day of registrant’s most recently completed second fiscal quarter), as reported on the NASDAQ Global Market was approximately $110.9 million. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock as of June 30, 2006 have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     At March 16, 2007, 38,307,443 shares of Common Stock, par value $0.001, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission by no later than April 30, 2007.

VOLCANO CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006

This annual report on Form 10-K contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. In some cases, you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These statements include, but are not limited to, those concerning the following; our intentions, beliefs and expectations regarding our future financial performance, anticipated growth and trends in our business; the timing and success of our clinical trials and regulatory submissions; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements; our operating results; our expectations regarding our revenues and customers; our distributors and statements regarding market penetration and expansion efforts. Forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the “Risk Factors” section of this Form 10-K. Any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.
We currently have registered trademarks for Volcano®, Eagle Eye®, Visions®, Revolution®, ComboWire®, SmartMap®, ComboMap®, SmartWire®, FloWire®, WaveWire®, among others, and are in the process of registering certain other of our trademarks with the U.S. Patent and Trademark Office including, but not limited to, vFusion Powered by VolcanoTM, vfusionTM, AIMTM, Virtual HistologyTM and VHTM. All other brand names or trademarks appearing in this Annual Report are the property of their respective holders.
PART I
Item 1. Business
Overview
We design, develop, manufacture and commercialize a broad suite of intravascular ultrasound, or IVUS, and functional measurement, or FM, products that we believe enhance the diagnosis and treatment of vascular and structural heart disease. Vascular disease, or atherosclerosis, is caused by the accumulation of fat-laden cells in the inner lining of the artery, leading to the formation of plaque or lesions. Accumulation of plaque in the arteries narrows the diameter of the inner channel of the artery, or the lumen, which reduces blood flow. During an IVUS procedure, an imaging catheter is placed inside an artery to produce a cross-sectional image of the size and shape of the artery’s lumen and provides information concerning the composition and density of plaque or lesions and the condition of the layers of the surrounding arterial walls. Our IVUS products consist of consoles, single-procedure disposable catheters and advanced functionality options. FM devices measure the pressure and flow characteristics of blood around plaque thereby allowing physicians to gauge the plaque’s impact on blood flow and pressure. Our FM products consist of pressure and flow consoles and single-procedure disposable pressure and flow guide wires.
We market our products to physicians and technicians who perform percutaneous interventional procedures in hospitals and to other personnel who make purchasing decisions on behalf of hospitals. Our IVUS consoles are marketed as stand-alone units or customized units that can be integrated into a variety of cath labs. We have developed customized cath lab versions of these consoles and are developing advanced functionality options as part of our vfusion cath lab integration initiative. With the commercialization of our s5i and s5i GE Innova IVUS consoles and upon the commercialization of other new products and technologies, our vfusion offering will include cath lab-integrated IVUS and FM capabilities, our real-time VH IVUS functionality with color-coded identification of plaque composition, automatic drawing of lumen and vessel borders. Our vfusion offering will also support IVUS integrated with other interventional devices, such as Medtronic’s Pioneer re-entry device, used to cross lesions that are completely blocked. The significantly expanded functionality of our vfusion offering will allow for networking of patient information, control of IVUS and FM information at both the operating table and in the cath lab control room, as well as the capability for images to be displayed on standard cath lab monitors. We expect to continue to develop new products and technologies to expand our vfusion offering.
We have direct sales capabilities in the United States and Western Europe. As of December 31, 2006, we had 69 direct sales professionals in the United States, 12 direct sales professionals in Europe and 1 direct sales professional responsible for Asia, the Pacific Ocean region and Latin America countries. In Japan, our largest international market, we market our products through three distributors. In addition, we have 38 distribution relationships in 27 other countries.
During 2006, we generated worldwide revenues of $103.0 million from the sale of our products and incurred $6.3 million in operating losses. We were profitable during the quarters ended September 30, 2006 and December 31, 2006. However, since inception, we have not been profitable over a full fiscal year and, as of December 31, 2006, our accumulated deficit was $64.0 million. As of December 31, 2006, we had a worldwide installed base of over 1,800 IVUS consoles and over 700 FM consoles. We intend to grow and leverage this installed base of consoles to drive recurring sales of our single-procedure disposable catheters and guide wires, which accounted for 74.1% of our revenues in the year ended December 31, 2006.
Vascular Disease Market and Current Treatments
Vascular disease in the coronary arteries is referred to as coronary artery disease, or CAD, and in the peripheral arteries is referred to as peripheral artery disease, or PAD. Additionally, there are numerous anatomical disease conditions in the heart, commonly referred to as structural heart disease, including any variation from the normal rhythm of the heartbeat, or arrhythmias, any incomplete closure of the two upper chambers of the heart, or patent foramen ovale disorders, a blood-filled dilation of a blood vessel caused by the weakening of the wall of the aorta, or an abdominal aortic aneurysm, and disease of the heart valve, or valve disease.
While atherosclerosis is often characterized by narrowing of the lumen, or stenosis, it can also take the form of plaque or lesions that are not stenotic but are more likely to rupture and cause blood clots that may block the lumen. These non-stenotic lesions are known as vulnerable plaque. Vulnerable plaque can occur in the coronary or peripheral arteries and has the ability to rupture at any time, without warning, causing a heart attack or stroke. There are no diagnostic modalities that have been proven in clinical studies to identify vulnerable plaque. As a result, vulnerable plaque remains an untreated medical condition.
In order to diagnose and treat vascular disease, the medical community over the last several years has made a significant shift towards the use of minimally invasive procedures. This procedure base continues to grow due to patient demand for less invasive procedures, demographics, increased rates of diabetes and obesity, cost containment pressure, advancing diagnostic and therapeutic approaches, and an increasing incidence of CAD, PAD and structural heart disease.
Interventional procedures are performed in hospital-based interventional surgical suites called cath labs where the radiographic visualization of the arteries, veins or cardiac chambers after the injection of a contrast medium, or angiography, provides real-time visualization that enables physicians to insert and navigate tools such as catheters, guide wires, stents and other devices into the vasculature or chambers of the heart to diagnose and deliver therapy. Additionally, in conjunction with angiography, IVUS and FM devices are used to help diagnose disease, plan percutaneous intervention and deliver therapy. Although great strides have been made in improving percutaneous interventional techniques, significant challenges remain that reduce the effectiveness of current treatments and limit the number of complex procedures and the types of diseases that can be diagnosed and treated. These challenges primarily involve limitations of angiography as the primary means for diagnosing and guiding percutaneous interventions and the historical limitations of IVUS and FM products.
Traditionally, specially trained physicians who use x-rays and other invasive and non-invasive techniques to see inside the body while they guide catheters through blood vessels, or interventionalists, have relied on the use of angiography to identify diseased portions of vessels, to monitor treatment and to evaluate the therapeutic result. Since angiographic images are grayscale and two-dimensional, they provide limited information about the lesion and artery and also make it difficult to assess complex artery anatomy and bifurcations. In addition, angiography lacks the ability to provide any information about plaque and its composition.
IVUS allows the direct visualization of vascular anatomy during percutaneous diagnostic and therapeutic procedures and is used in conjunction with angiography. Unlike angiography, which depicts a silhouette of the lumen, IVUS displays continuous real-time longitudinal and cross-sectional perspectives of the artery. Historically, IVUS users have had to manually draw lumen and vessel borders to directly measure lumen dimensions and cross-sectional area. In addition to luminal measurements, IVUS imaging of soft plaque within the arterial wall enables the characterization of plaque size, distribution and composition. IVUS can also provide measurements of artery and lesion length and improve accuracy of stent deployment. Today, IVUS is used in conjunction with diagnostic angiography and both prior to percutaneous intervention to assess the artery and determine the appropriate therapy and after therapy to assess the result. IVUS is used in both coronary and peripheral artery percutaneous interventions as well as for structural heart disease.
Despite the benefits of IVUS technology, limitations of conventional IVUS have hindered its market penetration in percutaneous coronary interventions, or PCIs, to approximately 10% of U.S. procedures. These limitations include the following: grayscale imaging; limited plaque compositional information, such as calcium and soft plaque identification; lack of IVUS image synchronization with angiographic images; lack of IVUS integration into the cath lab; limited reimbursement; additional procedure time; and physician training required to gain proficiency using IVUS.
FM pressure and flow guide wires are used in the coronary arteries to assess the need for the implantation of drug-eluting stents. Historically, the low cost of bare metal stents, limited reimbursement, lack of percutaneous interventional treatment of complex CAD and lack of cath lab integration have limited market penetration of FM to less than 1% of PCIs in the United States.
We believe our products enhance the percutaneous diagnosis and interventional treatment of vascular and structural heart disease by improving the efficiency and efficacy of existing percutaneous interventional procedures and by enabling important new therapeutic solutions. As a result, we believe that our IVUS and FM products have the potential to become the standard of care for these procedures and will address the needs of patients, hospitals, physicians and third-party payors on a cost-effective basis.
Our Strategy
We offer a broad suite of IVUS and FM products that we believe enhance the percutaneous interventional diagnosis and treatment of vascular and structural heart disease by improving the efficiency and efficacy of existing percutaneous interventional procedures and by enabling important new therapeutic solutions. We believe that the clinical information provided by our products improves the diagnosis and treatment of vascular disease by aiding interventionalists in identifying diseased arteries, selecting a course of treatment, positioning a therapeutic device, treating diseased sites and assessing treatment results. Our technologies represent important advancements in the ongoing trend towards percutaneous interventional therapeutic procedures in the cath lab and provide substantial, clinically important improvements and cost efficiencies over existing methods. Our products seek to deliver all of the benefits associated with conventional IVUS and FM devices, while providing enhanced functionality and proprietary features that address the limitations associated with conventional forms of these technologies.
•	Accelerating the trend towards less invasive procedures. Four major trends are driving the demand for less invasive cardiovascular procedures: improved non-invasive diagnostic and therapeutic techniques; cost-containment pressures from payors; increasing incidence of vascular and structural heart disease; and patient demand for less invasive procedures which require shorter hospital stays and allow more rapid recovery. This shift to less invasive procedures requires diagnostic modalities that can provide more comprehensive clinical information than angiography. Our IVUS products offer continuous, real-time three-dimensional imaging, plaque visualization, color-coded identification of plaque composition, and automatic drawing of lumen and vessel borders allowing for automatic vessel sizing. Our IVUS and angiography co-registration product is being designed to allow physicians to traverse the length of the vessel on the angiogram while simultaneously looking at the parallel cross-sectional IVUS image. Our FM products offer physicians a simple pressure and flow based method to determine whether stenting or additional percutaneous intervention is required. We believe our combination of IVUS enhancements and functional assessment is instrumental in facilitating less invasive procedures.

•	Improving the diagnosis of cardiovascular disease. We believe our VH IVUS products will significantly improve the diagnosis of cardiovascular disease by addressing the limitations of diagnostic angiography. Interim data from our PROSPECT trial, in conjunction with Abbott Vascular, indicated that our VH IVUS technology is able to identify lesions requiring stenting that were not detected by diagnostic angiography and, in 35% of patients, lesions with characteristics of vulnerable plaque. Our ongoing VH Registry is exploring the correlation of plaque characteristics with patient demographics, clinical presentation and cardiac risk factors, which in conjunction with the PROSPECT data we believe will allow clinicians to identify patients and lesions at risk for future adverse coronary vascular system events.

•	Improving the outcomes of percutaneous interventional procedures. A key determinant of positive therapeutic results in percutaneous interventions is having sufficient information about the plaque or lesions. Inadequate or imprecise sizing and anatomical information can result in incorrect stent selection, incomplete stent apposition to the arterial wall, asymmetric expansion of the stent, incorrect geographical deployment relative to the lesion, and dissection of the arterial wall. Clinical data has shown that use of IVUS and FM in conjunction with angiography during percutaneous interventional procedures can result in better outcomes. Numerous studies have shown the acute and long-term benefits of IVUS guidance in stent deployment. For example, studies have demonstrated that physicians change their percutaneous interventional strategies in 20% to 40% of cases and that 50% of stent deployment issues detected by IVUS are not visible by angiography. Additionally, we believe the information that our IVUS products provide will become increasingly important with the focus on the thrombosis safety risks of drug-eluting stents and on increasing awareness of the importance of correct stent deployment to improve safety. We believe our products, enabled with novel technological enhancements, provide clinically significant information that improves the outcomes of current and increasingly complex percutaneous interventional procedures.

•	Enabling new procedures to treat CAD, PAD and structural heart disease. Current treatment of a number of vascular and structural heart diseases, including coronary, peripheral and carotid artery disease and atrial fibrillation, a heart rhythm disorder involving a rapid heart rate in which the upper chambers, or atria, are stimulated to contract in a disorganized and abnormal manner, is limited by conventional catheter-based techniques and angiography. Today, many patients with these diseases are prescribed drug therapy or referred to invasive surgical procedures because of the difficulty in diagnosing and treating percutaneously. In addition, physicians today cannot diagnose and therefore treat vulnerable plaque. Because our technologies address many of these current limitations, we believe our products provide the potential to enable these diseases to be diagnosed and optimally treated percutaneously.

•	Improving ease of use of IVUS technologies to drive market adoption. Developing the expertise required to perform percutaneous interventional procedures typically requires advanced training beyond that required to become a specialist physician. Additionally, in order to use conventional IVUS products, physicians require comprehensive training to operate the system, interpret the images and manually draw lumen and vessel borders within the IVUS grayscale images, which has hindered market adoption. We believe our products, especially our recent IVUS product enhancements such as automatic real-time drawing of lumen and vessel borders, automatic vessel sizing, color-coded identification of plaque composition and IVUS and angiographic image co-registration currently developed on our IVUS IVG consoles, allow doctors to use IVUS with less training while still providing substantially more and better information. Our products also help physicians to conduct increasingly complex percutaneous procedures.

•	Decreasing the number of interventional devices used per procedure and optimizing their usage. Our IVUS and FM products have the potential to reduce the number of devices deployed thereby lowering treatment costs. IVUS provides the interventionalist the information to optimize stent sizing and placement. This can help eliminate the need for additional stents or the use of accessory products like balloons to correct for inaccurate stent deployment and apposition issues. In addition, FM products offer the opportunity to physiologically assess lesion severity and determine whether expensive drug-eluting stents are needed, and we believe can be used to appropriately rationalize use of drug-eluting stents only in flow-limiting lesions.
Our goal is to establish our IVUS and FM products as the standard of care for percutaneous interventional diagnostic and therapeutic procedures. The key elements of our strategy for achieving this goal are to:
•	Increase market share in existing IVUS and FM markets. We believe that our differentiated, patent-protected technologies represent important advancements in the ongoing trend towards percutaneous interventional therapeutic procedures in the cath lab and provide substantial, clinically significant improvements and cost efficiencies over existing technologies. To our knowledge, no other company offers the broad product suite we offer, and we continue to introduce product enhancements to meet physicians’ needs for improved visualization, characterization, and ease of use. We believe these enhancements make our products easier to use than competing products while providing substantially more and better information to improve procedural outcomes, thereby driving greater usage of our IVUS and FM products within the existing percutaneous interventional market.

•	Increase IVUS and FM adoption rates. Given the relatively low current U.S. adoption rate of IVUS, a significant opportunity for growth lies in expanding usage of IVUS by interventionalists. We are working on three strategies to increase penetration. First, we have addressed limitations of conventional IVUS such as difficulty in use, lack of automation and grayscale imaging by developing technologies and introducing features such as automatic real-time drawing of lumen and vessel borders, color-coded identification of plaque composition, and automatic vessel sizing. Furthermore, pursuant to a software development and license agreement with Paieon we have developed IVUS and angiographic image co-registration functionality for our IVUS consoles. Second, we recently developed PC-based IVUS and FM consoles that can be integrated easily into cath labs, thereby making it easier for physicians to adopt and use our products. Integrated cath lab versions of our consoles and advanced functionality options are part of our vfusion cath lab integration initiative. The significantly expanded capabilities of our vfusion offering will allow for networking of patient information, control of IVUS and FM information at both the operating table and in the cath lab control room, as well as the capability for images to be displayed on standard cath lab monitors, Third, we have pursued collaborations such as our agreement with General Electric Medical Systems Scs, or GE, in which our integrated IVUS products are required to be included on all of GE’s initial quotes for cardiovascular and interventional radiology systems.

•	Leverage our installed base to drive single-procedure disposable device revenues. We have a worldwide installed base of over 1,800 IVUS consoles and over 700 FM consoles. We intend to grow and leverage this installed base to drive recurring sales of our single-procedure disposable catheters and guide wires. With the recent launch of the s5 family of IVUS consoles, we expect to continue to grow our worldwide installed base of consoles and increase our recurring revenue stream from sales of our single-procedure disposable products to our installed base.

•	Develop clinical applications for and utilization of our technology in new markets. We plan to leverage our current technology to expand into new markets and increase clinical applications through clinical studies, conducted by us or with companies such as Abbott Vascular, Glaxo SmithKline, or GSK and Goodman in Japan. We have several programs underway to expand the use of our technology in percutaneous interventional procedures and drug studies. These include (1) establishing the use of our IVUS products in combination with diagnostic angiography, (2) developing the capability to determine optimal treatment options for those patients who have stents placed and are on anti-platelet drug therapy, (3) developing technology supported by clinical data to diagnose and guide treatment of vulnerable plaque and carotid artery disease, (4) developing a family of intracardiac echo products based on our existing technologies to improve treatments of structural heart disease, (5) combining the imaging capability of IVUS onto existing therapeutic devices provided by others such as balloons, stents, guide wires or re-entry devices used in surgeries to reopen completely blocked arteries, or CTO re-entry devices, and (6) using our current technologies in on-going or planned drug studies conducted by pharmaceutical and biotechnology companies.

•	Enhance product capabilities and introduce new products through collaborations or acquisitions. We have a successful track record of acquiring and licensing technologies and collaborating with third parties to create synergistic product offerings. For instance, we licensed from The Cleveland Clinic Foundation the VH IVUS technology that now forms the core of our ability to determine the composition of plaque, and we have entered into a software development and license agreement with Paieon to develop the technology to synchronize IVUS and angiographic images. We acquired from Philips the intellectual property rights allowing us to develop our Revolution rotational catheter. Additionally, we have entered into relationships with companies that incorporate our technology into their products, such as Medtronic’s Pioneer re-entry device. Given our manufacturing, research and development, and global distribution capabilities, we believe there will be additional opportunities to leverage these capabilities through technology or company acquisitions as well as collaborations.

•	Improve manufacturing efficiencies and reduce costs to improve margins. We believe that by moving to PC-based consoles and improving our manufacturing processes through increased automation and design improvements, we will be able to continue to reduce the cost to manufacture our consoles and single-procedure disposable products.

•	Continue to expand and protect our intellectual property position. As of December 31, 2006, we had a broad portfolio of 184 owned or licensed U.S. and international patents and 103 applications for owned or licensed patents. We intend to continue to expand our intellectual property position to protect the design and use of our products, principally in the areas of IVUS and FM for the diagnosis and guidance of treatment of vascular and structural heart disease.
Our Products
Our products include IVUS and FM consoles, IVUS catheters, FM guide wires and advanced functionality options. Our consoles are marketed as stand-alone units or units that can be integrated into the cath lab. We market the integrated cath lab version of these consoles and advanced functionality options as part of our vfusion cath lab integration initiative. Our s5i console is made up of components that can be customized to each cath lab’s specifications and integrated into virtually any cath lab. Our s5i GE Innova IVUS console is specifically designed and manufactured for GE to integrate into GE’s Innova cath labs. With the recent commercialization of our s5i and s5i GE Innova IVUS consoles and upon the commercialization of other new products and technologies, our vfusion offering will include cath lab-integrated IVUS and FM capabilities, real-time VH IVUS functionality with color-coded identification of plaque composition and automatic real-time drawing of lumen and vessel borders. Our vfusion offering will also support IVUS integrated with other interventional devices, such as Medtronic’s Pioneer re-entry device, used to cross lesions that are completely blocked. The significantly expanded functionality of our vfusion offering will allow for networking of patient information, control of IVUS and FM information at both the operating table and in the cath lab control room, as well as the capability for images to be displayed on standard cath lab monitors. We expect to continue to develop new products and technologies to expand our vfusion offering.
Our IVUS Products
Our IVUS products are comprised of consoles, catheters and advanced functionality options.
     Consoles
We design, develop, manufacture and commercialize consoles that are proprietary, high-speed electronic systems that process the signals received from our IVUS catheters. These consoles generate high-resolution images which can be displayed on a monitor and can be permanently stored on the system or another medium. As of December 31, 2006, over 1,800 of our IVUS consoles are in active use.
We have a family of consoles including our IVUS In-Vision Gold, or IVG, and the new PC-based s5. The s5 family of consoles, which became our primary console following its full commercial launch, is substantiality smaller, lighter and less expensive to manufacture, and has enhanced functionality. The s5 family of products was launched on a limited basis at the beginning of 2006, and when fully launched we intend for our s5 consoles to include real-time VH IVUS functionality. In addition, IVUS and angiographic image co-registration has been developed for our IVUS IVG consoles and we are developing rotational catheter compatibility for the s5 family of products. The s5 family has four different models:
     s5: This portable and mobile console is the lightest product on the market, and we believe it has the simplest and easiest user interface. The s5 weighs 95 pounds compared to greater than 300 pounds for our IVUS IVG console and Boston Scientific’s Galaxy.
     s5i: This console is made up of components that can be customized to each cath lab’s specifications and integrated into virtually any cath lab while retaining the full functionality of the s5. When the s5i is integrated into the cath lab, it works seamlessly with the workflow of the cath lab in terms of manipulating and archiving patient images and data.
     s5i GE Innova IVUS: This console is designed and manufactured to be integrated into GE’s Innova cath labs. It is made up of the same components and functionality of an s5i for customization with each cath lab’s specifications. Additionally, GE’s Innova system has a touch screen controller that is located on the cath lab patient table to control the functions of the cath lab, including our IVUS functionality.
     s5 and s5i with FFR: These consoles are identical to the s5 and s5i, except that they also include the functionality to measure pressure and functional flow reserve, or FFR.

     Catheters
Our single-procedure disposable catheters only operate and interface with our family of IVUS consoles. We are the only company that offers both phased array and rotational catheters following our recent commercial launch in the third quarter of 2006 of our Revolution rotational IVUS catheter. We believe this will allow us to meet the needs of a greater number of physicians than our competitors. Each phased array IVUS catheter contains a cylindrical transducer array with 64 elements capable of separately sending and receiving signals. Our 45 MHz Revolution rotational catheter is the highest frequency catheter on the market and we believe it offers better resolution in the area close to the end of the catheter, or near-field, than competitive rotational catheters. The Revolution develops images by rotating a single transducer element inside the tip of the catheter using a flexible torque cable. Our Eagle Eye Gold, Visions PV .018, Visions PV 8.2 and Revolution catheters vary in their principal use, frequencies, shaft sizes, shaft lengths, guide wire compatibility and distal tip lengths. These differences allow for the use of different catheters in various portions of the vascular system.
     Advanced Functionality
Our IVUS products incorporate key features that add valuable clinical functionality addressing a number of the historical limitations of conventional IVUS and we intend to incorporate additional functionality in the future. Our IVUS products now incorporate VH IVUS which contains in vivo color-coded identification of plaque composition and automatic drawing of lumen and vessel borders. Furthermore, IVUS and angiographic image co-registration functionality have been developed for inclusion in our IVUS IVG consoles.
VH IVUS. Conventional IVUS allows the visualization of atherosclerotic plaque. However, in standard IVUS grayscale images, calcified regions of plaque and dense fibrous components generally reflect ultrasound energy well and thus appear bright and homogeneous. Conversely, regions of low echo reflectance are usually labeled as soft or mixed plaque. However, the visual interpretation is limited and does not allow qualitative and quantitative real-time assessment of plaque composition. This makes reading IVUS images difficult, drawing lumen and vessel borders cumbersome and identifying vulnerable plaque not possible.
Our VH IVUS product, commercially launched in 2005, allows for the first time, easy to read and interpret IVUS images with color-coded identification of plaque types. Additionally, a key element of the VH IVUS product is the capability to provide automatic drawing of lumen and vessel borders. This feature enables automated vessel sizing, which makes it easier and faster to use our IVUS products. Finally, our VH IVUS functionality offers the potential to identify vulnerable plaque alone or in conjunction with other techniques. Prior to our license agreement entered into in April 2002, The Cleveland Clinic Foundation had been developing the technology for over seven years, and we continued to jointly develop the product until its launch. From the commercialization of our VH IVUS in May 2005 to December 2006, we shipped and installed over 700 products either as part of new IVG consoles, as options added onto IVG consoles, or as part of our new s5 family of consoles.
IVUS and angiography co-registration. Currently, angiographic images are displayed on a bank of monitors above the patient table in the cath lab and the IVUS images are displayed on the IVUS console to the side of the patient table. We have entered into a software development and license agreement with Paieon to develop IVUS and angiographic image co-registration functionality for our IVUS consoles. The IVUS and angiographic image co-registration functionality is being developed so that while angiographic images, or angiograms, are generated, an IVUS pullback and imaging is performed, and a synchronized IVUS and angiographic image set is displayed. This functionality is being designed to allow the physician to examine the synchronized images and see where on the angiogram image the plaque is and the exact lumen and vessel dimensions along the artery. We believe that this feature will make it easier for physicians to take advantage of IVUS in diagnosing, planning, treating and assessing the percutaneous intervention while working in the familiar imaging modality of angiography.
The IVUS and angiographic image co-registration functionality is being designed to combine our existing two-dimensional IVUS imaging system with Paieon’s CardiOp-B system, for which 510(k) clearance has been obtained under the product name Angio-IVUS Mapping, or AIM, System. Paieon’s CardiOp-B system is an existing medical device that presents a three-dimensional reconstruction of a vessel, and cross-sectional information regarding the vessel, by analyzing the standard imaging views performed throughout the conventional catheterization procedure. The co-registration functionality is being developed to allow the three-dimensional angiographic image to be displayed along with the IVUS image using a communication protocol that we have designed to transfer messages and data between our existing imaging system and Paieon’s system. Pursuant to the terms of the software development and license agreement, we have worked with Paieon on the design, development and testing of program control and data handling tasks to enable the two systems to work together on an integrated basis.
The synchronization of IVUS and angiographic images offers a number of significant potential benefits over standard angiography, including fewer angiographic views and radiation being required to make therapeutic decisions. Additionally, synchronization provides three-dimensional imaging, elimination of anatomical clutter with three-dimensional reconstructions of the angiographic image and also provides accurate techniques for sizing, deploying and assessing stent placement.
The initial development of IVUS and angiographic image co-registration functionality on our IVUS IVG consoles has been completed and we released this product on a limited basis in the first quarter of 2007. Although the co-registration development effort on our s5 consoles were commenced in 2006, further development is being delayed pending further evaluation of the performance and benefits of the functionality and to solicit feedback from physicians and technicians regarding the use of the IVUS IVG consoles into which the co-registration functionality has been integrated. As such, we do not expect that commercialization of this functionality on our S5 consoles to occur in the second half 2007 as previously anticipated.
We are also collaborating with MediGuide Ltd. in the development of advanced imaging and navigational technologies for use in a broad range of cardiovascular and endovascular applications. The initial focus of the alliance will be on interventional cardiology.
We jointly plan to develop Guided IVUS (GIVUS), a product which will integrate MediGuide’s Medical Positioning System, or MPS, with our IVUS system. This combination of technologies will expand the two-dimensional aspect of the existing IVUS image into a three-dimensional image that is designed to provide more useful clinical information, allow for easier interpretation of the image, by interventional cardiologists and improve the clinical utility of the image. MediGuide’s MPS system enables the real-time tracking of miniature sensors integrated into therapeutic and diagnostic medical devices. These MPS-ready devices will allow physicians to accurately track real time progression of the devices as they are manipulated through the human anatomy while continuously registering their exact location and orientation utilizing our IVUS system. We are negotiating a definitive agreement in which we intend to include a collaboration development agreement and non-exclusive global distribution rights.
The following table summarizes our recent and anticipated upcoming IVUS related product launches:

Expected U.S. and
	European Launch	Expected Japanese
Product	Date	Launch Date
Consoles
s5 grayscale	Launched	Launched
s5 with VH IVUS	Launched	Launched
s5i with VH IVUS	Launched	2H 2007
s5i GE Innova IVUS with VH IVUS	Launched
s5 and s5i with FFR	1H 2007	1H 2008
Catheters
Revolution on IVG consoles	Launched	2H 2007
Revolution on s5 family of consoles	1H 2007	2H 2007
Revolution supporting VH IVUS on s5	2H 2007	2H 2007
Advanced Functionality Options
IVG	1H 2007	2H 2007
Our FM Products
Our FM products consist of pressure and flow consoles and single-procedure disposable pressure and flow guide wires. We believe we are the only company that offers a full line of pressure and flow guide wires as well as a guide wire that can measure both pressure and flow. Our consoles are mobile, proprietary and high speed electronic systems with different functionalities and sizes designed and manufactured to process the signals received from only our guide wires. ComboMap, our mobile PC based high-end full-functionality console introduced in 2005, is the first and only product that can measure pressure and flow. The SmartMap is our compact limited functionality pressure product that is designed to be integrated into a cath lab. Additionally, we plan to include the ability to measure pressure on our future generations of s5 and s5i consoles. We offer a family of guide wires including

Smartwire II/Brightwire II and WaveWire, each of which measures pressure, ComboWire, which measures pressure and flow, and FloWire, which measures flow. The guide wires vary in their shaft lengths, wire stiffness and tip configuration.
Product Expansion
Our Vulnerable Plaque Products and Technology
We have accumulated a portfolio of patent protected technologies and products for the identification of vulnerable plaque including IVUS, VH IVUS tissue characterization, IVUS palpography, and elastography and intravascular thermography. IVUS palpography and elastography involve measuring the strain of the lumen and the plaque respectively with ultrasound signals gained during different cardiac cycles. Intravascular thermography involves directly measuring the temperature on the inner wall of the artery with a catheter-based device. We have developed fully functional working devices for each of these technologies and have used them all in clinical studies. At this time, our focus is on our IVUS base of technologies to identify and risk stratify vulnerable plaque with other patient related information that is readily available.
With our IVUS and FM technologies we have been able to clinically demonstrate that we can identify many of the characteristics and locations of vulnerable plaque, including:
•	unstable plaque;

•	necrotic core and dense calcium tissue;

•	location of the necrotic core within the plaque;

•	plaque composition by percentages and quantities through in vivo tissue characterization of the artery by 0.5 mm slices;

•	locations with evidence of previous plaque rupture;

•	positive remodeling of the vessel;

•	high and low strain lumen caps;

•	location of the plaque in the most dangerous proximal third of the artery; and

•	hemodynamic significance.
We are now in the process of conducting numerous clinical studies to correlate vulnerable plaque to its clinical significance and risk.
Intra-Cardiac Echocardiography
We have identified Intra-Cardiac Echocardiography, or ICE, as a field in which ultrasound can provide meaningful benefit to interventionalists performing certain intra-cardiac procedures. ICE is closely related to IVUS in terms of both technology and markets. While IVUS utilizes ultrasound to provide images of the vessel wall from within the vasculature and guide intravascular procedures, ICE utilizes ultrasound to image and measure structures inside the chambers of the heart from within the heart or its major vessels, and guide intra-cardiac procedures performed by interventional cardiologists and by electrophysiologists. Important procedures where ICE is used to guide intervention include closure of septal wall defects, and mapping and ablation of cardiac arrhythmias.

Combination IVUS and Therapeutic Devices
As more procedures move to percutaneous interventional approaches, there is an opportunity to combine the imaging capability of IVUS onto therapeutic devices. Examples of devices that have been developed and tested include CTO re-entry devices, IVUS with balloons, stents, guide wires, and cell or drug delivery systems for angiogenesis, or the proliferation of blood vessels, and myogenesis, or the proliferation of heart tissue. We currently have a commercial relationship with Medtronic in which we provide them with IVUS imaging components that are incorporated onto their Pioneer CTO re-entry device for peripheral artery applications. There are a number of additional possibilities to use IVUS to help guide lead placements for implantable cardiac rhythm management, or CRM, devices, implant percutaneous valves, implant AAA grafts, guide directional atherectomy, guide percutaneous procedures to create new pathways for blood to replace non-functional, existing pathways, and place a filtration device into the inferior vena cava, or main vein returning blood to the heart from the lower part of the body, to prevent the migration of blood clots. Additionally, there are opportunities to extend the utility of the pressure and flow guide wires into different electrophysiology applications and structural heart disease assessments.
Clinical Program
We have pursued a clinical development strategy of using FDA-cleared IVUS products to be at the forefront in demonstrating utility in markets into which we are attempting to increase penetration or which we intend to develop as new markets. These markets include stent placement and optimization, vulnerable plaque detection and therapy guidance in the coronary and carotid arteries. Our clinical studies are generally post-marketing studies conducted to provide data regarding diagnostic effectiveness and disease treatment outcomes. These studies often collect acute, procedural, safety and long-term efficacy data. They include randomized prospective studies, registries and single-center studies. The goal of our vulnerable plaque clinical program is to identify, risk assess, and guide percutaneous interventional and pharmacologic, or relating to the study of drugs, their sources, their nature and their properties, treatments of vulnerable plaque in the coronary and carotid arteries.
The following is a summary of our ongoing and completed clinical studies:

Study	Indication	Study Design	Status	Collaborator(s)
PROSPECT (US/Europe)	Natural history study of plaque to investigate non-flow obstructing lesions with an increased risk for future coronary events	700 patient, multi-center study of ACS patients with single or double CAD; non- randomized	Enrollment completed, follow up ongoing	Abbott Vascular

Volcano VH Registry (Worldwide)	Study of correlation of coronary plaque characteristics with patient demographics, clinical presentation and cardiac risk factors	3,000 patient, non-randomized prospective, multi- center, global, registry imaging study	Enrollment completed, analysis of data in progress	—

SPECIAL (Japan)	Natural history study of vulnerable plaque to investigate non-flow obstructing lesions with an increased risk for future coronary events	2,000 patient, randomized multi-center study of ACS patients with single or double CAD	Enrollment ongoing	Goodman; Fukuda

IBIS-2 (Europe)	Estimate the effect on the novel GSK Lp-PLA(2) inhibitor on circulatory biomarkers and coronary plaque biomechanical properties as well as endothelial dysfunction, coronary plaque volume and composition with IVUS grayscale palpography and VH IVUS	300 patient, international, randomized, placebo-controlled, parallel-group, one year treatment study	Enrollment completed, follow up ongoing	GlaxoSmithKline

Study	Indication	Study Design	Status	Collaborator(s)
CAPITAL (US)	Evaluate the prevalence and correlation of the data provided by IVUS grayscale and VH IVUS, such as plaque components, quantities, configurations and location, to patient demographics, clinical presentation and risk factors for carotid artery disease	30 patient, single-center study	Enrollment completed, analysis of data in progress	Arizona Heart Institute

CHECK (Worldwide)	Study of correlation of carotid artery plaque characteristics with patient demographics, clinical presentation and risk factors	300 patient, non randomized, prospective, multi-center, global, registry imaging study	Enrollment starting in the first half of 2007	—
Providing Regional Observations to Study Predictors of Events in the Coronary Tree (PROSPECT)
PROSPECT, sponsored by Abbott Vascular and us, is a natural history study of plaque. The purpose of the multi-center imaging study of patients with unstable atherosclerotic lesions, is to identify imaging modalities or blood markers of inflammation that indicate which non-flow limiting lesions are at higher risk for future acute coronary events. Approximately 700 ACS patients in the United States and Europe with single or double vessel CAD will be enrolled and followed for up to five years. In addition to angiography, IVUS grayscale, VH IVUS tissue characterization, IVUS palpography involving a sub-group only and biomarkers will be utilized to explore the relationship between observations of these modalities and subsequent cardiac events. To establish a baseline, IVUS imaging will be performed on all three major coronary arteries and biochemical features that can be used to measure the progress of disease or the effects of treatment, or biomarkers, will be assessed. In the event of a major adverse cardiac event, or MACE, such as cardiac death, cardiac arrest, re-hospitalization for angina, myocardial infarction, or revascularization by PCI or coronary artery bypass graft, or CABG, patients will be re-imaged in both the vessel in which the lesion causing the event occurred and in non-affected vessels. Event rates will be determined on the date that the patient is in the hospital and then after 30 days, 180 days, one year and yearly thereafter for up to five years. This study is designed to prove that our IVUS technology is predictive, and can identify those plaques that are vulnerable and may cause coronary events. The study commenced enrollment in January 2005.
As of December 31, 2006, there were 700 patients enrolled in the study and patients are being followed up per the protocol. Interim baseline data from the first 250 patients was presented in October 2006. The interim data indicated that three-vessel VH IVUS imaging is feasible in a clinical setting. The interim data also indicated an average of 2.5 angiographically visible but “mild” lesions per patient are left untreated, and that 16% of these lesions are in fact “severe” by quantitative coronary angiography. “Mild” lesions are those with a diameter stenosis of less than 30% and “severe” lesions are those with a diameter stenosis of greater than 50%. By IVUS, the total number of identified lesions, on average, was 2.9 per patient in the proximal and mid coronary tree, of which 25% are classified as severe by IVUS. Severe by IVUS is defined as vessel area less than 4mm 2 and greater than 40% plaque burden in the artery at the location of the lesion. VH IVUS was able to identify lesions with presumed characteristics of vulnerable plaque in 35% of patients. Those patients remain untreated as part of the PROSPECT trial design. These plaques were identified by VH IVUS as thin cap fibro-atheromas.
Volcano VH Registry
We sponsor a VH Registry, an in vivo study of the prevalence of atherosclerosis and its plaque components in the coronary arteries. The purpose of the registry is to allow researchers to understand the correlation of data provided by IVUS and our VH IVUS functionality, such as plaque components, quantities, configuration and location, to patient demographics, clinical presentation and cardiac risk factors. The registry is a prospective, global multi-center, non-randomized, all-comer study of approximately 3,000 PCI patients in the United States, Europe and Japan. Each participant will undergo IVUS imaging of coronary arteries to be stented and will be eligible to undergo IVUS imaging of the same arteries should such participant experience a subsequent cardiac event that requires catheterization. This allows comparison of the initial and follow-up data to begin to draw observations on correlations between the initial images and plaque progression or clinical events. This study will ascertain the prevalence of non-flow obstructing lesions by tissue characteristics, but not the clinical significance, in an attempt to provide a broader view of the prevalence of disease characteristics in the ACS population as well as the broader PCI population. The study commenced enrollment in March 2004.

As of December 31, 2006, there were 3,225 patients enrolled in the study and enrollment is complete. Patients are being observed pursuant to the protocol. Interim data presented in October 2006 indicated several preliminary findings from the first 990 patients. The interim data indicated that increased amounts of calcium and necrotic core are associated with prior cardiac history, myocardial infarction, previous coronary bypass and diabetes; patients with ischemia do have an increased plaque burden and also a difference in composition of their plaque; and that a combination of aspirin and statin therapy correlated with less plaque burden, and less fibrous and fibro-fatty plaque, suggesting the effectiveness of systemic therapy may be measured by both amount and composition of plaque. In addition, initial data also demonstrated gender specific characteristics in plaque morphology. The ability to correlate demographic data with plaque characteristics in combination with other studies will allow us to clinically identify and treat high-risk lesions that are currently not diagnosed.
Study of Prospective Events in Coronary Intermediate Atherosclerotic Lesions (SPECIAL)
SPECIAL, sponsored by Goodman, Fukuda Denshi and us, is a natural history study of vulnerable plaque with invasive imaging follow-up of a portion of the patients enrolled regardless of whether they have a clinical event or not. The purpose of the study is to identify imaging modalities and/or blood markers of inflammation which may aid in the identification of vulnerable plaque which increases risk of future acute coronary events in ACS patients. We will enroll 2,000 ACS patients with single or double vessel CAD at approximately 100 centers in Japan, with half randomized into an IVUS arm and half into a non-IVUS arm. Patients in the IVUS arm will be imaged with angiography and IVUS and these images supplemented by VH IVUS tissue characterization and biomarkers. Patients in the non-IVUS arm will be imaged with angiography alone. In the event of a MACE, patients will be re-imaged with the technology they were imaged with at baseline. Additionally, all patients will be imaged 12 months after the original procedure with the same technology they were imaged with at baseline. The two primary endpoints of the study are the MACE associated with progression of plaque during a 12-month period and the progression of plaque as measured by angiography and our VH IVUS functionality 12 months after intervention. SPECIAL is designed to validate the clinical significance of vulnerable plaque and provide additional information on silent plaque progression which can lead to clinical events. Study enrollment commenced in April 2006. Enrollment is projected to be completed by mid-2008, and the last 12-month invasive follow-up is projected to be completed by mid-2009.
Integrated Biomarker and Imaging Study (IBIS-2)
IBIS-2, sponsored by GSK and us, is an international, multi-center, randomized, placebo-controlled, parallel-group, one year treatment study in approximately 300 ACS and non-ACS subjects with angiographically documented CAD. The study is designed to compare the effects of an Lp-PLA(2) inhibitor to placebo following 52 weeks of once daily blinded treatment. The study will estimate the effect of GSK’s Lp-PLA(2) inhibitor on circulatory biomarkers and coronary plaque biomechanical properties, as well as dysfunction of the endothelium, the layer of thin, flat cells that lines the interior surface of blood vessels, coronary plaque volume and composition using IVUS, VH IVUS functionality and palpography. A follow-up catheterization will be performed on all subjects a year after baseline. The follow-up will include all IVUS-based imaging and angiography of the non-intervened artery. IBIS-2 will be the first study to look at the effect of a drug therapy on certain plaque characteristics as measured by our grayscale IVUS, VH IVUS and IVUS palpography as compared to a placebo therapy. The study started enrollment in November 2005. We completed enrollment of 330 patients in August 2006. Patients are being followed up per the protocol.
Carotid Artery Plaque Virtual Histology Evaluation (CAPITAL)
CAPITAL, sponsored by the Arizona Heart Institute and us, is the first study to assess VH IVUS data, both quantitative and qualitative, of plaque components in carotid arteries prior to carotid endarterectomy, the incision of the atherosclerotic plaque from the carotid artery or CEA, and carotid artery stenting, or CAS, procedures. The purpose of this single center study is to evaluate the prevalence and correlation of data provided by IVUS and our VH IVUS functionality, such as plaque components, quantities, configurations and location, to patient demographics, clinical presentation and risk factors for carotid artery disease. The study will enroll 30 patients, half CEA and half CAS patients, and enrolled patients must be symptomatic with lesions at least 50% stenosed or asymptomatic with lesions at least 75% stenosed in at least one carotid artery. For the CEA procedures, VH IVUS data will be validated to histological findings from the surgically removed plaque. For the CAS procedures, VH IVUS data will be correlated with the presence, type, quantity and size of captured embolic material during the CAS procedure. This study will ascertain the prevalence of non-flow obstructing lesions by tissue characteristics rather than clinical significance. The study started enrollment in January 2006. As of August 2006, enrollment was completed and the data is being analyzed. Our phased array IVUS catheters, which are being used in CAPITAL, are FDA-cleared for peripheral applications, which include the carotid arteries.
The carotid arteries are one of the most common sites of peripheral vascular disease. CAS procedures are currently FDA-approved for a subset of these procedures, those that are performed on patients who are symptomatic and show at least 70% stenosis. However, most people who are at risk for ischemic strokes will not undergo a CAS procedure. We believe that endovascular techniques that have been developed to avoid open surgery and are in early stages of adoption, and CAS procedures using devices such as stents, embolic protection systems and IVUS, will significantly expand the addressable patient population to include all people who are at risk for ischemic stroke and not just those patients who are symptomatic and have 70% stenosis.
Carotid Histology Evaluation and Correlations to Patient Work-up (CHECK)
We sponsor a Carotid Artery VH Registry which is an in vivo study of the prevalence of atherosclerosis and its plaque components in the carotid arteries. The purpose of the registry is to allow researchers to understand the correlation of data provided by IVUS and VH IVUS, such as plaque components, quantities, configuration and location, with patient demographics, clinical presentation and cardiac risk factors. The registry is a prospective, global multi-center, non-randomized, all-comer study of approximately 300 carotid artery stenting patients in the United States, Europe and Japan. Each participant will undergo IVUS imaging of carotid arteries to be stented and will be eligible to undergo IVUS imaging of the same arteries should such participant experience a subsequent cardiac event that requires catheterization. This allows comparison of the initial and follow-up data to begin to draw observations on correlations between the initial images and plaque progression or clinical events. This study will ascertain the prevalence of non-flow obstructing lesions by tissue characteristics, but not the clinical significance, in an attempt to provide a broader view of the prevalence of disease characteristics in this population as well as the broader population. The study will commence enrollment in the first half of 2007 and we expect to complete enrollment by the first quarter of 2008.
Drug Studies Using IVUS
A number of new pharmacological agents have been developed recently to address vascular disease. These agents have focused on addressing a number of the elements that lead to plaque development and progression in the arteries. The biggest example is the family of cholesterol lowering drugs known as statins. Grayscale IVUS has become a standard endpoint in a number of pharmacological studies. IVUS is being used in drug studies ranging from animal to human clinical studies from Phase 1 to Phase 4. IVUS is used to measure plaque volumes and location at index and again at pre-determined follow-up time, such as 12 months, after the patient has been on a certain dosage of the drug being studied. The FDA has approved IVUS as a surrogate endpoint for these studies. In addition to the detailed plaque information obtained from IVUS that is not available from any other modality, drug companies are able to conduct studies with far fewer patients and conduct studies with shorter lengths than in studies where only clinical endpoints are collected. This substantially reduces a drug company’s cost of clinical studies and time to regulatory approval and commercialization. The advantages of IVUS over angiography have led to the adoption of IVUS as the standard for the assessment of atherosclerosis progression/regression studies. Additionally, there are number of new pharmacological agents in development that are being developed independently or combined with existing vascular pharmacological agents. We are or have been involved with GSK, Novartis AG, Lipid Sciences, Inc., Tanabe Seiyaku Co., Ltd. and Kowa Company, Ltd. on clinical studies using IVUS and our VH IVUS product. We believe the additional information our VH IVUS product and IVUS palpography provides will enable us to participate in a growing number of drug studies.
Sales, Marketing and Distribution
We have direct sales capability in the United States and Western Europe. We intend to continue to increase our direct sales personnel. In addition to our direct sales efforts, we have Japanese distribution relationships with Goodman, Fukuda Denshi and Johnson & Johnson Cordis Division, and additional distribution relationships with 38 distributors in 27 other countries.

At our discretion, we place medical diagnostic equipment at certain customer locations who agree to use the equipment and purchase specified quantities of our single-procedure disposable products. We retain ownership of this equipment and record it in property and equipment in our financial statements. At December 31, 2006 and 2005, the net book value of medical diagnostic equipment included in property and equipment was $3,139,000 and $3,300,000, respectively.
In March 2006, we signed a supply and distribution agreement with GE that forms an important part of our sales and marketing strategy. GE has a significant share of the worldwide cath lab installation market and competes both for a substantial number of new cath lab installations as well as existing cath lab upgrades. We will leverage GE’s sales force to market our s5i GE Innova IVUS consoles on a global basis excluding Japan.
We plan to enter into additional agreements to market integrated systems. These agreements allow us to coordinate our marketing efforts with our strategic partners while still dealing directly with the customer.
We sell consoles and disposables, including IVUS catheters and FM guide wires, using different approaches:
•	Consoles. We sell our consoles through our own direct sales force, through distributors and through our supply and distribution agreement with GE.

•	Disposables. We leverage our installed base of consoles to drive recurring sales of our proprietary disposables. We provide training and clinical support to users of our products to increase their familiarity with product features and benefits, and thereby increase usage.
Our relationships with physician thought leaders in interventional cardiology are an important component of our selling efforts. These relationships are typically built around research collaborations that enable us to better understand and articulate the most useful features and benefits of our products, and to develop new solutions to challenges in percutaneous interventional medicine. We will continue to seek support and collaboration from highly regarded physicians to perform important research and accelerate market awareness and adoption of our products. While we and our distributors sell to hospitals, interventional physicians typically drive the purchasing decision.
As of December 31, 2006, our global marketing team was comprised of 13 individuals, covering product management, corporate communications and programs, clinical support, and education and training. We devote significant resources to training and educating physicians in the use and benefits of our products. We also promote our products through medical society meetings attended by interventionalists. Since January 1, 2005, we have trained over 800 clinicians in courses we sponsored.
United States
In the United States, we sell our products directly to customers and through GE, our distributor. As of December 31, 2006, we had 69 direct sales professionals focused on selling both our IVUS and FM products. Our U.S. sales organization includes 23 account sales representatives and 40 clinical consultants. Account sales representatives are responsible for selling our products while the clinical consultants work with customers on training and supporting product use. We currently have five regions headed by a regional manager in each region and a Vice President of U.S. Sales.
International
We derive, and anticipate we will continue to derive, a significant portion of our revenues from operations in Japan and Europe. Any material decrease in our international revenues or inability to expand our international operations would adversely impact our revenues, results of operations and financial condition. Our international operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions, including the risks described in “Risk Factors — The risks inherent in our international operations may adversely impact our revenues, results of operations and financial condition.”

Japan
Three companies distribute our IVUS and FM products in Japan. We have direct contractual relationships with Goodman, Fukuda Denshi and Johnson & Johnson Cordis Division. In addition, Fukuda Denshi has sub-distribution agreements with other parties. While these multi-level relationships allow us to access specific customers and markets, they create complex distribution arrangements and increase our reliance on our Japanese distributors.
We currently support our Japanese distributors through our Tokyo-based subsidiary, Volcano Japan Co., Ltd. (Volcano Japan). As of December 31, 2006, Volcano Japan had a General Manager and five sales and clinical support representatives. Until June 1, 2006, our Japanese distributors handled all matters relating to importation, warehousing and regulatory compliance for our products in Japan. With respect to our IVUS products, Volcano Japan now controls these matters due to the transfer by Fukuda Denshi of the Japanese regulatory approvals, or shonins, related to these products. This transfer took place on June 1, 2006. As a result of the transfer of the shonins, we have retained a third party to assist with the additional responsibilities related to importation, warehousing and regulatory compliance.
Our distribution agreements in Japan are generally organized according to specific clinical markets:
Interventional Cardiology
Goodman distributes our IVUS products for use in interventional cardiology to over 1,100 Japanese accounts. In addition, Fukuda Denshi distributes our IVUS products to approximately 100 additional interventional cardiology accounts in Japan. Until June 1, 2006, Fukuda Denshi was responsible for obtaining and maintaining the shonins related to our IVUS products. Our previous agreements with Fukuda Denshi were scheduled to terminate in 2007. However, we entered into an agreement with Fukuda Denshi in March 2006 which became effective upon the transfer to us of the shonins related to our IVUS products. Such transfer took place on June 1, 2006. Upon the effectiveness of the agreement with Fukuda Denshi, our distribution relationship with Fukuda Denshi was extended until 2012 and our other previous agreements with Fukuda Denshi were terminated. As a result of the transfer of the shonins, Volcano Japan has assumed the regulatory responsibilities related to such products.
Functional Measurement
Goodman currently distributes our FM products in Japan to all customers. In addition, Goodman is responsible for Japanese regulatory compliance relating to our FM products.
Endovascular/ Peripheral Applications
Johnson & Johnson Cordis Division distributes our IVUS products in Japan for use in endovascular and peripheral applications. Our current contractual arrangements allow us to engage other third parties to distribute our IVUS products in Japan for this market.
Western Europe
We distribute our IVUS and FM products in Western Europe through our subsidiary, Volcano Europe, S.A./N.V. (Volcano Europe). We sell our products directly to customers in certain Western European markets and utilize distributors in other Western European markets, including Spain, Portugal and parts of Italy. As of December 31, 2006, our distribution efforts in Western Europe were led by a General Manager, a Director of European Sales, nine account representatives and two clinical specialists.
Other International
In emerging markets with rapid growth in interventional procedures, including in the major markets of Asia Pacific, excluding Japan, Latin America, Eastern Europe, Australia, Africa and the Middle East, we have distributor relationships through which we sell our products. Our distributors are involved in product launch planning, education and training, physician support and clinical trial management.

Supply and Distribution Agreement with GE
In March 2006, we entered into a supply and distribution agreement with GE, pursuant to which we are collaborating on the development and distribution of our s5i GE Innova IVUS product, which is our IVUS imaging system console that is installed directly into a cath lab on a permanent basis and is able to be integrated with GE’s Innova system. Integration with GE’s Innova System allows control of the IVUS system from cath lab control stations located at the patient table and in the cath lab control room. Under the terms of the agreement, GE has been granted exclusive distribution rights worldwide, excluding Japan, for the s5i GE Innova IVUS product for a period of 12 months, subject to minimum purchase forecasts. After a 12-month exclusivity period, which commenced on August 15, 2006, GE shall have non-exclusive distribution rights for the s5i GE Innova IVUS product. In addition, GE has been granted non-exclusive distribution rights worldwide, excluding Japan, for our s5i product. GE is responsible for various items relating to the integration of the s5i GE Innova IVUS product into its Innova system, including offering the products as part of its cardiovascular and interventional radiology product lines. Unless extended, or terminated earlier in accordance with its terms, the agreement will expire on December 31, 2009.
Competition
We compete primarily on the basis of our ability to assist in the diagnosis and treatment of vascular diseases safely and effectively, with ease and predictability of product use, adequate third-party reimbursement, brand name recognition and cost. We believe that we compete favorably with respect to these factors, although there can be no assurance that we will be able to continue to do so in the future or that new products that perform better than those we offer will not be introduced. We believe that our continued success depends on our ability to:
•	innovate and maintain scientifically advanced technology;

•	apply our technology across products and markets;

•	develop proprietary products;

•	successfully conduct clinical studies that expand our markets;

•	obtain and maintain patent protection for our products;

•	obtain and maintain regulatory approvals;

•	cost-effectively manufacture and successfully market our products; and

•	attract and retain skilled personnel.
Our markets are highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Many of our competitors have significantly greater financial and human resources than we do and have established relationships with healthcare professionals, customers and third-party payors. In addition many of our competitors have established distributor networks, greater resources for product development, sales and marketing, additional lines of products and the ability to offer rebates or bundle products to offer discounts or incentives. Our primary IVUS competitor globally is Boston Scientific, but we also compete with Terumo Corporation in Japan. In the FM market, our primary competitor is Radi Medical Systems AB, a private medical device manufacturer. Because of the size of the vascular market opportunities, competitors and potential competitors have dedicated and will continue to dedicate significant resources to aggressively promote their products. New product developments that could compete with us more effectively are likely because the vascular disease market is characterized by extensive research efforts and technological progress. Competitors may develop technologies and products that are safer, more effective, easier to use or less expensive than ours.
We have encountered and expect to continue to encounter potential physician customers who, due to existing relationships with our competitors, are committed to or prefer the products offered by these competitors. We expect that competitive pressures may result in price reductions and reduced margins over time for our products. Our products may be rendered obsolete or uneconomical by technological advances developed by one or more of our competitors.

Intellectual Property
We believe that in order to maintain a competitive advantage in the marketplace, we must develop and maintain the proprietary aspects of our technologies. We rely on a combination of patent, trademark, trade secret, copyright and other intellectual property rights and measures to aggressively protect our intellectual property.
We require our employees and consultants to execute confidentiality agreements in connection with their employment or consulting relationships with us. We also require our employees and consultants who work on our products to agree to disclose and assign to us all inventions conceived during the term of their employment, using our property or which relate to our business. Despite measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, our competitors may independently develop similar technologies.
The medical device industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. As the number of entrants into our market increases, the risk of an infringement claim against us grows. While we attempt to ensure that our products and methods do not infringe other parties’ patents and proprietary rights, our competitors may assert that our products, and the methods we employ, are covered by patents held by them. In addition, our competitors may assert that future products and methods we may employ infringe their patents. If third parties claim that we infringe upon their intellectual property rights, we may incur liabilities and costs and may have to redesign or discontinue selling the affected product. Risks to our intellectual property rights are listed in “Risk Factors— Risks Related to Our Intellectual Property and Potential Litigation.”
Patents and Trademarks
As of December 31, 2006, we had 184 owned or licensed U.S. and international patents and 103 applications for owned or licensed patents. We intend to continue to expand our intellectual property position to protect the design and use of our products, principally in the areas of IVUS and FM for the diagnosis and guidance of treatment of vascular and structural heart disease. Additionally, we own material trademarks, trade names or logos that we use in conjunction with the sale of our products. We currently have registered trademarks for Volcano ® , Eagle Eye ® , Visions ® , Revolution®, ComboWire ® , SmartMap ® , ComboMap ® , SmartWire ® , FloWire ® , WaveWire ® , among others, and are in the process of registering certain other of our trademarks with the U.S. Patent and Trademark Office including, but not limited to, vfusion, powered by VolcanoTM, vfusion TM, AIMTM, RevolutionTM, ComboMapTM, Virtual HistologyTMand VHTM. The duration remaining on our patents ranges from 2 to 16 years. We continue to invest in internal research and development of concepts within our current markets and within other potential future markets. This enables us to continue to build our patent portfolio in areas of company interest.
Third-party Licenses
We have expanded our product portfolio by both in-licensing and out-licensing technology and intellectual property.
     The Cleveland Clinic License
In April 2002, we entered into a license agreement with The Cleveland Clinic Foundation. The incorporation of our VH IVUS functionality into our IVUS product offerings depends on access to patents owned by The Cleveland Clinic Foundation and made available to us pursuant to an exclusive, irrevocable, in-bound license granted to us by The Cleveland Clinic Foundation pursuant to the license agreement. These worldwide license rights are within the field of diagnosis and treatment of atherosclerosis and related vascular diseases using intravascular methods and include the right to sublicense. We commercially launched our VH IVUS functionality for our IVUS products in 2005. In relation to the sale of our products which incorporate any of the licensed patents, we will be responsible for paying certain royalties to The Cleveland Clinic Foundation. These royalties vary depending on where our product is sold, how the patent is incorporated into our product and when in the period of patent protection our product is sold. This license granted under this agreement terminates on a country-by-country basis upon the expiration of the last to expire patent licensed under the agreement. However, the agreement will continue in effect as long as we continue to incorporate into our products the technology licensed to us by The Cleveland Clinic Foundation.

     Asset Transfer Agreement with Philips
In 2003, we entered into an asset transfer agreement with Philips whereby Philips transferred to us rights to certain intellectual property that is related to IVUS and is owned by Boston Scientific. Boston Scientific was required to make these patents and related intellectual property available to third parties based on action by the Federal Trade Commission and the United States District Court. We obtained rights through our wholly-owned subsidiary, Pacific Rim Medical Ventures, which merged into us on December 30, 2004. In addition to certain upfront and annual payments, we must pay Philips royalties based on the volume of products sold by us that incorporate technology acquired pursuant to the asset transfer agreement. This intellectual property in conjunction with the intellectual property that we acquired from Jomed, Inc. in 2003 and the intellectual property we have developed form the foundation of our IVUS products.
     License with Medtronic
Concurrent with our acquisition of the IVUS and FM product lines from Jomed, Inc. in July 2003, we granted to Medtronic a fully paid, royalty free, worldwide, exclusive license to certain of our patents for a specific field. The field allows the inclusion of our IVUS imaging components into Medtronic’s Pioneer product. This product is also being used in clinical studies by Medtronic in collaboration with Genzyme Corporation for delivery of cells to the myocardium in an attempt to create viable myocardium.
     License with Paieon
In May 2006, we entered into a software development and license agreement with Paieon. Under the terms of the agreement, Paieon conducted development activities to design and develop computer software to integrate its CardiOp-B product with our IVUS IVG and we released the product for evaluation by key customers on a limited basis in the first quarter of 2007. We have obtained the required regulatory approvals in the United States and Europe. We have been granted non-exclusive, non-transferable licenses to certain Paieon technology to allow us to undertake our activities under the development plan and to demonstrate the integrated products as part of our promotion, sales and marketing efforts. In addition, Paieon has granted us a royalty-bearing, non-exclusive license to use certain Paieon technology in connection with the licensing of the integrated products. In relation to such license, we will be responsible for paying license fees based on the volume of licenses granted each year with respect to the integrated products. We are also responsible for making certain payments to Paieon from time to time upon the occurrence of certain development milestone events. The term of the agreement is six years. Although the co-registration development effort on our s5 consoles were commenced in 2006, further development is being delayed pending further evaluation of the performance and benefits of the functionality and to solicit feedback from physicians and technicians regarding the use of the IVUS IVG consoles into which the co-registration functionality has been integrated. As such, we do not expect that commercialization of this functionality on our S5 consoles to occur in the second half 2007 as previously anticipated.
Research and Development
Our research efforts are directed towards the development of new products and technologies that expand our existing platform of capabilities and applications in support of percutaneous interventions. As of December 31, 2006, our research and development staff consisted of 67 full-time engineers and technicians. The majority of this staff is located in Rancho Cordova, California. In addition, we employ four scientists and technicians based at our Advanced Technology Lab located in Cleveland, Ohio. Our research and development staff are focused on the development of new IVUS systems and catheters, FM consoles and guide wires, and advanced clinical applications that support our core business objectives.
Our product development process incorporates teams organized around each of our core technologies, with each team having representatives from research and development, marketing, regulatory, quality, clinical affairs and manufacturing. Consultants are utilized when additional specialized expertise is required. Our team sets development priorities based on communicated customer needs. The feedback received from beta testing is incorporated into successive design iterations until a new product is ready for release.

Our research and development team has a demonstrated track record of successful new product introductions and significant product improvements. Since the beginning of 2005, we have introduced Eagle Eye Gold IVUS catheters, the VH IVUS functionality, the s5 console, and the ComboWire. Our research and development strategy leverages our core capabilities in systems, transducer and catheter design, and advanced algorithms to produce products intended to gain share in our existing markets and enable us to enter new evolving markets.
Our research and development expenditures were $16.9 million in 2006, $15.1 million in 2005 and $9.8 million in 2004. These totals include the research and development, clinical and regulatory affairs department expenses.
Manufacturing
Our manufacturing facility is located in Rancho Cordova, California, where we produce IVUS consoles, FM consoles, IVUS catheters and FM guide wires. Our manufacturing strategy for our consoles is to use third-party manufacturing partners to produce circuit boards and mechanical sub-assemblies. We perform incoming inspection, final assembly and test of products to assure quality control. Our manufacturing strategy for the single-procedure disposable products is to use third-party manufacturing partners for certain proprietary components. We perform incoming inspection on these components, assemble them into finished devices and test the final product to assure quality control. We presently use equipment, which is no longer produced or supported by a third party, for the manufacture of the scanners located on our phased array catheters. We have engaged a third party to develop an automated system to replace this equipment. While we believe the use of this new system should reduce the risk of supply problems, the third party must develop the automated system to be capable of manufacturing at our anticipated volume. Such development is expected to be completed in the first half of 2007. However, there is no guarantee that it will be completed in a timely manner or, upon completion, the system will be able to function at the capacity we require. Upon completion, the automated system will be located at the third party’s facility, which requires us to be dependent on the third party for its day-to-day control and protection of the system.
We manufacture our products in a controlled environment and have implemented quality control systems as part of our manufacturing processes. The control systems materially comply with the United States FDA Quality System Regulations, or QSR. We believe we are in material compliance with the FDA QSR for medical devices, with ISO 13485 quality standards, and with applicable medical device directives promulgated by the European Union, and policy on the Canadian Medical Devices Conformity Assessment System, which facilitates entry of our products into the European Union and Canada. The FDA and E.U. Notified Body have both inspected our manufacturing facilities in the last 20 months.
Our current facility has been inspected by the FDA, the California Department of Health Services Food and Drug Branch, and the E.U. Notified Body. Observations for improvements were noted as well as findings of deficiencies. We believe we have adequately addressed the inspectional observations and we are in material compliance with applicable regulatory directives. We expect to be inspected by the FDA and state and international authorities again in the future. If the FDA or state or international authorities find significant shortcomings, we could be subject to fines, recalls or requirements to halt manufacturing and shipments of affected products. Any of these enforcement actions could have a material effect on our business, by disrupting our ability to manufacture and sell product, impacting our profitability or harming our reputation or that of our products. See “Risk Factors — Risks Related to Government Regulation.”
Government Regulation
Our products are medical devices subject to extensive and rigorous regulation by the FDA, as well as other Federal and state regulatory bodies in the United States and comparable authorities in other countries. We currently market our products in the United States under pre-market notification, or 510(k), clearance. If we seek to market new products, or to market new indications for our existing products, we will be required to file for and obtain 510(k) clearance or pre-market approval, or PMA.
The FDA regulations govern the following activities that we perform, or that are performed on our behalf, to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses:
•	product design, development and manufacture;

•	product safety, testing, labeling and storage;

•	pre-marketing clearance or approval;

•	record keeping procedures;

•	product marketing, sales and distribution; and

•	post-marketing surveillance, complaint handling, medical device reporting, reporting of deaths or serious injuries and repair or recall of products.
Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:
•	warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, refunds, recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing our requests for 510(k) clearance or PMA approval of new products, new intended uses or modifications to existing products;

•	withdrawing 510(k) clearance or PMA approvals that have already been granted; and

•	criminal prosecution.
Employees
As of December 31, 2006, we had 505 employees. None of our employees is represented by a labor union, and we believe our employee relations are good.
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
Corporate Information
We were incorporated in the state of Delaware in January 2000 and until 2003 were a development stage company substantially devoted to the research and development of tools designed to diagnose vulnerable plaque. In July 2003, we acquired substantially all of the assets related to the IVUS and FM product lines from Jomed, Inc. and commenced the manufacturing, sale and distribution of IVUS and FM products.
Available Information
Our corporate website is www.volcanocorp.com and our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding the company, at www.sec.gov. These reports and other information concerning the company may also be accessed at the SEC’s

Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The contents of these websites are not incorporated into this filing. Further, our reference to the URLs for these websites are intended to be inactive textual references only.
Item 1A. Risk Factors
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
We were formed in January 2000 and until 2003 were a development stage company substantially devoted to the research and development of tools designed to diagnose vulnerable plaque. In July 2003, we acquired substantially all of the assets related to the IVUS and functional measurement, or FM, product lines from Jomed, Inc., or the Jomed Acquisition, and commenced the manufacturing, sale and distribution of IVUS and FM products. We have yet to demonstrate that we have sufficient revenues to become a sustainable, profitable business. Even if we do achieve significant revenues, we expect our operating expenses will increase as we expand our business to meet anticipated growing demand for our products and as we devote resources to our sales, marketing and research and development activities. If we are unable to reduce our cost of revenues and our operating expenses, we may not achieve profitability. We incurred net losses of $8.6 million in 2006, $15.3 million in 2005, $16.2 million in 2004 and $15.1 million in 2003. As of December 31, 2006, we had an accumulated deficit of $64.0 million. Although we have reported net income after taxes in the three month periods ended September 30, 2006 and December 31, 2006, we expect to experience quarterly fluctuations in our revenues due to the timing of capital purchases by our customers and to a lesser degree the seasonality of disposable consumption by our customers and our expenses as we make future investments in research and development, selling and marketing and general and administrative activities that will cause us to experience variability in our reported earnings and losses in future periods. Failure to achieve and sustain profitability would negatively impact the market price of our common stock.
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
We sponsor or co-sponsor several clinical studies to demonstrate the benefits of our products in current markets where we are trying to increase use of our products and in new markets. Implementing a study is time consuming and expensive, and the outcome is uncertain. The completion of any of these studies may be delayed or halted for numerous reasons, including, but not limited to, the following:
•	the U.S. Food and Drug Administration, or the FDA, institutional review boards or other regulatory authorities do not approve a clinical study protocol or place a clinical study on hold;

•	patients do not enroll in a clinical study or are not followed-up at the expected rate;

•	patients experience adverse side effects, including adverse side effects to our or a co-sponsor’s drug candidate or device;

•	patients die during a clinical study for a variety of reasons that may or may not be related to our products, including the advanced stage of their disease and medical problems;

•	third-party clinical investigators do not perform the clinical studies on the anticipated schedule or consistent with the clinical study protocol and good clinical practices, or other third-party organizations do not perform data collection and analysis in a timely or accurate manner;

•	our co-sponsors do not perform their obligations in relation to the clinical study or terminate the study;

•	regulatory inspections of manufacturing facilities, which may, among other things, require us or a co-sponsor to undertake corrective action or suspend the clinical studies;

•	changes in governmental regulations or administrative actions;

•	the interim results of the clinical study are inconclusive or negative; and the study design, although approved and completed, is inadequate to demonstrate safety and efficacy.

Some of the studies that we co-sponsor are designed to study the efficacy of a third-party’s drug candidate or device. Such studies are designed and controlled by the third-party and the results of such studies will largely depend upon the success of the third-party’s drug candidate or device. These studies may be terminated before completion for reasons beyond our control such as adverse events associated with a third-party drug candidate or device. A failure in such a study may have an adverse impact on our business by either the attribution of the study’s failure to our technology or our inability to leverage publicity for proper functionality of our products as part of a failed study.
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
We sponsor PROSPECT, a natural history study of plaque, with Abbott Vascular, a division of Abbott Laboratories. Pursuant to the terms of our collaboration agreement with Abbott Vascular, either party may terminate the agreement without cause upon 60 days notice. Abbott Vascular, or if sponsorship of the study is transferred by Abbott Vascular, a new collaborator may elect to delay or stop the PROSPECT study prematurely, causing a disruption in gathering clinical data related to vulnerable plaque or limiting the number of patients enrolled. If we chose to continue the study without a collaborator, we would also have additional financial burdens. If we are unable to access the clinical data generated prior to termination, we may have to restart the study which would increase our financial burden and delay the timing of obtaining useful clinical data from the study. In the event that PROSPECT does not result in usable data and we are unable to prove a causal connection between vulnerable plaque and coronary events, the market for our vulnerable plaque products may not materialize. If we have to assume more of the financial burden of this clinical study, we would divert valuable financial and clinical resources from other areas of our business.
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
We have engaged a third party to develop an automated system to replace this equipment. While we believe the use of this new system should reduce our risk of supply problems, the third party must develop the automated system to be capable of manufacturing at our anticipated volume. Such development is expected to be completed in the first half of 2007. However, there is no guarantee that it will be completed in a timely manner or, upon completion, the system will be able to function at the capacity we require. Upon completion, the automated system will be located at the third party’s facility which requires us to be dependent on the third party for its day-to-day control and protection of the system.
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
If we experience difficulties with our IVUS and three-dimensional image development efforts with MediGuide, the commercialization of this product enhancement would be adversely affected.
We are working with MediGuide to develop functionality that synchronizes IVUS and three-dimensional images to be included as part of our IVUS consoles. We presently do not have a definitive agreement with MediGuide regarding the on-going development efforts to expand our three-dimensional image capabilities of our IVUS system. Even if the development of expanded three-dimensional image capabilities is completed, we may not be able to reach a definitive agreement with MediGuide, which may hinder or prevent us from commercializing this expanded capability and functionality on our IVUS IVG consoles or on our s5 family of consoles, as presently anticipated. Additionally, we may disagree with MediGuide over production and development schedules, payment obligations and requirements to provide other deliverables. In the event we cannot reach a definitive agreement, certain rights to these developments, including intellectual property rights, may be unclear, and we may have future conflicts with MediGuide over the rights of each company. Such conflicts may result in the loss of certain intellectual property rights or the failure to gain necessary intellectual property rights to the expanded three-dimensional imaging technology and would negatively affect our business if we have to divert valuable resources to reach a resolution. In addition, if we are unable to complete development, full functionality is not achieved or the product does not provide the anticipated benefit, the sale of our IVUS consoles may be adversely impacted.
If we experience difficulties with our IVUS and angiographic image co-registration development efforts, the commercialization of this IVUS product enhancement would be adversely affected.
We have entered into a software development and license agreement with Paieon to develop functionality that synchronizes IVUS and angiographic images to be included as part of our IVUS consoles. Although the initial development of IVUS and angiographic image co-registration functionality on our IVUS IVG consoles was completed in the second half of 2006, we have delayed further development of this functionality relative to our S5 consoles and to solicit feedback from physicians regarding the use of the IVUS IVG consoles into which the co-registration functionality has been integrated. As such, Paieon and we may not complete, or we may experience delays in the development of the IVUS and angiographic image co-registration functionality to allow commercialization of our s5 consoles with this feature. If Paieon and we experience delays, are unable to complete development, full functionality is not achieved or the product does not provide the anticipated benefit, we may not recoup the investment, and the sale of our IVUS consoles may be adversely impacted.
Although initial development of the co-registration functionality on our IVUS IVG consoles has been completed with Paieon, our customers will not be able to use Paieon’s CardiOp-B product until they receive a software key from Paieon. Our relationships with customers could be adversely impacted if Paieon fails to timely deliver this software key. The software development and license agreement with Paieon has a six-year term. At the end of such term, we will no longer be able to license the CardiOp-B product to our customers unless we can extend the existing agreement or enter into a new agreement with Paieon.
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
We launched the rotational catheter product for our IVUS IVG in the United States and Europe in the third quarter of 2006. We are developing a rotational catheter product for each of our s5 consoles. We expect to launch the rotational catheter product for our s5 consoles in the United States and Europe in the first half of 2007 and for our IVUS IVG and s5 consoles in Japan in the second half of 2007. To reach this goal, we must complete various stages of development, and it may be necessary to delay expected product launches to allow us to finalize product development. We have also been working to improve the design and functionality of our FM ComboMap product. Additional development steps, including manufacturing and product testing, will be necessary before these products can be launched. Any development delays resulting in a delayed launch may have a negative effect on our business, including lost or delayed revenue and decreased market acceptance.
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
To market and sell our products, we depend on third-party distributors, and they may not be successful.
We currently depend on third-party distributors to sell our products. If these distributors are not successful in selling our products, we may be unable to increase or maintain our level of revenue. Over the long term, we intend to grow our business internationally, and to do so we will need to attract additional distributors to expand the territories in which we do not directly sell our products. Our distributors may not commit the necessary resources to market and sell our products. If current or future distributors do not perform adequately or if we are unable to locate distributors in particular geographic areas, we may not realize revenue growth internationally.
A significant portion of our annual revenue is derived from sales to our Japanese distributors, Fukuda Denshi and Goodman. In 2006, we generated revenues of $14.6 million from sales to Fukuda Denshi and revenues of $15.5 million from sales to Goodman. Additionally, Fukuda Denshi has sub-distribution agreements with other parties who act as sub-distributors of our products. While these multi-level agreements allow us to access specific customers and markets, they create complex distribution arrangements and increase our reliance on our Japanese distributors. We entered into an agreement with Fukuda Denshi in March 2006 that extended our commercial relationship though June 2012. This agreement became effective upon the transfer of the related regulatory approvals held by Fukuda Denshi, which took place on June 1, 2006. A significant change in our relationship with our distributors or in the relationships between our distributors may have a negative impact on our ability to sustain and grow our business in Japan.
In certain other international markets, we also use distributors. Other than Japan, no one market in which we use distributors represents a significant portion of our revenues but, in the aggregate, problems with these distribution arrangements could negatively affect our international sales strategy, negatively impact our revenues and the market price of our stock. In addition, in the event that we experience any difficulties under our March 2006 agreement with GE for our s5i and s5i GE Innova IVUS, or in coordinating our efforts with GE, our full commercial launch and revenue from the sale of our s5i and s5i GE Innova IVUS products will be adversely affected.

The risks inherent in our international operations may adversely impact our revenues, results of operations and financial condition.
We derive, and anticipate we will continue to derive, a significant portion of our revenues from operations in Japan and Europe. Revenues in 2006 to customers located in Japan and Europe were $30.1 million and $17.8 million, representing 29.2% and 17.2%, respectively, of our total revenue. As we expand internationally, we will need to hire, train and retain qualified personnel for our direct sales efforts and retain distributors and train their personnel in countries where language, cultural or regulatory impediments may exist. We cannot ensure that distributors, physicians, regulators or other government agencies will accept our products, services and business practices. In addition, we purchase some components on the international market. The sale and shipment of our products and services across international borders, as well as the purchase of components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions, including:
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
Our ability to use our net operating losses may be limited or reduced. Generally, a change of more than 50 percentage points in the ownership of our shares, by value, over the three-year period ending on the date the shares were acquired constitutes an ownership change and may limit our ability to use net operating loss carryforwards. Furthermore, the number of shares of our common stock issued in our initial public offering and our follow-on offering may be sufficient, taking into account prior or future changes in our ownership over a three-year period, to cause us to undergo an ownership change. As a result, our ability to use our existing net operating losses to offset U.S. taxable income may also become subject to substantial limitations. Further, the amount of our net operating losses could be reduced if any tax deductions taken by us are limited or disallowed by the Internal Revenue Service. All of these limitations could potentially result in increased future tax liability for us.
We may require significant additional capital to pursue our growth strategy, and our failure to raise capital when needed could prevent us from executing our growth strategy.
We believe that our existing cash and cash equivalents and short-term available-for-sale investments, and, if required, the availability of borrowings under our revolving credit facility, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, we may need to obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to act on opportunities to acquire or invest in complementary businesses, products or technologies. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:
•	market acceptance of our products;

•	the revenues generated by our products

•	the need to adapt to changing technologies and technical requirements, and the costs related thereto;

•	the costs associated with expanding our manufacturing, marketing, sales and distribution efforts; and

•	the existence and timing of opportunities for expansion, including acquisitions and strategic transactions.
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
In the 27 member states of the European Union, or E.U., there is a consolidated system for the authorization of medical devices. The system of regulating medical devices operates by way of a certification for each medical device. Each certificated device is marked with a CE mark which shows that the device has a Certificat de Conformité . There are national bodies, known as Competent Authorities, in each member state that oversee the implementation of the E.U. Medical Device Directive within their jurisdiction.
The means for achieving the requirements for a CE mark vary according to the nature of the device. Under the requirements of E.U. member states, our products are required to be assessed by a Notified Body. If a Notified Body of one member state has issued a Certificat de Conformité , the device can be sold throughout the European Union without further conformance tests being required in other member states. Our products, including their design and manufacture, have been certified by the British Standards Institute, or BSI, in the United Kingdom as being compliant with the requirements of E.U. law. Consequently, we are entitled to affix a CE mark to our products and their packaging and this gives us the right to sell them in Europe.
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
We have, but are not currently conducting clinical studies with some of our products under an investigational device exemption. Clinical studies must be conducted in compliance with regulations of the FDA and those of regulatory agencies in other countries in which we conduct clinical studies. The data collected from these clinical studies will ultimately be used to support market clearance for these products. There is no assurance that U.S. or foreign regulatory bodies will accept the data from these clinical studies or that they will ultimately allow market clearance or approval for these products. Regulatory delays or failures to obtain clearances and approvals could disrupt our business, harm our reputation and adversely affect our sales.
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
If we fail to adequately manage our regulatory responsibilities following the Japanese regulatory approvals, our ability to sell our IVUS products in Japan would be impaired.
We currently market our IVUS products in Japan under a regulatory approval known as a shonin. Shonins for medical devices are issued by Japan’s Ministry of Health, Labour and Welfare to a Marketing Authorization Holder, or MAH, who thereafter holds the shonins for, or possesses regulatory approval permitting the import of such devices into Japan. The shonins for our IVUS products were previously held by Fukuda Denshi, the MAH for our IVUS products, who acted as our importer and one of our Japanese distributors and has been responsible for our regulatory compliance in Japan. Until June 1, 2006, we did not have the authority to import or sell our IVUS products directly in Japan, and we were dependent on Fukuda Denshi to do so.
Fukuda Denshi transferred the shonins for our IVUS products to us on June 1, 2006. Due to the transfer of the shonins, responsibility for Japanese regulatory filings and future compliance resides with us. There is a risk that the transfer of the shonins and regulatory responsibility will lead to disruption or lack of coordination in our ongoing compliance activities in Japan. As the holder of the shonins, we have the authority to import and sell our IVUS products but are subject to greater scrutiny. As such, we have to dedicate greater internal resources to direct regulatory compliance in Japan. We cannot guarantee that we will be able to adequately meet the increased regulatory responsibilities. Non-compliance with Japanese regulations may result in action to prohibit further importation and sale of our products in Japan, a significant market for our products. As holder of the shonins, we are required to import our products directly through our Japanese subsidiary and sell to our distributors from our subsidiary. At present, we do not have the capabilities to support direct importation and sales of products to our distributors. As a result, we have retained a third party to provide this support. We have limited operating history with this third party and cannot guarantee that it or any other party will adequately support importation and sales of products to our distributors. If we cannot establish the infrastructure to import our products or if support is not adequately provided by a third party, our ability to import and sell our products in Japan would be impaired. If we are unable to sell our IVUS products in Japan, we will lose a significant part of our annual revenues, and our business will be substantially impacted.
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
We expect to file new shonin applications for our IVUS catheters and our IVUS IVG consoles in 2007, although we are not required under the Japanese regulatory laws to do so until 2010 and we may decide to file such new shonin applications at a time later than 2007, if that is deemed advantageous. This new filing will comply with the new law which encompasses design, manufacturing, shipping and quality processes. In connection with the new law, the Japanese government has prepared new guidance documents, including one document that addresses raw materials, that, along with the new law, greatly expand the required content of the product approval application from the prior law. With the existing shonins, we relied on Fukuda Denshi’s regulatory expertise that the product approval applications appropriately reflected our devices and therefore were in compliance with the law at the time as well as its assessment regarding continuing compliance with the law over the years. We are now the MAH for our IVUS products and have full responsibility for their continued legal compliance in Japan.
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
We were inspected by the FDA in April 2006, and three observations were noted. These included incomplete documentation of the justification for segregating two lots of nonconforming product in 2004, incomplete procedures and records for equipment cleaning and maintenance, and incomplete verification of corrective and preventive actions taken in certain instances. We have responded to these observations, and believe that we have adequately completed all necessary evaluation of, and implementation of adjustments to, the affected processes. The FDA has acknowledged our response to the audit and has indicated that the corrective actions should adequately address the inspectional observations.
Inspections by the E.U. Notified Body are conducted annually or biannually and the E.U. Notified Body also has the right to make unannounced visits to our manufacturing facility. We were inspected by the E.U. Notified Body in December 2005, which resulted in no major non-conformities and eight minor non-conformities in the areas of servicing, corrective action, contract review, internal audits, record retention and design input. Since there were no major non-conformities, the E.U. Notified Body granted us ISO 13485:2003 certification. More recently, we were inspected by the E.U. Notified Body in February 2007. The inspection resulted in no major nonconformities and six minor nonconformities in the areas of documentation, corrective action and servicing. In March 2007, we were inspected by the E.U. Notified Body’s Microbiologist and no nonconformities were found. As there were no major nonconformities, the E.U. Notified Body granted us continued ISO 13485:2003 certification, which enables us to design, develop, manufacture and distribute ultrasonic imaging catheters, intravascular pressure and flow measuring guide wires and electronic systems, guide wires and patient cables.
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
Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has or may have a malfunction that would likely cause or contribute to death or serious injury if the malfunction were to recur. All manufacturers placing medical devices on the market in the European Union are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the Competent Authority in whose jurisdiction the incident occurred. Were this to happen to us, the relevant Competent Authority would file an initial report, and there would then be a further inspection or assessment if there are particular issues. This would be carried out either by the Competent Authority or it could require that the BSI, as the Notified Body, carry out the inspection or assessment.
Malfunction of our products, such as the separation of catheter tips during procedures, could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Such malfunctions have been reported to us on 22 occasions since July 2003. No injury to patients resulted from any of these incidents, but we can make no assurance that any future incident would not result in harm to patients. Upon learning of the malfunctions, we have taken all actions required by law and notified the appropriate regulatory authorities, including the FDA. We investigated each of the incidents, and found no evidence that the catheters were manufactured incorrectly. Product mishandling may contribute to or cause a separation or other product malfunction. Our product labeling includes a warning statement to avoid pulling the catheter if resistance is felt, but we can make no assurance that our products will be handled properly. While we do not believe there was any deficiency in any product, we cannot guarantee that malfunctions will not occur in the future. If they do occur, we may elect to take voluntary corrective action, and we may be subject to involuntary corrective action such as notification, fines, seizures or recalls. If someone is harmed by a malfunction or by product mishandling, we may be subject to product liability claims. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

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
Goodman currently distributes our FM products in Japan and is responsible for Japanese regulatory compliance in relation to these products, including obtaining and maintaining the applicable shonins and ensuring ongoing compliance with Japanese laws and regulations relating to importation and sale. We have neither the capability nor the authority to import or sell our FM products in Japan and are dependent on Goodman to do so. Sales of our FM products in Japan accounted for 15.6% of our FM product revenues and 1.8% of our total revenues in 2006, 11.9% of our FM product revenues and 1.6% of our total revenues in fiscal 2005, and 15.6% of our FM product revenues and 3.0% of our total revenues in fiscal 2004. Our distribution relationship with Goodman is based on an agreement executed in 1994. By its terms, this agreement expired in 1999 unless extended by mutual written agreement. No formal amendment to the agreement has extended its terms. However, Goodman and we have continued to operate in accordance with its terms, including the adoption of new pricing exhibits, placement and fulfillment of orders, and payment of invoices, since we acquired certain FM assets in 2003. If Goodman fails to maintain regulatory compliance related to our FM products, we will be unable to sell our FM products in Japan. Furthermore, if Goodman successfully argues that it is under no obligation to distribute our FM products and ceases to distribute our FM products, we will no longer be able to sell our FM products in Japan.
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
Our financial relationships with healthcare providers and others who provide products or services to Federal healthcare program beneficiaries or are in a position directly or indirectly to recommend or arrange for use of our products are potentially governed by the Federal anti-kickback statute and similar state laws. If our past or present operations, including our consulting arrangements with physicians who use our products, are found to be in violation of these laws, we or our officers may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from Medicare and Medicaid program participation. In connection with their services, some physicians serve as consultants and have in the past been awarded options to purchase our common stock. In the aggregate, these securities represent options to purchase 118,179 shares of our common stock as of December 31, 2006. Additionally, some are paid consulting fees or reimbursed for expenses. If enforcement action were to occur, our business and financial condition would be harmed.
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
The marketing and sale of our VH IVUS functionality for IVUS depends on an exclusive license to patents owned by The Cleveland Clinic Foundation, the license to which we obtained in April 2002. We are aware that maintenance of the license depends upon certain provisions being met by us including payment of royalties, commercialization of the licensed technology and obtaining regulatory clearances or approvals. If The Cleveland Clinic Foundation were to claim that we committed material breach or default of these provisions and we were not able to cure such breach or default, The Cleveland Clinic Foundation would have a right to terminate the agreement. The loss of the rights granted under the agreement could require us to redesign our VH IVUS functionality or prevent us from manufacturing or selling our IVUS products containing VH IVUS in countries covered by these patents. In addition, our exclusive license shall become non-exclusive if we fail to obtain regulatory clearances or approvals to commercialize the licensed technology within a proscribed time period. The cost of redesigning or inability to sell our VH IVUS products will have a negative impact on our ability to grow our business and may cause a drop in our stock price.
Risks Related to Our Common Stock
We expect that the price of our common stock will fluctuate substantially.
The market price of our common stock could be subject to significant fluctuation. Factors that could cause volatility in the market price of our common stock include the following:
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
On December 31, 2006, the holders of up to 17,776,680 shares of our common stock may require us, subject to certain conditions, to file a registration statement covering those shares. If any of these stockholders cause a large number of securities to be sold in the public market, the sales could reduce our stock price. In addition, sales of these shares could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Because we may need to raise additional capital in the future to continue to expand our business and develop new products, among other things, we may conduct additional equity offerings. These future equity issuances, together with any additional shares issued in connection with acquisitions, will result in further dilution to investors. As of December 31, 2006, options to purchase 4,672,408 shares of our common stock were outstanding under our equity compensation plans. No prediction can be made regarding the effect that future sales of shares of our common stock will have on the market price of shares.
Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.
On December 31, 2006, our directors, officers and principal stockholders each holding more than 5% of our common stock collectively control 56.1% of our outstanding common stock, assuming the exercise of all options held by such persons. As a result, these stockholders, if they act together, would be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.
Anti-takeover provisions in our amended and restated certificate of incorporation and bylaws and Delaware law could discourage a takeover.
Our amended and restated certificate of incorporation and bylaws and Delaware law contain provisions that might enable our management to resist a takeover. These provisions include:
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
We have adopted a stockholder rights plan that may discourage, delay or prevent a change of control and make any future unsolicited acquisition attempt more difficult. Under the rights plan:
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
Our costs have increased significantly as a result of operating as a public company, and our management is required to devote substantial time to comply with public company regulations.
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as new rules subsequently implemented by the SEC and The NASDAQ Global Market, have imposed various new requirements on public companies, including changes in corporate governance practices. The Sarbanes-Oxley Act requires us to maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight are required. Our management and other personnel now need to devote a substantial amount of time to these new requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.
In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in fiscal 2007, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 will require that we incur substantial expense and expend significant management efforts. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by The NASDAQ Global Market, SEC or other regulatory authorities.
We have not paid dividends in the past and do not expect to pay dividends in the future.
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all future earnings for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends in the foreseeable future. The payment of dividends will be at the discretion of our board of directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payments of dividends present in our current and future debt agreements, and other factors our board of directors may deem relevant. We are subject to covenants under our debt arrangements that place restrictions on our ability to pay dividends. If we do not pay dividends, a return on your investment will only occur if our stock price appreciates.

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our corporate headquarters are located in a 75,626 square foot facility in Rancho Cordova, California. We have leased this facility through August 31, 2009 with an option to renew through August 31, 2024. We conduct our principal executive and administrative functions and manufacturing operations at this facility. In early 2006, we moved our research and development, marketing and regulatory operations to a 34,657 square foot facility located on Trade Center Drive in Rancho Cordova, California. We have leased the Trade Center Drive facility through October 22, 2009. Our product distribution operations are located on Mercantile Drive in Rancho Cordova, California. We have leased this 12,960 square foot facility through October 22, 2009. We also lease 4,565 square feet of general office space in Alpharetta, Georgia, from which we conduct U.S. sales administration operations. This lease expires on December 31, 2008. In addition, we lease 3,465 square feet of administrative office space in San Diego, California. This lease expires in February 2011. Lastly, we currently lease 700 square feet of general office space in Cleveland, Ohio on a month to month basis. This space is occupied by research and development personnel.
In April of 2004 we opened our Japanese sales office concurrently with the creation of our subsidiary, Volcano Japan. We lease 1,299 square feet of office space located in Ebisu Shibuya-ku, Tokyo, Japan. This lease expires on April 14, 2008, however, the lease can be canceled at any time by either the landlord or us, by providing six months prior notice. We conduct our European administrative, sales and product distribution operations through our European subsidiary. Volcano Europe, from 10,894 square feet of leased offices located in Zaventem, Belgium. This lease is non-cancelable through 2007 and expires in 2013. We believe that our current and planned facilities are adequate to meet our needs for the foreseeable future.
Item 3. Legal Proceedings
We are not party to any material pending or threatened litigation. We may be subject to various other claims and legal actions arising in the ordinary course of business from time to time.
Item 4. Submission of Matters to a Vote of Security Holders
None

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
We completed our initial public offering on June 15, 2006. Our Common Stock is traded on the NASDAQ Global Market under the symbol “VOLC”. The following table sets forth the high and low sales price of our common stock for the periods indicated.

	Price Range
	Low	High
Fiscal 2006:
Third Quarter	7.95	14.75
Fourth Quarter	10.52	19.90
Fiscal Year (publicly traded June 15, 2006 through December 31, 2006)	7.90	19.90
As of March 16, 2007, the closing price of our Common Stock on the NASDAQ Global Market was $18.85 per share, and we had 94 stockholders of record.
Since our incorporation, we have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings. If any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
On June 15, 2006, we completed an initial public offering of 7,820,000 shares of our common stock, which included 1,020,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option. Proceeds from our initial public offering, after deducting offering expenses and underwriting discounts and commissions, were $54.5 million. Pursuant to a subordinated debt agreement entered into in December 2003, we repaid the outstanding balance of $29.2 million on our senior subordinated notes, as required, with a portion of the proceeds from our initial public offering. In addition, through December 31, 2006, $2.8 million was used for other debt repayment, $2.6 million was used for capital expenditures and $284,000 was used for the acquisition of intangibles. The remaining net proceeds have been invested in short-term investments in accordance with our investment policy.
On December 12, 2006, we completed a follow-on offering of 7,500,000 shares consisting of 3,500,000 shares offered by the Company and 4,000,000 shares offered by certain selling stockholders, including officers of the company. In addition, we sold 795,000 shares under an over-allotment option exercised by the underwriters. The follow-on offering, including the exercise of the over-allotment option, resulted in net proceeds to the Company of $66.8 million, after deducting offering expenses and underwriting discounts and commissions.

Performance Graph
The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
The graph below compares total Stockholder return on our common stock from June 15, 2006 (the first day our stock was traded on the NASDAQ Global Market) through December 31, 2006 with the cumulative total return of (a) the NASDAQ Stock Market Index and (b) the NASDAQ Medical Devices Index assuming a $100 investment made in each on June 15, 2006. Each of the three measures of cumulative total return assumes reinvestment of dividends, if any. The stock performance shown on the graph below is based on historical data and is not indicative of, or intended to forecast, possible future performance of our common stock.
Comparison of Cumulative Total Return Among
Volcano Corporation, NASDAQ Stock Market Index and NASDAQ Medical Devices Index

Volcano Indexed Stock Performance
Equity Compensation Plan Information
Information regarding our equity compensation plans is incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities
From January 1, 2006 to June 15, 2006, the date of our initial public offering, we sold and issued the following unregistered securities:
•	We sold an aggregate of 83,817 shares of our common stock to employees, directors and consultants for cash consideration in the aggregate amount of $26,000 upon the exercise of stock options granted under our 2000 Long Term Incentive Plan; and

•	We granted stock options to employees, directors and consultants under our 2005 Equity Compensation Plan covering an aggregate of 236,745 shares of our common stock, at a weighted average exercise price of $10.56 per share. Of these, options covering an aggregate of 11,487 were canceled without being exercised.
In addition, in June and December 2006, warrants to purchase 3,103,943 shares and 42,466 shares, respectively, of our common stock were exercised on a cash-less basis at a fair market value of $8.00 and $19.05, respectively, resulting in a net issuance of 3,097,943 shares and 35,109 shares, respectively, of our common stock.
The sales and issuances of common stock and grants of stock options described above were made in reliance on the exemption from registration under the Securities Act under Section 4(2) under the Securities Act in that such sales and issuances did not involve a public offering, or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.
Recent Purchase of our Registered Equity Securities
We did not purchase any shares of our common stock during the fourth quarter of 2006.
Dividends
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to fund the development and expansion of our business, and therefore we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors. None of our outstanding capital stock is entitled to any dividends.

Item 6. Selected Financial Data
The selected financial data set forth below are derived from our consolidated financial statements. The consolidated statement of operations data for the years ended December 31, 2006, 2005 and 2004, and the consolidated balance sheet data as of December 31, 2006 and 2005 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2003 and 2002 and the consolidated balance sheet data at December 31, 2004, 2003 and 2002 are derived from our audited consolidated financial statements which are not included herein.
We were in the developmental stage from our inception in January 2000 until July 2003 when we completed the Jomed Acquisition. We have included the operating results associated with such acquisition in our consolidated financial statements only for the periods since the date of the acquisition in July 2003, which has significantly affected our revenues, results of operations and financial position. Accordingly, our balance sheet and results of operations data presented below for periods prior to the Jomed Acquisition are not comparable to periods subsequent to this acquisition.
The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report (in thousands, except per share data):

	Years Ended December 31
	2006	2005	2004	2003	2002

Consolidated Statement of Operations Data:
Revenues	$103,048	$91,900	$61,098	$23,463	$—
Cost of revenues	41,715	47,843	29,860	14,524	—

Gross profit	61,333	44,057	31,238	8,939	—
Operating expenses:
Selling, general and administrative	47,614	35,365	30,374	13,880	2,341
Research and development	16,923	15,119	9,800	8,064	4,112
Amortization of intangibles	3,117	3,052	2,929	1,571	64

Total operating expenses	67,654	53,536	43,103	23,515	6,517

Operating loss	(6,321)	(9,479)	(11,865)	(14,576)	(6,517)
Interest expense	(4,013)	(5,311)	(4,784)	(565)	(46)
Interest and other income (expense), net	2,029	(401)	495	50	227

Loss before provision for income taxes	(8,305)	(15,191)	(16,154)	(15,091)	(6,336)
Provision for income taxes	298	70	37	10	1

Net loss	$(8,603)	$(15,261)	$(16,191)	$(15,101)	$(6,337)

Net loss per share—basic and diluted	$(0.41)	$(2.28)	$(2.57)	$(4.56)	$(2.05)

Weighted-average shares outstanding—basic and diluted	21,113	6,693	6,291	3,312	3,087

	As of December 31,
	2006	2005	2004	2003	2002

Balance Sheet Data:
Cash and cash equivalents	$77,738	$15,219	$11,438	$20,398	$2,366
Short-term available-for-sale investments	17,787	—	—	—	14,733
Working capital	108,908	16,993	12,042	21,883	16,688
Intangible assets, net(1)	11,946	14,645	17,279	19,739	374
Total assets	154,725	68,468	59,141	69,185	18,279
Short and long-term debt, including current maturities(2)	1,720	30,350	34,534	31,286	194
Convertible preferred stock(3)	—	63,060	47,696	47,222	26,304
Total stockholders’ equity (deficit)	129,182	(49,468)	(36,976)	(21,526)	(8,853)

These historical results are not necessarily indicative of results expected for any future period.

(1)	Includes the effects of the Jomed Acquisition and the acquisition of other IVUS patents and technology in July 2003 for $20.7 million.

(2)	Includes the effects of borrowings under a revolving credit facility commencing in July 2003, the issuance of a note payable in July 2003 of $3.0 million related to the purchase of certain IVUS patents and technology, the issuance of a $5.0 million term loan in September 2003 for working capital and general corporate purposes, the issuance of $20.0 million of senior subordinated notes in December 2003 for working capital and general corporate purposes, the issuance of a $1.5 million term loan in September 2004 for working capital and general corporate purposes and the issuance of a $500,000 term loan in March 2005 for working capital and general corporate purposes.

(3)	Includes the issuance of Series A preferred stock in 2001 in the amount of $2.3 million, the issuance of Series B preferred stock in 2002 in the amount of $24.0 million, the issuance of Series B preferred stock and preferred stock warrants in July 2003 in the amount of $20.1 million and $321,000, respectively (primarily to finance the Jomed Acquisition), the issuance of Series B preferred stock in November 2003 in the amount of $500,000, the issuance of Series B preferred stock in March 2004 in the amount of $250,000, the issuance of Series B preferred stock warrants in 2004 related to debt agreements in the amount of $224,000, the issuance of Series C preferred stock in February 2005 in the amount of $15.4 million and the conversion of all outstanding shares of preferred stock into 18,123,040 shares of the Company’s common stock in June 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto included elsewhere in this annual report.
Overview
We design, develop, manufacture and commercialize a broad suite of intravascular ultrasound, or IVUS, and functional measurement, or FM, products that we believe enhance the diagnosis and treatment of vascular and structural heart disease. Our products seek to deliver all of the benefits associated with conventional IVUS and FM devices, while providing enhanced functionality and proprietary features that address the limitations associated with conventional forms of these technologies. As a result, we believe that our IVUS and FM products have the potential to become the standard of care to address the needs of patients, hospitals, physicians and third-party payors on a cost-effective basis.
We have focused on building our U.S. and international sales and marketing infrastructure to market our products to physicians and technicians who perform percutaneous interventional procedures in hospitals and to other personnel who make purchasing decisions on behalf of hospitals. We expanded our worldwide sales organization from 60 employees in July 2003 to 99 employees as of December 31, 2006, which included 82 direct sales representatives in the United States, Western Europe, and Asia. In addition, excluding Japan, we have expanded our distribution relationships to include 38 distributors covering 27 countries as of December 31, 2006.
Fukuda Denshi, our exclusive IVUS distributor in Japan, accounted for 14.2% of our revenues in 2006, 34.5% in 2005 and 12.3% in 2004. In the first quarter of 2005, Goodman, formerly Boston Scientific’s distributor of its IVUS products in Japan, began to distribute our IVUS products in Japan through a sub-distribution agreement with Fukuda Denshi. Due to this new distribution relationship, we experienced a significant increase in orders for our IVUS consoles and catheters from Fukuda Denshi during 2005 as Goodman purchased initial inventory of our products to market to its over 1,100 interventional cardiology accounts. As a result of the significant order activity by Goodman, our revenues, including our mix of consoles and single-procedure disposable catheters, and the costs of those revenues in 2005, may not be comparable to other periods. Additionally, Fukuda Denshi transferred the Japanese regulatory approvals, or shonins, for our IVUS products to us on June 1, 2006. Due to the transfer, we are now able to sell directly to distributors in Japan as opposed to being required to sell our IVUS products only to Fukuda Denshi. As a result, for a portion of 2006, we sold directly to Goodman and Fukuda Denshi and the percentage of our revenues attributable to Fukuda Denshi declined.
In 2006, 17.2% of our revenues and 11.5% of our operating expenses were denominated in the Euro and 1.8% of our operating expenses were denominated in the Yen. As a result, we are subject to risks related to fluctuations in foreign currency exchange rates, which could affect our operating results in the future.
Our IVUS products are comprised of consoles, single-procedure disposable catheters and advanced functionality options. Our family of consoles includes the IVUS In-Vision Gold, or IVG, and the new PC-based s5. The s5 family of products was launched on a limited basis early in 2006 and will be our primary console offering following its full commercial launch in mid-2006. We are developing advanced functionality options including real-time VH IVUS, IVUS and angiographic image co-registration, and phased array and rotational catheter compatibility. Our single-procedure disposable IVUS catheters only operate and interface with our family of IVUS consoles. We believe we are the only company worldwide that offers phased array catheters and, following our commercial launch in mid-2006 of our Revolution rotational IVUS catheter, we believe we will be the only company worldwide that offers both phased array and rotational catheters.
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
As of December 31, 2006, we had a worldwide installed base of over 1,800 IVUS consoles and over 700 FM consoles. We intend to grow and leverage this installed base to drive recurring sales of our single-procedure disposable catheters and guide wires. In 2006, the sale of our single-procedure disposable catheters and guide wires accounted for $76.3 million, or 74.1% of our revenues, an $11.6 million, or 18.0%, increase from 2005, in which the sale of our single-procedure disposable catheters and guide wires accounted for $64.7 million, or 70.4% of our revenues.
We manufacture our IVUS and FM consoles, IVUS catheters and FM guide wires at our facility in Rancho Cordova, California. We use third-party manufacturing partners to produce circuit boards and mechanical sub-assemblies used in the manufacture of our consoles. We also use third-party manufacturing partners for certain proprietary components used in the manufacture of our single-procedure disposable products. We perform incoming inspection on these circuit boards, mechanical sub-assemblies and components, assemble them into finished products, and test the final product to assure quality control.
As a development stage company from our inception in January 2000 until July 2003, we were engaged principally in the research and development of tools designed to diagnose vulnerable plaque. In July 2003, we purchased substantially all of the assets and assumed certain liabilities associated with the IVUS and FM product lines of Jomed, Inc., or the Jomed Acquisition. We also acquired certain IVUS patents and technology from Philips in July 2003. These purchases were significant in executing our strategy to leverage our IVUS technology and build our business. Our revenues have increased from $61.1 million in 2004 to $91.9 million in 2005 to $103.0 million in 2006. Our operating loss has decreased from $11.9 million in 2004 to $9.5 million in 2005 to $6.3 million in 2006. At December 31, 2006, our accumulated deficit was $64.0 million. Since our inception, we have not been profitable for a full fiscal year, and we expect to continue to incur net losses for the foreseeable future.
In March 2006, we entered into a supply and distribution agreement with GE, pursuant to which we are collaborating on the development and distribution of our s5i GE Innova product, which is our IVUS imaging system console that is installed directly into a cath lab on a permanent basis and is able to be integrated with GE’s Innova system. Under the terms of the agreement, GE has been granted exclusive distribution rights worldwide, excluding Japan, for the s5i GE Innova product for a period of 12 months, subject to minimum purchase forecasts, and non-exclusive distribution rights thereafter. The 12-month exclusivity period commenced on August 15, 2006. GE has also been granted non-exclusive distribution rights worldwide, excluding Japan, for our s5i product. Unless extended, or terminated earlier in accordance with its terms, the agreement will expire on December 31, 2009. GE’s obligation to purchase products from us under the agreement is limited to firm purchase orders made by GE and accepted by us. No minimum purchase requirements are required and the forecasts to be provided under the agreement will not be binding. While we have not previously entered into a distribution arrangement that is similar to our agreement with GE, we believe our relationship with GE will enable us to increase sales of our consoles worldwide, excluding Japan.
We completed our initial public offering on June 15, 2006 in which we sold 7,820,000 shares of our common stock to the public at an offering price of $8.00 per share. The initial public offering resulted in net proceeds of $54.5 million, after deducting offering expenses and underwriting discounts and commissions. Of the net proceeds, $29.2 million was used to repay our senior subordinated debt, as required by its terms. In addition, through December 31, 2006, $2.8 million was used for other debt repayment, $2.6 million was used for capital expenditures and $284,000 was used for the acquisition of intangibles. The remaining net proceeds have been invested in short-term investments in accordance with our investment policy. In conjunction with our initial public offering, all our outstanding shares of preferred stock were converted into 18,123,040 shares of our common stock immediately prior to the closing of the offering and certain warrants to purchase 3,103,943 shares of our common stock were, by their terms, automatically exercised on a cash-less basis upon the closing of the offering, resulting in the net issuance of 3,097,943 shares of our common stock.
On December 12, 2006, we completed a follow-on offering in which 3,500,000 shares of our common stock were sold by the company and 4,000,000 shares were sold by certain selling stockholders, including officers of the company. In addition, we sold 795,000 shares under an over-allotment option exercised by the underwriters. The follow-on offering, including the exercise of the over-allotment option, resulted in net proceeds to the Company of $66.8 million, after deducting offering expenses and underwriting discounts and commissions.
Financial Operations Overview
The following is a description of the primary components of our revenue and expenses.
Revenues. We derive our revenues primarily from the sale of our IVUS and FM consoles and single-procedure disposables. In 2006, 85.8% of our revenues were derived from the sale of our IVUS consoles and IVUS single-procedure disposables, as compared with 84.5% in 2005 and 77.7% in 2004. In 2006, 74.1% of our revenues were derived from the sale of our IVUS and FM single-procedure disposables, as compared with 70.4% in 2005 and 80.0% in 2004. Other revenues consist primarily of spare parts sales, service and maintenance revenues, shipping and handling revenues and license fees from Medtronic, Inc. and certain of its affiliates, or Medtronic, a related party.
Our sales in the United States are generated by our direct sales representatives and our products are shipped and billed to hospitals throughout the United States from our facility in Rancho Cordova, California. Our international sales are generated by our direct sales representatives or through independent distributors and are shipped and billed throughout the world from our facilities in Rancho Cordova, California, Zaventem, Belgium and Chiba, Japan.
We experienced a significant increase in our revenues from 2004 to 2005. The increase was due primarily to the growth of our distribution network in Japan. In early 2005, Goodman began to distribute our IVUS products in Japan through a sub-distribution agreement with Fukuda Denshi. Due to this new distribution relationship, we experienced a significant increase in orders for our IVUS consoles and catheters from Fukuda Denshi during 2005. As a result of the significant initial order activity by Goodman, our revenues, including our mix of consoles and single-procedure disposable catheters, and the costs of those revenues in 2005, may not be comparable to other periods.
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
Cost of Revenues. Cost of revenues consists primarily of material costs for the products that we sell and other costs associated with our manufacturing process such as personnel costs, rent and depreciation. In addition, cost of revenues includes royalty expenses for licensed technologies included in our products, service costs, provisions for warranty, distribution, freight and packaging costs and stock compensation expense. We expect our gross margin to improve if we are able to complete our ongoing efforts to streamline and improve our manufacturing processes and increase production volumes.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and other related costs for personnel serving the sales, marketing, executive, finance, information technology and human resource functions. Other costs include travel and entertainment expenses, facility costs, trade show, training and other promotional expenses, professional fees for legal and accounting services and stock compensation expense. We expect that our selling, general and administrative expenses will increase as we add personnel and incur additional costs to comply with the reporting obligations applicable to public companies.
Research and Development. Research and development expenses consist primarily of salaries and related expenses for personnel, consultants, prototype materials, clinical studies, depreciation, regulatory filing fees, certain legal costs related to our intellectual property and stock compensation expense. We expense research and development costs as incurred. We expect our research and development expenses to increase as we continue to develop our products and technologies.

Amortization of Intangibles. Intangible assets, which consist of our developed technology, licenses, customer relationships, patents and trademarks, are amortized using the straight-line method over their estimated useful lives ranging from three to ten years.
Interest Expense. Interest expense is comprised primarily of interest expense on our senior subordinated notes, notes payable, short-term debt and term loans. We expect interest expense in 2007 to decrease as a portion of the net proceeds from our initial public offering were used to repay a substantial portion of our debt.
Interest and Other Income (Expense), Net. Interest and other income (expense), net is comprised of interest income earned from our cash and cash equivalents, short-term available-for-sale investments and foreign currency transaction gains and losses.
Provision for Income Taxes. Provision for income taxes is comprised of state, local and foreign income taxes.
Due to uncertainty surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance and no current benefit has been recognized for the net operating loss and other deferred tax assets. Accordingly, deferred tax asset valuation allowances have been established as of December 31, 2006 and 2005 to reflect these uncertainties. The federal net operating loss carryforwards begin to expire in 2020, the state net operating loss carryforwards begin to expire in 2012 and the foreign net operating loss carryforwards begin to expire in 2009, unless these net operating losses are previously utilized. We also have federal research and experimentation tax credits, which begin to expire in 2022, and state research and experimentation tax credits, which carry forward indefinitely. Use of our net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% has occurred within a rolling three-year period.
Results of Operations
The following table sets forth items derived from our consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004 presented in both absolute dollars (in thousands) and as a percentage of revenues:

	Years Ended December 31,
	2006		2005		2004

Revenues	$103,048	100.0%	$91,900	100.0%	$61,098	100.0%
Cost of revenues	41,715	40.5	47,843	52.1	29,860	48.9

Gross profit	61,333	59.5	44,057	47.9	31,238	51.1
Operating expenses:
Selling, general and administrative	47,614	46.2	35,365	38.5	30,374	49.7
Research and development	16,923	16.4	15,119	16.4	9,800	16.0
Amortization of intangibles	3,117	3.0	3,052	3.3	2,929	4.8

Total operating expenses	67,654	65.6	53,536	58.2	43,103	70.5

Operating loss	(6,321)	(6.1)	(9,479)	(10.3)	(11,865)	(19.4)
Interest expense	(4,013)	(3.9)	(5,311)	(5.8)	(4,784)	(7.8)
Interest and other income (expense), net	2,029	2.0	(401)	(0.4)	495	0.8

Loss before provision for income taxes	(8,305)	(8.0)	(15,191)	(16.5)	(16,154)	(26.4)
Provision for income taxes	298	0.3	70	0.1	37	0.1

Net loss	$(8,603)	(8.3)%	$(15,261)	(16.6)%	$(16,191)	(26.5)%

The following table sets forth our revenues by geography expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Years Ended December 31,
			Percentage		Percentage
			Change		Change
	2006	2005	2006 to 2005	2004	2005 to 2004

Revenues(1):
United States	$51,013	$40,933	24.6%	$38,020	7.7%
Japan	30,082	33,207	(9.4)	9,353	255.0
Europe, the Middle East and Africa	17,765	15,294	16.2	11,426	33.9
Rest of world	4,188	2,466	69.8	2,299	7.3

	$103,048	$91,900	12.1	$61,098	50.4

(1) Revenues are attributed to geographies based on location of the customer, except for original equipment manufacturer revenues which are attributed to the geography of the legal entity invoicing.
The following table sets forth our revenues by product expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Years Ended December 31,
			Percentage		Percentage
			Change		Change
	2006	2005	2006 to 2005	2004	2005 to 2004

IVUS:
Consoles	$22,128	$23,617	(6.3)%	$9,438	150.2%
Single-procedure disposables	66,268	54,069	22.6	38,031	42.2
FM:
Consoles	1,954	1,394	40.1	994	40.2
Single-procedure disposables	10,072	10,635	(5.3)	10,828	(1.8)
Other	2,626	2,185	20.2	1,807	20.9

	$103,048	$91,900	12.1	$61,098	50.4

Comparison of Years Ended December 31, 2006 and 2005
Revenues. Revenues increased $11.1 million, or 12.1%, to $103.0 million in 2006, as compared to revenues of $91.9 million in 2005. In 2006, substantially all of our growth in revenues was derived from our IVUS disposable products with a $12.2 million increase in revenues attributable to higher sales volume of our single-procedure disposable IVUS products, partially offset by a $1.5 million decrease in IVUS console sales. Increases in revenues were realized across all geographies. We attribute the increase in IVUS disposable revenue to increased market penetration of IVUS in interventional procedures and gains in our market share world-wide. The decrease in IVUS consoles in 2006 was due to a higher volume of console sales to Goodman in 2005, following the initiation of the sub-distribution agreement by and among Fukuda Denshi, Goodman and us in the first quarter of 2005.
Cost of Revenues. Cost of revenues decreased $6.1 million, or 12.8%, to $41.7 million, or 40.5% of revenues in 2006, from $47.8 million, or 52.1% of revenues in 2005. The decrease in cost of revenues in 2006 was partially due to the absence of a $3.4 million charge in the fourth quarter of 2005 related to the write-down of IVUS IVG console inventory and related assets. During the fourth quarter of 2005, we announced the upcoming release of our new s5 family of IVUS consoles to occur in 2006. In conjunction with the proposed new product introduction, we performed an assessment of the valuation of the inventory and other assets, including long-lived assets, associated with the IVUS IVG console. As a result, during the fourth quarter of 2005, we recorded write-downs for the excess and obsolete IVUS IVG inventory of $963,000, impairment of IVUS IVG diagnostic equipment in the amount of $360,000 and accruals related to future non-cancelable IVUS IVG inventory purchase commitments of $2.0 million. The decrease in the cost of revenues was also due to a shift away from the lower margin IVG IVUS consoles to the higher margin s5 IVUS consoles.

Gross margin was 59.5% of revenues in 2006 as compared to 47.9% of revenues in 2005. The increase in gross margin is due to the $3.4 million charge in the fourth quarter of 2005 relating to the IVUS IVG product line and increased sales of higher margin s5 consoles in 2006.
Selling, General and Administrative. Selling, general and administrative expenses increased $12.2 million, or 34.6%, to $47.6 million, or 46.2% of revenues in 2006, as compared to $35.4 million, or 38.5% of revenues in 2005. The increase in 2006 as compared with 2005 is a result of higher payroll related costs due to increased headcount, an increase in corporate expenditures, including costs associated with our reporting obligations as a public company, increased facility and information technology expense, marketing expenses, primarily related to attendance at trade shows, and new product launches and higher stock compensation expense, as a result of adopting SFAS No. 123(R) on January 1, 2006.
Research and Development. Research and development expenses increased $1.8 million, or 11.9%, to $16.9 million, or 16.4% of revenues in 2006, as compared to $15.1 million, or 16.4% of revenues in 2005. The increase in research and development expenses in 2006 was due to higher payroll related costs associated with increased headcount, higher material costs related to increased consumption and higher regulatory expenses primarily related to product introductions in Japan.
Amortization of Intangibles. Amortization expense was relatively unchanged at $3.1 million, or 3.0% of revenues in 2006, as compared to $3.1 million, or 3.3% of revenues in 2005.
Interest Expense. Interest expense decreased $1.3 million, or 24.4%, to $4.0 million, or 3.9% of revenues in 2006, as compared to $5.3 million, or 5.8% of revenues in 2005. The decrease in interest expense in 2006 as compared to 2005 was attributable to lower average debt balances. Our average debt balances decreased primarily due to the repayment of $29.2 million of our senior subordinated debt and the repayment of $750,000 of our short-term debt in 2006. Partially offsetting the lower interest expense was a $1.2 million charge in 2006 related to the expensing of unamortized debt discount and deferred financing fees, which resulted from the repayment of our senior subordinated notes in connection with our initial public offering.
Interest and Other Income (Expense), Net. Interest and other income (expense), net was income of $2.0 million in 2006, as compared to an expense of $401,000 in 2005. The change in 2006 as compared to 2005 was primarily attributable to a gain of $1.1 million on foreign exchange transactions in 2006 as compared to a loss of $859,000 in 2005, and by higher interest income, earned on our cash and cash equivalents and short-term available-for-sale investments, of $958,000 in 2006 as compared to $458,000 in 2005.
Comparison of Years Ended December 31, 2005 and 2004
Revenues. Revenues increased $30.8 million, or 50.4%, to $91.9 million in 2005, as compared to revenues of $61.1 million in 2004. In 2005, substantially all of our growth in revenues was derived from our IVUS products. Of this increase in revenues, $23.9 million was attributable to increased sales associated with the expansion of our Japanese distribution channel. We attribute the remaining increase to increased market penetration of IVUS in interventional procedures and gains in our market share world-wide.
Cost of Revenues. Cost of revenues increased $18.0 million, or 60.2%, to $47.8 million, or 52.1% of revenues in 2005, from $29.9 million, or 48.9% of revenues in 2004. The increase in cost of revenues in 2005 is primarily due to a higher number of IVUS consoles and catheters sold in 2005 as a result of the expansion of our Japanese distribution channel, higher freight and distribution costs in 2005 and a $3.4 million charge in the fourth quarter of 2005 related to the write-down of IVUS IVG console inventory and related assets. Partially offsetting these increases in cost of revenues were improved manufacturing efficiencies associated with increased production volumes and purchasing efficiencies for supplies and materials.
Gross margin was 47.9% of revenues in 2005 as compared to 51.1% of revenues in 2004. The decline in gross margin in 2005 as compared with 2004 resulted primarily from the increased sale of consoles due to our new Japanese distribution arrangements which had lower margins and the $3.4 million charge in the fourth quarter of 2005 relating to the IVUS IVG product line.

Selling, General and Administrative. Selling, general and administrative expenses increased $5.0 million, or 16.4%, to $35.4 million, or 38.5% of revenues in 2005, as compared to $30.4 million, or 49.7% of revenues in 2004. The increase in 2005 as compared with 2004 is a result of higher payroll related costs due to increased headcount, an increase in marketing expense, primarily related to attendance at trade shows and new product launches, higher stock compensation expense and higher professional fees. In addition, we incurred higher costs in 2005 associated with our preparation for future reporting obligations as a public company.
Research and Development. Research and development expenses increased $5.3 million, or 54.3%, to $15.1 million, or 16.4% of revenues in 2005, as compared to $9.8 million, or 16.0% of revenues in 2004. The increase in research and development expenses in 2005 was due to higher payroll related costs associated with increased headcount, higher material costs related to increased consumption and higher expenses related to additional clinical studies.
Amortization of Intangibles. Amortization expense increased $123,000, or 4.2%, to $3.1 million, or 3.3% of revenues in 2005, as compared to $2.9 million, or 4.8% of revenues in 2004. The increase in amortization expense was primarily related to the amortization of external costs capitalized in 2004 and 2005 to develop our patents and trademarks.
Interest Expense. Interest expense increased $527,000, or 11.0%, to $5.3 million, or 5.8% of revenues in 2005, as compared to $4.8 million, or 7.8% of revenues in 2004. The increase in interest expense in 2005 as compared to 2004 was attributable to higher average debt balances and interest rates in 2005.
Interest and Other Income (Expense), Net. Interest and other income (expense), net was an expense of $401,000 in 2005, as compared to income of $495,000 in 2004. The change in 2005 as compared to 2004 was primarily attributable to a loss of $859,000 on foreign exchange transactions in 2005 as compared to a gain of $342,000 in 2004, partially offset by higher interest income of $458,000 in 2005 as compared to interest income of $153,000 in 2004.
Liquidity and Capital Resources
Sources of Liquidity
At December 31, 2006, our cash and cash equivalents and short-term available-for-sale investments totaled $95.5 million. We invest our excess funds in short-term securities issued by corporations, banks, municipalities and financial holding companies and in money market funds comprised of these same types of securities.
On June 15, 2006, we completed an initial public offering of 7,820,000 shares of our common stock, which included 1,020,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option. Proceeds of the offering, after deducting offering expenses and underwriting discounts and commissions were $54.5 million. Pursuant to a subordinated debt agreement entered into in December 2003, we repaid the outstanding balance of $29.2 million on our senior subordinated notes, as required, with a portion of the proceeds from our initial public offering. In addition, through December 31, 2006, $2.8 million was used for other debt repayment, $2.6 million was used for capital expenditures and $284,000 was used for the acquisition of intangibles. The remaining net proceeds have been invested in short-term investments in accordance with our investment policy.
On December 12, 2006, we completed a follow-on offering in which 3,500,000 shares of our common stock were sold by the company and 4,000,000 shares were sold by certain selling stockholders, including officers of the company. In addition, we sold 795,000 shares under an over-allotment option exercised by the underwriters. The follow-on offering, including the exercise of the over-allotment option, resulted in net proceeds to the Company of $66.8 million, after deducting offering expenses and underwriting discounts and commissions.
At December 31, 2006, our accumulated deficit was $64.0 million. Since inception, we have generated significant operating losses and as a result we did not generate sufficient cash flow to fund our operations and the growth in our business. Accordingly, we financed our operations and acquisitions primarily through the issuances of $62.5 million of preferred stock, $20.0 million of senior subordinated notes and $7.0 million of term loans. These issuances of equity and debt were supplemented with borrowings from our revolving credit facility and equipment financing arrangements. In addition, in July 2003, we financed a portion of our acquisition of certain IVUS patents and technology by entering into a non-interest bearing note with Philips in the amount of $3.3 million. The issuances of our senior subordinated notes, term loans and our revolving credit facility included warrants to purchase our Series B preferred stock, which automatically converted into warrants to purchase common stock upon the completion of our initial public offering, or our common stock.
In July 2006, our revolving credit facility was amended and certain terms were modified, including the borrowing base and interest rate calculations and the covenant requirements, and the term was extended to May 31, 2007. At December 31, 2006, borrowings under our revolving credit facility were limited to $10.0 million, less amounts outstanding under letters of credit, a foreign exchange reserve and the aggregate amount of cash utilization services, which are subject to sub-limits of $1.0 million, $1.0 million and $500,000, respectively. Our revolving credit facility bears interest at the bank’s rate. The revolving credit facility is secured by substantially all of our tangible assets and certain of our intangible assets. At December 31, 2006, we had no borrowings and $10.0 million was available under our revolving credit facility.
We are subject to financial covenants requiring us to meet certain defined profitability goals and to maintain a certain minimum quick ratio. In addition, we are subject to several covenants that place restrictions on our ability to incur additional debt and liens, pay dividends and sell or dispose of any of our assets outside the normal course of business. Under our revolving credit facility, the minimum quick ratio requirement is 1.50 to 1 and the maximum net loss amount is $1,500,000 for the quarter ended December 31, 2006 and for the quarter ending March 31, 2007. The Company was in compliance with all covenants and limitations included in the provisions of its loan agreements and credit facilities as of December 31, 2006.
Cash Flows
Cash Flows from Operating Activities. Cash used in operating activities of $3.4 million for 2006 reflected our net loss of $8.6 million and a non-cash gain on foreign exchange of $1.1 million, offset by adjustments for non-cash expenses consisting primarily of depreciation and amortization of $8.5 million, interest capitalized as debt principal of $2.0 million, stock compensation expense of $3.2 million and the amortization and write-off of debt discount and deferred financing fees of $1.8 million. In addition, accounts receivable increased $5.1 million, inventory increased $3.0 million, and accounts payable decreased $2.7 million. These uses of cash are due to the timing of cash receipts and payments, as well as the increase in sales and manufacturing activity. These uses of cash were partially offset by a $1.5 million increase in accrued compensation expense resulting from increased accrued commissions, due to an increase in sales, and increased relocation costs.
Cash provided by operating activities of $2.6 million for 2005 reflected our net loss of $15.3 million, offset by adjustments for non-cash expenses consisting primarily of depreciation and amortization of $7.1 million, interest capitalized as debt principal of $3.8 million and stock compensation expense of $1.9 million. In addition, accounts receivable increased $4.1 million and inventories increased $2.7 million reflecting higher sales and manufacturing activity in 2005, as well as purchases of components for new product introductions. These uses of cash were offset by an increase in accounts payable and accrued liabilities of $9.9 million, resulting from the higher sales and manufacturing activity in 2005 as well as purchases of components for new product introductions, higher accrued compensation costs reflecting continued growth in our employee headcount, and a $2.0 million accrual for losses on non-cancelable IVUS IVG inventory purchase commitments.
Cash used in operating activities of $5.7 million for 2004 reflected our net loss of $16.2 million, offset by adjustments for non-cash expenses consisting primarily of depreciation and amortization of $6.0 million, interest capitalized as debt principal of $3.3 million and an increase in accounts receivable of $2.8 million. The increase in accounts receivable resulted from higher revenues in 2004. These uses of cash were partially offset by a decrease in inventories of $1.2 million, an increase in accounts payable and accrued liabilities of $895,000, and an increase of $912,000 in deferred revenue. Inventory decreased due to the timing of material purchases and product shipments to our customers, while accounts payable and accrued liabilities increased primarily due to higher accrued compensation costs reflecting growth in our employee headcount in 2004.
Cash Flows from Investing Activities. Cash used in investing activities was $23.2 million in 2006, $6.0 million in 2005 and $3.0 million in 2004. In 2006, $17.9 million was used to purchase short-term available-for-sale securities and $5.3 million was primarily related to purchases of long term assets including capital expenditures for medical diagnostic equipment and manufacturing equipment. Cash used in investing activities during 2005 and 2004 was primarily related to capital expenditures for medical diagnostic equipment, manufacturing equipment, the upgrade of our computer system and the expansion of our manufacturing and research and development facilities.
Cash Flows from Financing Activities. Cash provided by financing activities was $89.1 million in 2006 and $7.3 million in 2005. Cash used in financing activities was $313,000 in 2004. Cash provided by financing activities in 2006 consisted primarily of the $121.3 million in net proceeds from our initial public offering and follow-on offering, partially offset by repayment of debt of $32.4 million. Net cash provided by financing activities in 2005 consisted primarily of proceeds from the sale of preferred stock, the issuance of debt and the sale of common stock, partially offset by the repayment of debt. Net cash used in financing activities in 2004 consisted primarily of the repayment of debt, partially offset by the issuance of debt.
Future Liquidity Needs
Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our sales growth, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies and market and regulatory developments. As of December 31, 2006, we believe our current cash and cash equivalents, our short-term available-for-sale investments and, if required, borrowings under our revolving credit facility, will be sufficient to fund working capital requirements, capital expenditures, debt service and operations for at least the next 12 months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.
Our ability to fund our longer-term cash needs is subject to various risks, many of which are beyond our control — See “Risk Factors.” Should we require additional funding, such as to satisfy our short-term and long-term debt obligations when due, or to make additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities. We cannot assure that such funding will be available in needed quantities or on terms favorable to us.
As of December 31, 2006, we have federal and state net operating loss carryforwards of $40.5 million and $20.9, respectively, available to reduce future taxable income if we become profitable. We expect to utilize our available net operating loss carryforwards to reduce future tax obligations in the event we are successful in achieving profitability. However, limitations on our ability to use net operating loss carryforwards, such as if a change of our ownership occurs, and other minimum state taxes may increase our overall tax obligations.
Off-Balance Sheet Arrangements and Other Contractual Obligations
We do not have off-balance sheet financing arrangements. In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification to business partners and customers for losses suffered or incurred for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The term of these indemnification arrangements is generally perpetual. The maximum potential amount of future payments we could be required to make under these agreements is unlimited. As of December 31, 2006, we have not incurred any costs to defend lawsuits or settle claims related to these indemnification arrangements.

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2006 for each of the periods indicated (in thousands):

	Payment Due By Period
		Less			More
		Than	1-3	3-5	than
Contractual Obligations and Commercial Commitments	Total	1 Year	Years	Years	5 Years

Debt	$1,662	$1,598	$64	$—	$—
Interest on debt(1)	13	7	5	1	—
Capital lease obligations (including interest)	121	63	40	18	—
Operating lease obligations(2)	4,933	1,731	3,197	5	—
Minimum payments under license agreements(3)	1,595	25	1,370	50	150
Non-cancelable purchase commitments(4)	5,672	5,672	—	—	—

Total	$13,996	$9,096	$4,676	$74	$150

(1)	Future interest payments on our debt are based on the assumption that the debt is outstanding until maturity and all interest expense has been calculated for all future periods using the rate implicit in the respective debt agreements.

(2)	We lease office space and have entered into other lease commitments in the United States as well as locations in Europe and Asia. Operating lease obligations include future minimum lease payments under all our non-cancelable operating leases as of December 31, 2006.

(3)	Our license agreements include provisions that require us to make milestone or royalty payments to the licensor based on the amount of future sales of covered products. Certain of these agreements require that the royalties we pay in a given year total at least a minimum amount as set forth in the agreements. The royalty obligations we may incur in excess of these minimum amounts are not included in the table above because we cannot, at this time, determine the timing or amount of these obligations.

(4)	Consists of non-cancelable commitments primarily for the purchase of production materials.
Critical Accounting Policies
Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.
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
Inventory Valuation. We state our inventories at the lower of cost or market value, determined on a first-in, first-out basis. We provide inventory allowances when conditions indicate that the selling price could be less than cost due to obsolescence and reductions in estimated future demand. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact our gross margins. Conversely, favorable changes in demand could result in higher gross margins when we sell products.
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
We adopted SFAS No. 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).
Previously, we used the intrinsic method of accounting for employee stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and presented disclosure of pro forma information required under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by

SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, or SFAS No. 148. For stock options granted to employees under APB No. 25, no compensation expense was recognized unless the exercise price was less than the estimated fair market value at the date of grant. We apply the provisions of EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and use the Black-Scholes option pricing model to determine the fair value of each option grant to non-employees. See “Stockholders’ Equity (Deficit)” note to our consolidated financial statements.
The fair value of the common stock for options granted through March 31, 2005 was originally determined by our board of directors, with input from management. We did not obtain contemporaneous valuations by an unrelated valuation specialist in connection with these grants. Instead, we relied on our board of directors, the members of which we believe have extensive experience in the medical device market and are accredited venture capital investors, to determine a reasonable estimate of the then-current fair value of our common stock. Since there was no public market for our shares, our board of directors exercised judgment in determining the estimated fair value of our common stock on the date of grant based on several factors, including transactions in our preferred and common stock, the rights and benefits that preferred stock holders are entitled to that holders of our common stock are not, key milestones achieved in our business including forecasted revenues and cash flows, product development and market acceptance, our financial condition, equity market conditions, and the likelihood of continuing as a going concern. Based on these factors, we granted options for the period from January 1, 2004 through March 31, 2005 at exercise prices ranging from $0.33 to $1.65.
Subsequently, we reassessed the valuations of our common stock relating to options granted beginning with the 2004 fiscal year. As part of this reassessment, our board of directors obtained retrospective valuations prepared by management, which management believes follows substantially the same methodology used by valuation specialists as outlined in the AICPA’s Practice Aid Valuation of Privately-Held-Company Equity Securities Issues as Compensation . Based on these retrospective valuations, the fair value of the common stock underlying options granted in the period from January 1, 2004 through March 31, 2005 was determined to be from $0.83 to $5.06. In addition to the factors discussed above which our board of directors considered in determining the estimated fair value of our common stock, they also considered the market release of a new IVUS catheter in early 2004, the sale of our Series C preferred stock to accredited investors in early 2005, the expansion of our Japanese distribution channel in early 2005 and the potential impact that liquidity events would have on us such as an initial public offering, a merger or sale with another company, or the forced liquidation of our company.
The procedures performed as part of the retrospective valuations for determining the fair value of our common stock were based on a probability-weighted combination of the market multiple approach and income approach to estimate the aggregate equity value of us at specific stock option grant dates.
The market multiple approach was based on revenues, earnings before interest, taxes, depreciation and amortization, or EBITDA, and net income considered to be representative of our future performance, and multiplying these figures by a range of appropriate risk-adjusted multiples. The market multiples were obtained through the market comparison method, where companies having their stock traded in the public market were used as a basis for choosing reasonable market multiples.
The income approach involves applying appropriate discount rates to estimated debt-free cash flows that are based on forecasts of our revenue and costs. The projections used for each valuation date were based on the expected outlook on our operating performance through the forecast periods. The assumptions underlying the estimates were consistent with our board of directors’ approved business plan. The future debt-free cash flows were determined by subtracting from EBITDA taxes and future capital spending and adjusting for future changes in net working capital. The interim debt-free cash flows and resulting terminal value were then discounted at a rate based on the weighted-average cost of capital of comparable companies, as adjusted for our specific risk profile. There is inherent uncertainty in these estimates. If different discount rates had been used, the valuations would have been different.
After estimating our average value based on the market multiple and income approaches, we then utilized a probability-weighted expected return method. Under the probability-weighted expected return method, the value of our common stock was estimated based upon an analysis of values assuming various outcomes, such as an initial public offering, merger or sale, forced liquidation, and remaining private, and the estimated probability of each outcome assuming that all preferred stock is converted into common stock.
From April 2005 and until our initial public offering, our board of directors obtained contemporaneous valuations prepared by management which follow the same procedures as those used in the retrospective valuations described above. In addition to the factors discussed above, our board of directors considered specific business milestones including the introduction of VH IVUS functionality for our IVUS IVG consoles in May 2005, the sale of common stock to two new independent members of the board of directors in the fourth quarter of 2005 and the initial release of our new s5 console in late 2005. In addition, we considered the events occurring late in 2005 concerning our potential initial public offering, including our meetings with potential investment bankers.
For financial reporting purposes for the period from January 1, 2004 through December 31, 2005, for options granted to employees we recorded deferred stock-based compensation under APB No. 25 representing the difference between the estimated fair value of common stock and the option exercise price. Beginning January 1, 2006, with the adoption of SFAS No. 123(R), we recorded stock-based compensation based upon estimated fair values. The following table shows information concerning all options granted during the period January 1, 2004 through December 31, 2006:

			Fair Value of
	Number of Options	Option Exercise	Common Stock on	Intrinsic Value Per
	Granted	Price	Grant Date(1)	Share

Grant Date
2004 Grants
January 2004	127,273	$0.33	$0.83	$0.50
March 2004	113,636	0.33	0.83	0.50
June 2004	56,818	0.33	1.49	1.16
July 2004	478,314	0.33	2.75	2.42
October 2004	72,727	0.33	4.02	3.69
November 2004	40,909	0.33	4.02	3.69
December 2004	227,273	0.33	4.02	3.69
December 2004	101,818	0.83	4.02	3.19
Total	1,218,768

2005 Grants
January 2005	153,456	$0.83	$5.06	$4.23
January 2005	117,568	1.65	5.06	3.41
April 2005	195,455	5.78	5.78	—
June 2005	90,455	5.78	5.78	—
July 2005	908,636	6.49	6.49	—
October 2005	270,273	8.36	8.36	—
Total	1,735,843

2006 Grants
February 2006	145,406	$10.56	$10.56	$—
May 2006	91,339	10.56	10.56	—
July 2006	66,500	8.50	8.50	—
November 2006	61,000	18.10	18.10	—
Total	364,245

(1)	The estimated fair values for the period January 1, 2004 through March 31, 2005 have been determined based upon retrospective valuations prepared by management and the estimated fair values shown for the period April 1, 2005 through the date of our initial public offering are based upon contemporaneous valuations prepared by management.
In connection with the grant of stock options to employees and directors under APB No. 25, we recorded an aggregate of $4.3 million in deferred stock-based compensation, net of forfeitures, with respect to stock options granted through December 31, 2005. In total, we amortized $1.5 million of deferred stock compensation into expense through December 31, 2005. As of December 31, 2005, our deferred stock compensation under APB No. 25 was $2.9 million. As required under SFAS 123(R), the $2.9 million in deferred stock compensation was reversed in January 2006. At December 31, 2006, we therefore had no remaining deferred stock compensation.
Prior to our initial public offering in June 2006, the determination of the fair value of our common stock involved significant judgments, assumptions, estimates and complexities that impacted the amount of deferred stock-based compensation recorded under APB No. 25 and the resulting amortization in future periods. Under SFAS No. 123(R), we have used the Black-Scholes valuation model to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility, expected life and forfeiture rates. If we had made different assumptions, the amount of our deferred stock-based compensation, stock-based compensation expense, gross margin, net loss and net loss per share amounts could have been significantly different. We believe that we have used reasonable methodologies, approaches and assumptions consistent with the practice aid to determine the fair value of our common stock and that deferred stock-based compensation and related amortization were recorded properly for accounting purposes. If any of the assumptions used change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.
The fair value of each option award under SFAS No. 123 and SFAS No. 123(R) is estimated on the date of grant using the Black-Scholes option-pricing model using the weighted average assumptions noted in the table below:

	Year Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.6% - 5.0%	3.9%	3.5%
Expected life (years)	4.75	5	5
Estimated volatility	55% - 61%	75%	75%
Expected dividends	None	None	None
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
For options granted after January 1, 2006, and valued in accordance with SFAS No. 123(R), we adopted a temporary “shortcut approach” as permitted by SAB No. 107 to develop an expected life of an employee stock option. Under this approach, the expected life is presumed to be the mid-point between the vesting date and the contractual end of the option term. We estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rate in the year ended December 31, 2006 is based on our historical forfeiture experience. Estimated volatility under SFAS No. 123(R) is calculated using the trading history of the common stock of comparable medical device companies.
In the year ended December 31, 2005, the compensation committee of our Board of Directors approved the acceleration of vesting of certain non-employee stock options representing options to purchase 84,545 shares of our common stock. In connection with the acceleration of the vesting of these options, we recorded charges totaling $412,000 in the year ended December 31, 2005.
As of December 31, 2006, we had $5.6 million of unrecognized compensation cost remaining to be amortized over a weighted-average term of 2.6 years.
Income Taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Our deferred tax assets are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are expected to be recovered or settled.

The realization of our deferred tax assets, which had a gross carrying value of $26.8 million at December 31, 2006, is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given our historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.
Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standard (SFAS) No. 109. This pronouncement recommends a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for our first fiscal quarter of fiscal 2007. We are currently assessing the impact the adoption of FIN 48 will have on our financial position and results of operations.
In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 allows registrants to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings. We plan to adopt SAB 108 as of the beginning of fiscal year 2007 and do not expect that the adoption of SAB 108 will have a material impact on our financial condition or results of operations.
In September 2006, the FASB issued Statement of Financial Accounting Standards No.157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 and we will adopt SFAS 157 for our fiscal year beginning January 1, 2008. We are currently assessing the potential impact the adoption of SFAS 157 will have on our consolidated results of operations and financial position.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and we will adopt SFAS 157 for our fiscal year beginning January 1, 2008. We are currently determining whether fair value accounting is appropriate for any of the eligible items and we cannot estimate the impact, if any, the adoption of SFAS 159 will have on our consolidated results of operations and financial position.
Inflation
We believe that inflation has not had a material impact on our historical results of operations; however, there can be no assurance that our business will not be affected by inflation in the future.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
Our exposure to interest rate risk at December 31, 2006 is related to the investment of our excess cash into highly liquid financial investments with original maturities of three months or less and variable rate debt. We invest in money market funds in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments. Due to the short-term nature of our investments, we have assessed that there is no material exposure to interest rate risk arising from them.
Our revolving credit facility bears interest at the bank’s prime rate. At December 31, 2006, the interest rate on our revolving credit facility was 8.5% and no borrowings were outstanding. Based on our maximum credit limit of $10.0 million under the revolving credit facility, a one hundred basis point change in the bank’s prime rate would impact net interest expense by $100,000 over a twelve month period.
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

Item 8. Financial Statements and Supplementary Data
VOLCANO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Volcano Corporation
We have audited the accompanying consolidated balance sheets of Volcano Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Volcano Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
/s/ Ernst & Young LLP
Sacramento, California
March 19, 2007

VOLCANO CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$77,738	$15,219
Short-term available-for-sale investments	17,787	—
Accounts receivable, net	21,575	16,001
Inventories	13,423	10,155
Prepaid expenses and other current assets	2,208	1,416

Total current assets	132,731	42,791
Restricted cash	352	309
Property and equipment, net	9,333	9,885
Intangible assets, net	11,946	14,645
Other non-current assets	363	838

	$154,725	$68,468

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$8,209	$11,119
Accrued compensation	5,993	4,437
Accrued expenses and other current liabilities	5,292	4,955
Deferred revenues	2,675	2,173
Current maturities of long-term debt	1,654	3,114

Total current liabilities	23,823	25,798
Long-term debt	66	27,236
Deferred license fee from a related party	1,375	1,625
Other	279	217

Total liabilities	25,543	54,876

Commitments and contingencies (Note 8)

Convertible preferred stock, 19,915 shares issued and outstanding at December 31, 2005	—	63,060

Stockholders’ equity (deficit):
Preferred stock, par value $0.001; 10,000 and 20,109 shares authorized at December 31, 2006 and 2005, respectively, and no shares issued and outstanding
Common stock, par value of $0.001; 250,000 and 34,500 shares authorized at December 31, 2006 and 2005, respectively; 37,720 and 3,883 shares issued and outstanding at December 31, 2006 and 2005, respectively	38	4
Additional paid-in capital	193,468	8,443
Deferred stock compensation	—	(2,888)
Accumulated other comprehensive income (loss)	(302)	392
Accumulated deficit	(64,022)	(55,419)

Total stockholders’ equity (deficit)	129,182	(49,468)

	$154,725	$68,468

See notes to consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Revenues	$103,048	$91,900	$61,098
Cost of revenues	41,715	47,843	29,860

Gross profit	61,333	44,057	31,238
Operating expenses:
Selling, general and administrative	47,614	35,365	30,374
Research and development	16,923	15,119	9,800
Amortization of intangibles	3,117	3,052	2,929

Total operating expenses	67,654	53,536	43,103

Operating loss	(6,321)	(9,479)	(11,865)
Interest expense	(4,013)	(5,311)	(4,784)
Interest and other income (expense), net	2,029	(401)	495

Loss before provision for income taxes	(8,305)	(15,191)	(16,154)
Provision for income taxes	298	70	37

Net loss	$(8,603)	$(15,261)	$(16,191)

Net loss per share—basic and diluted	$(0.41)	$(2.28)	$(2.57)

Weighted-average shares outstanding—basic and diluted	21,113	6,693	6,291

See notes to consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Designated Series A		Designated Series B		Designated Series C							Accumulated	Total
	Convertible		Convertible		Convertible				Additional	Deferred		Other	Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Stock	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Income (loss)	(Deficit)
Balance at December 31, 2003	2,304	$2,304	14,865	$44,918	—	$—	3,184	$3	$2,845	$(530)	$(23,967)	$123	$(21,526)
Issuance of common stock under stock option plans							433	1	62				63
Deferred stock compensation									2,893	(2,893)			—
Reversal of unamortized deferred stock compensation relating to the forfeiture of unvested employee stock options									(114)	114			—
Amortization of deferred stock compensation net of adjustment for forfeitures of unvested options										303			303
Non-employee stock compensation expense									501				501
Issuance of convertible preferred stock, net of offering costs			84	250					(5)				(5)
Issuance of warrants to purchase convertible preferred stock				224
Comprehensive loss
Net loss											(16,191)		(16,191)
Foreign currency translation adjustments												(121)	(121)

Total comprehensive loss													(16,312)

Balance at December 31, 2004	2,304	2,304	14,949	45,392	—	—	3,617	4	6,182	(3,006)	(40,158)	2	(36,976)
Issuance of common stock under stock option plans							181	—	88				88
Deferred stock compensation									1,239	(1,239)			—
Reversal of unamortized deferred stock compensation relating to the forfeiture of unvested employee stock options									(255)	255			—
Amortization of deferred stock compensation net of adjustment for forfeitures of unvested options										1,102			1,102
Non-employee stock compensation expense									736				736
Issuance of convertible preferred stock, net of offering costs					2,662	15,364			(258)				(258)
Sale of common stock							72	—	601				601
Issuance of common stock in exchange for consulting services							13	—	110				110
Comprehensive income (loss)
Net loss											(15,261)		(15,261)
Foreign currency translation adjustments												390	390

Total comprehensive income (loss)													(14,871)

Balance at December 31, 2005	2,304	2,304	14,949	45,392	2,662	15,364	3,883	4	8,443	(2,888)	(55,419)	392	(49,468)
Reversal of deferred stock compensation upon adoption of SFAS No. 123(R)									(2,888)	2,888			—
Issuance of common stock under stock option plans							466	—	194				194
Employee stock-based compensation cost									2,913				2,913
Non-employee stock-based compensation cost									434				434
Common stock issued in connection with public offerings							12,115	12	121,334				121,346
Conversion of convertible preferred stock into common stock upon initial public offering	(2,304)	(2,304)	(14,949)	(45,392)	(2,662)	(15,364)	18,123	19	63,041				63,060
Exercise of warrants							3,133	3	(3)
Comprehensive loss
Net loss											(8,603)		(8,603)
Foreign currency translation adjustments												(693)	(693)
Unrealized loss on investments												(1)	(1)

Total comprehensive loss													(9,297)

Balance at December 31, 2006	—	$—		$—		$—	37,720	$38	$193,468	$—	$(64,022)	$(302)	$129,182

See notes to consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005	2004
Operating activities
Net loss	$(8,603)	$(15,261)	$(16,191)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,480	7,100	5,988
Amortization and write-off of debt discount and deferred financing fees	1,781	808	744
Impairment of long-lived assets	—	360	—
Interest capitalized as debt principal	1,973	3,774	3,259
Non-cash stock compensation expense	3,195	1,948	804
Loss (gain) on foreign exchange	(1,052)	859	(342)
Loss on disposal of long-lived assets	—	34	48
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,078)	(4,110)	(2,830)
Inventories	(2,992)	(2,684)	1,204
Prepaid expenses and other assets	(399)	(697)	22
Accounts payable	(2,682)	6,281	360
Accrued compensation	1,505	1,223	1,006
Accrued expenses and other liabilities	283	2,441	(471)
Deferred revenues	465	804	912
Deferred license fee from a related party	(250)	(250)	(250)

Net cash provided by (used in) operating activities	(3,374)	2,630	(5,737)

Investing activities
Purchase of short-term available-for-sale securities	(17,853)	—	—
Capital expenditures	(4,990)	(5,585)	(2,449)
Cash paid for acquisitions	—	—	(81)
Cash paid for other intangibles	(373)	(434)	(429)
Proceeds from sale of long-lived assets	50	—	—

Net cash used in investing activities	(23,166)	(6,019)	(2,959)

Financing activities
Proceeds from underwritten public stock offerings, net	121,346	—	—
Proceeds from issuance of long-term debt	—	500	1,500
Repayment of long-term debt	(32,384)	(2,963)	(2,467)
Payment of deferred financing costs	—	—	(35)
Proceeds from issuance of short-term debt	750	—	1,000
Repayment of short-term debt	(750)	(5,897)	(674)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	15,106	245
Proceeds from sale of common stock	—	601	—
Proceeds from exercise of common stock options	178	63	118
Increase in restricted cash	(34)	(82)	—

Net cash provided by (used in) financing activities	89,106	7,328	(313)
Effect of exchange rate changes on cash and cash equivalents	(47)	(158)	49

Net increase (decrease) in cash and cash equivalents	62,519	3,781	(8,960)
Cash and cash equivalents, beginning of year	15,219	11,438	20,398

Cash and cash equivalents, end of year	$77,738	$15,219	$11,438

Supplemental disclosures
Cash paid for interest	$259	$827	$891
Cash paid for income taxes	71	39	28
Non-cash investing and financing activities
Preferred stock converted into common stock upon initial public offering	63,060	—	—

See notes to consolidated financial statements.

VOLCANO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation and Nature of Operations
Volcano Corporation (formerly Volcano Therapeutics, Inc.) was incorporated under the laws of the State of Delaware on January 12, 2000. Our consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiaries, Volcano Europe SA/NV, formerly Volcano Therapeutics Europe (Volcano Europe) and Volcano Japan Co. Ltd., formerly Volcano Therapeutics Japan Co. Ltd. (Volcano Japan). Volcano Europe was incorporated in 2003 and Volcano Japan was incorporated in 2004. We engage in the manufacture, sale, discovery, development and commercialization of products for the diagnosis of atherosclerosis in the coronary arteries and peripheral vascular system. All significant intercompany balances and transactions have been eliminated in consolidation.
In July 2003, we purchased substantially all of the assets and assumed certain liabilities associated with the Intravascular Ultrasound (IVUS) and Functional Measurement (FM) product lines of Jomed, Inc. and certain other affiliates and subsidiaries of Jomed, NV (the Jomed Acquisition).
Reverse Stock Split
On May 22, 2006, our Board of Directors and stockholders approved a 1-for-1.1 reverse split of our common stock and, on May 24, 2006, we filed a Certificate of Amendment to our Restated Certificate of Incorporation effecting the reverse split. All common share and per share amounts retroactively reflect the reverse stock split. Except as otherwise noted, references to preferred stock do not reflect the reverse stock split, as the conversion price for each series of preferred stock and the number of shares of common stock into which each share of preferred stock is convertible were adjusted, in accordance with the terms and conditions of such series of preferred stock, upon the filing of the Certificate of Amendment to reflect the reverse stock split.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to, the accounting for doubtful accounts, inventory reserves, depreciation and amortization, sales returns, warranty costs, certain accruals, long-lived asset impairment calculations and contingencies. Actual results could differ materially from the estimates and assumptions we use in the preparation of our consolidated financial statements.
Foreign Currency Translation
The Euro is the functional currency of our subsidiary, Volcano Europe, as it is the primary currency within the economic environment in which it operates. Assets and liabilities of Volcano Europe’s operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation are reported in other comprehensive loss.
Exchange rate fluctuations resulting from the translation of the inter-company balances between Volcano U.S. and Volcano Europe and other non-U.S. dollar denominated liabilities into U.S. dollars are recorded as foreign currency transaction gains or losses and are included in interest and other income (expense), net in the consolidated statement of operations.
The U.S. dollar is the functional currency of our subsidiary, Volcano Japan, as it is the primary currency within the economic environment in which it operates. Yen-based assets and liabilities of our Japanese operations are translated into U.S. dollars at period-end exchange rates, and Yen-based expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation are recorded as foreign currency transaction gains or losses and are included in interest and other income (expense), net in the consolidated statement of operations.
Our financial instruments include cash and cash equivalents, short-term available-for-sale investments, accounts receivable, accounts payable, certain other accrued liabilities and debt. The carrying amounts of cash and cash equivalents, short-term available-for-sale investments, accounts receivable, accounts payable, other accrued liabilities and short-term revolving bank borrowings approximate their fair values due to the short-term nature of those instruments. Active markets for our other debt instruments, which consist of privately-issued notes payable and term loans, do not exist and there are no quoted market prices for these liabilities. Accordingly, it is not practicable for us to estimate the fair values of such financial instruments because of the limited information available.
Cash and Cash Equivalents
All highly liquid investments with a maturity of three months or less on the date of purchase are considered to be cash equivalents.
Short-term Investments
Investments with maturities beyond three months have been classified as short-term investments. All short-term investments are classified as available for sale and are recorded at market value using the specific identification method. Unrealized gains and losses are reflected in Other Comprehensive Income (Loss).
Restricted Cash
At December 31, 2006 and 2005, we had restricted cash totaling $352,000 and $309,000, respectively. Restricted cash of $231,000 at December 31, 2006 and 2005 is in the form of collateral to a letter of credit issued to one of our principal landlords as a security deposit on a lease that expires in 2009. An additional $121,000 and $78,000 at December 31, 2006 and 2005, respectively, is cash in bank, restricted as to withdrawal and serves as a security deposit for another leased facility pursuant to a lease that is non-cancelable through 2007 and expires in 2013. The letter of credit is in effect and the cash in bank will remain restricted as to withdrawal until such time as new lease agreements are executed.
Concentration of Credit Risk
Financial instruments which subject us to potential credit risk consist of our cash and cash equivalents, short-term investments and accounts receivable. We have established guidelines to limit our exposure to credit expense by placing investments with high credit quality financial institutions, diversifying our investment portfolio and placing investments with maturities that maintain safety and liquidity. We place our cash and cash equivalents with high credit quality financial institutions. Deposits with these financial institutions may exceed the amount of insurance provided; however, these deposits typically are redeemable upon demand and, therefore, we believe the financial risks associated with these financial instruments are minimal.
We perform ongoing credit evaluations of our customers, and generally we do not require collateral on our accounts receivable. We estimate the need for allowances for potential credit losses based on historical collection activity and the facts and circumstances relevant to specific customers and we record a provision for uncollectible accounts when collection is uncertain. To date, we have not experienced significant credit related losses.
Fukuda Denshi Co., Ltd, a distributor in Japan, accounted for 14%, 35% and 12% of our revenues for the years ended December 31, 2006, 2005 and 2004, respectively, and 14% and 30% of our trade receivables at December 31, 2006 and 2005, respectively. Goodman Company, Ltd., a distributor in Japan, accounted for 15% of our revenues for the year ended December 31, 2006 and 14% of our trade receivables at December 31, 2006. No other single customer accounted for more than 10% of our revenues for any period presented and at December 31, 2006 and 2005, no other single customer accounted for more than 10% of our trade receivables.
We purchase integrated circuits and other key components for use in our products. For certain components, which are currently single sourced, there are relatively few sources of supply. Although we believe that other suppliers could provide similar components on comparable terms, establishment of additional or replacement suppliers cannot be accomplished quickly. Any significant supply interruption could have a material adverse effect on our business, financial condition and results of operations.
Inventories
Inventories are valued at the lower of cost (first-in, first-out basis) or market value (net realizable value or replacement cost).
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation and amortization. Equipment and capitalized software are depreciated over the estimated useful lives of the assets (generally three to five years). Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements, which is between three and ten years. The straight-line method is used for depreciation and amortization. Significant improvements which substantially extend the useful lives of assets are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.
Property and equipment includes certain medical diagnostic equipment that is located at customer premises. This equipment is placed at our discretion with certain customers, such as key opinion leaders and other strategic customers who agree to use the equipment and purchase specified quantities of our single-procedure disposable products. We retain the ownership of the equipment and have the right to remove the equipment if it is not being utilized according to expectations. Also included in medical diagnostic equipment is property and equipment used for demonstration and evaluation purposes. Medical diagnostic equipment is recorded at our cost to acquire or manufacture the equipment and is depreciated over the estimated useful life (generally three to five years). Depreciation expense for this equipment is recorded in cost of revenues. At December 31, 2006 and 2005, the net book value of medical diagnostic equipment included in property and equipment was $3,139,000 and $3,300,000, respectively.
Assets held under capital leases are recorded at the net present value of the minimum lease payments of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.
Intangible Assets
Intangible assets, consisting of acquired technology, licenses, patents and trademarks, and customer relationships, are amortized using the straight-line method over their estimated useful lives ranging from three to ten years.
Impairment or Disposal of Long-Lived Assets
Impairment of long-lived assets is recognized when events or circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable. Under Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), a long-lived asset is initially measured at the lower of its carrying amount or fair value. An impairment loss is recognized when estimated future cash flows, on an undiscounted basis, expected to result from the use of the asset, including its disposition, are less than the carrying value of the asset. The impairment loss is then calculated by comparing the carrying value of the asset with its fair value, which is usually estimated using discounted cash flows expected to be generated from the use of the assets.
Product Warranty Costs
We offer a one-year warranty for parts and labor on our products commencing upon the transfer of title and risk of loss to the customer. We accrue the estimated cost of product warranties at the time revenue is recognized based on historical results. The warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from these estimates, revisions to the estimated warranty liability would be required. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.
Accrued warranty liability is included in accrued expenses and other current liabilities in the consolidated balance sheets. The change in the accrued warranty liability for the years ended December 31, 2006, 2005 and 2004 is summarized in the following table (in thousands):

	Years Ended December 31,
	2006	2005	2004

Balance at beginning of year	$359	$203	$268
Warranties issued during the year	1,028	611	291
Settlements during the year	(681)	(455)	(356)

Balance at end of year	$706	$359	$203

Derivative Financial Instruments
In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), we performed a review of our contracts for potential derivative financial instruments. Embedded derivative financial instruments are present within our debt agreements (see “Debt and Credit Facilities” note to our consolidated financial statements).
Stock-Based Compensation
On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123(R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB No. 107) relating to SFAS No. 123(R) and we have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R). Prior to January 1, 2006, we accounted for share-based payments using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). In accordance with APB No. 25, stock-based compensation expense had been recognized only when the fair market value of our stock options granted to employees and directors was greater than the exercise price of the underlying stock at the date of grant.
We adopted SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, stock-based compensation cost recognized in the year ended December 31, 2006 includes stock-based compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and stock-based compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred. In accordance with the modified-prospective transition method, prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). See “Stockholders’ Equity (Deficit)” note to our consolidated financial statements.

Prior to January 1, 2006, had compensation expense for our stock option plans been determined based upon the fair value at the grant date for awards under the plans using market-based option valuation models, net loss would have been as follows (in thousands, except per share data):

	Years Ended December 31,
	2005	2004

Net loss as reported	$(15,261)	$(16,191)
Add: Total stock-based employee compensation determined under APB 25 and included in reported net loss	1,102	303
Deduct: Total stock-based employee compensation determined under fair value based method	(1,800)	(402)

Pro forma net loss	$(15,959)	$(16,290)

Basic and diluted net loss per share:
As reported	$(2.28)	$(2.57)

Pro forma	$(2.38)	$(2.59)

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the input assumptions can materially affect their fair value estimate, it is our opinion that the existing models do not necessarily provide a reliable single measure of the fair value of the employee stock options. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period of equity awards (generally four years), using the straight-line method.
Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions:

	Years Ended December 31,
	2006	2005	2004

Risk-free interest rate	4.6% – 5.0%	3.9%	3.5%
Expected life (years)	4.75	5	5
Estimated volatility factor	55% – 61%	75%	75%
Expected dividends	None	None	None
Risk-Free Interest Rate—We base the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury constant maturity securities with the same or substantially equivalent remaining term.
Expected Life—Our expected life represents the period that our stock-based awards are expected to be outstanding. With the adoption of SFAS No. 123(R) on January 1, 2006, as permitted by SAB No. 107, we adopted a temporary “shortcut approach” to developing the estimate of the expected term of an employee stock option. Under this approach, the expected life is presumed to be the mid-point between the vesting date and the contractual end of the option grant. The “short-cut approach” is not permitted for options granted, modified or settled after December 31, 2007. Prior to the adoption of SFAS No. 123(R), expected life of our stock options was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its share-based awards.
Estimated Volatility Factor—We use the calculated volatility based upon the trading history and implied volatility of our common stock and the common stock of comparable medical device companies in determining an estimated volatility factor when using the Black-Scholes option-pricing formula to determine the fair value of options granted.
Expected Dividends—We have not declared dividends nor do we expect to for the foreseeable future. Therefore, we use a zero value for the expected dividend value factor when using the Black-Scholes option-pricing formula to determine the fair value of options granted.
Estimated Forfeitures—When estimating forfeitures, we consider our historical voluntary and involuntary termination behavior as well as analysis of actual option forfeitures.

Option and Warrant Grants to Non-employees
Option and warrant grants to non-employees are valued using the fair value based method prescribed by SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services.
Comprehensive Loss
Comprehensive loss represents the net loss for the period plus the results of certain changes to stockholders’ equity (deficit) that are not reflected in the consolidated statements of operations. Our comprehensive loss consists of net losses, unrealized net losses on short-term investments and foreign currency translation adjustments.
Revenue Recognition
In December 2003, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB No. 104), which superseded SAB No. 101, Revenue Recognition (SAB No. 101). We recognize revenues in accordance with SAB No. 104 when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Revenue from the sale of our products is generally recognized when title and risk of loss transfer upon shipment to the customer (generally FOB shipping point).
Installation is generally not a required element of our sales transactions as most of our products do not require installation. In instances where installation is a required element of the sales transaction, revenue is recognized upon completion of the installation.
Our revenue arrangements can include multiple elements or deliverables. These elements can consist of consoles, options for the console, single-procedure disposable products and a service and maintenance agreement. The sale of these products and services are often contemplated in a single arrangement with delivery of the elements sometimes occurring in different periods. If an arrangement includes multiple elements, we apply the provisions of Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The principles and guidance outlined in EITF No. 00-21 provide a framework to (a) determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and (b) determine how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. In accordance with EITF No. 00-21, we use the residual method to allocate the arrangement consideration when we have not established objective and reliable evidence of the fair value of delivered items. The delivered items represent individual units of accounting because they have value to the customer on a stand-alone basis, objective and reliable evidence of fair value exists for the undelivered items, and arrangements do not contain a general right of return relative to the delivered items. Under the residual method, the amount of consideration allocated to the delivered items equals the total arrangement consideration less the aggregate fair value of the undelivered items. Assuming all other criteria for revenue recognition have been met, we recognize revenue for delivered items when title and risk of loss transfer upon shipment to the customer and installation, if applicable, has been completed. Revenue for undelivered items, which include service and maintenance activities, is recognized ratably over the service period, which is generally one year.
All costs associated with the provision of service are recognized in cost of revenues as incurred. Amounts billed in excess of revenue recognized are included as deferred revenue in the consolidated balance sheets.
We sell our products through direct sales representatives in the United States and a combination of direct sales representatives and independent distributors in international markets. Sales to distributors are recorded when title and risk of loss transfer upon shipment (generally FOB shipping point). No direct sales customers or distributors have price protection and only one distributor has limited return rights in the event of termination of the agreement with that distributor. We periodically make evaluations regarding the estimated amount of returns that could be made under this right of return provision in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists. Estimated returns, which are based on historical results, are recorded as allowances for sales returns and as a reduction in revenues. As of December 31, 2006 and 2005, we determined that an allowance for sales returns of $8,000 and $37,000, respectively, was required.
Shipping and Handling Costs
Shipping and handling costs billed to customers are included in revenues. Shipping and handling costs we incur associated with shipping products to our customers are included in cost of revenues.
Research and Development
Company-sponsored research and development expenses include the costs of technical activities that are useful in developing new products, services, processes or techniques, as well as expenses for technical activities that may significantly improve existing products or processes and are expensed as incurred. Grants received of $1,073,000 and $1,120,000 in the years ended December 31, 2006 and 2005, respectively, from third parties for research and development activity are recorded as reductions of expense over the term of the agreement as the related activities are conducted. No reimbursements were received in the year ended December 31, 2004.
Clinical Studies
We accrue and expense costs for activities associated with clinical studies performed by third parties as incurred. All other costs relative to setting up clinical study sites are expensed as incurred to research and development expense. Clinical study site costs related to patient enrollment are accrued as patients are entered into the studies. Equipment that has alternative future use and is used at clinical study sites for participation in the studies are capitalized and expensed over the estimated life of the equipment.
Income Taxes
We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. To the extent a deferred tax asset cannot be recognized under the preceding criteria, allowances are established. At December 31, 2006 and 2005, all deferred tax assets, without offsetting liabilities in the same jurisdiction, were fully offset by a valuation allowance.
Net Loss Per Share
Basic and diluted net loss per share is presented in accordance with SFAS 128, Earnings per Share. Basic net loss per share is computed by dividing consolidated net loss by the weighted-average number of common shares outstanding during the period. Shares issuable upon exercise of warrants to purchase common stock, which require little or no cash consideration from the holder, are included in basic net loss per share using the treasury stock method. A warrant to purchase an aggregate of up to 3,091,216 shares of our common stock at an exercise price of $0.011 per share has been reflected in the calculation of basic and diluted net loss per share using the treasury stock method for periods prior to June 2006. In conjunction with our initial public offering, the warrant was automatically exercised on a cash-less basis resulting in the net issuance of 3,086,966 shares of common stock and these shares have been included in our weighted-average shares outstanding for periods presented subsequent to June 2006. Our potentially dilutive shares, which include outstanding common stock options, convertible preferred stock and warrants, other than those described in the preceding sentences, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share.

The basic and diluted net loss per common share calculations are as follows:

	Years Ended December 31,
	2006	2005	2004

Net loss	$(8,603)	$(15,261)	$(16,191)

Denominator for historical basic and diluted and pro forma basic and diluted net loss per share:
Weighted-average shares outstanding	19,675	3,608	3,215
Shares issuable upon exercise of certain warrants	1,438	3,085	3,076

Shares used for historical basic and diluted net loss per share	21,113	6,693	6,291

Basic and diluted net loss per share	$(0.41)	$(2.28)	$(2.57)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented (in thousands):

	December 31,
	2006	2005	2004

Convertible preferred stock	—	18,123	15,700
Stock options outstanding	4,672	4,941	3,719
Warrants to purchase convertible preferred stock	—	177	177
Warrants to purchase common stock	171	49	49
Unvested common stock subject to repurchase	24	80	185
Operating Segments
We are organized as a single operating segment, whereby our chief operating decision maker assesses the performance of and allocates resources to the business as a whole (see ”Segment and Geographic Information” note to our consolidated financial statements).
Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standard (SFAS) No. 109. This pronouncement recommends a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for our first fiscal quarter of fiscal 2007. We are currently assessing the impact the adoption of FIN 48 will have on our financial position and results of operations.
In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 allows registrants to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings. We will adopt SAB 108 as of the beginning of fiscal 2007 and do not expect that the adoption of SAB 108 will have a material impact on our financial condition or results of operations.
In September 2006, the FASB issued Statement of Financial Accounting Standards No.157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 and we will adopt SFAS 157 for our fiscal year beginning January 1, 2008. We are currently assessing the potential impact the adoption of SFAS 157 will have on our consolidated results of operations and financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and we will adopt SFAS 157 for our fiscal year beginning January 1, 2008. We are currently determining whether fair value accounting is appropriate for any of the eligible items and we cannot estimate the impact, if any, the adoption of SFAS 159 will have on our consolidated results of operations and financial position.
2. Acquisitions
During the year ended December 31, 2004, we paid $81,000 in cash for acquisitions, which is comprised of $65,000 in additional closing costs for the Jomed Acquisition and $16,000 in additional closing costs paid for the acquisition of Jomed Imaging, Ltd.
Acquisition of IVUS Technology
In July 2003, we entered into a license agreement whereby we were granted the rights to certain IVUS technology and patents for total consideration of €5,661,000 ($6,534,000 using exchange rates in effect at that time). The consideration is comprised of an upfront payment of €3,000,000 and four annual payments of €725,000 payable on the anniversary date of the agreement commencing in July 2004. At the date of acquisition and at December 31, 2006, the present value of the deferred payments liability was $2,984,000 and $905,000, respectively (see ”Debt and Credit Facilities” note to our consolidated financial statements). Closing costs for the purchase were $87,000. This license fee is recorded as an intangible asset and is being amortized over the estimated useful life of the patents and technology of 10 years. In addition, during the license period, the license agreement requires that we pay royalties based upon the number of units we sell using the licensed technology. The seller has also agreed to assist us in commencing our business to use the acquired technology and manufacture and sell the related products (see “Commitments and Contingencies” note to our consolidated financial statements).
Jomed Acquisition
In July 2003, we completed the Jomed Acquisition (see ”Summary of Significant Accounting Policies” note to our consolidated financial statements). The fair values of the net assets acquired and the liabilities assumed have been estimated for purposes of allocating the purchase price and were determined pursuant to an independent valuation. The aggregate purchase price of $35,802,000 was paid in cash and included closing costs of $2,482,000. In addition, we assumed liabilities of $2,771,000.
Developed technology and customer relationship intangible assets of $14,143,000 are being amortized over a period of six and one-half years using the straight-line method, which reflects the estimated life of the purchased intangibles without any post-purchase enhancements or synergies with our other products.
Acquisition of Jomed Imaging, Ltd. Technology
In November 2003, we acquired certain intellectual assets of Jomed Imaging, Ltd. for total cash consideration of £234,000 ($404,000), which includes closing costs of £114,000 ($198,000). The purchased assets represent various patents for technology related to the diagnosis of atherosclerosis in the coronary arteries and peripheral vascular system and are being amortized over the estimated useful life of 10 years using the straight-line method.
3. Financial Statement Details
Accounts Receivable, Net
Accounts receivable, net consists of the following (in thousands):

	December 31,
	2006	2005

Trade accounts receivable	$21,776	$16,159
Less: allowance for doubtful accounts	201	158

Total	$21,575	$16,001

The change in the allowance for doubtful accounts for the years ended December 31, 2006, 2005 and 2004, respectively, is summarized in the following table (in thousands):

	Years Ended December 31,
	2006	2005	2004

Balance at beginning of year	$158	$118	$66
Additions charged to selling, general and administrative expense, net of recoveries	70	70	50
Write-offs	(40)	(21)	(3)
Foreign currency translation adjustments	13	(9)	5

Balance at end of year	$201	$158	$118

Inventories
Inventories consist of the following (in thousands):

	December 31,
	2006	2005

Finished goods	$5,302	$3,980
Work-in-process	2,529	2,261
Raw materials	5,592	3,914

Total	$13,423	$10,155

Property and Equipment
Property and equipment consists of the following (in thousands):

	December 31,
	2006	2005

Equipment	$9,269	$8,125
Medical diagnostic equipment	9,210	7,094
Leasehold improvements	1,613	1,499
Purchased software	973	467
Construction-in-progress	701	7

	21,765	17,192
Accumulated depreciation and amortization	(12,432)	(7,307)

Total	$9,333	$9,885

The amount reflected in equipment cost at December 31, 2006 and 2005 includes assets under capital lease of $230,000 and $165,000, respectively. At December 31, 2006 and 2005, the net book value of assets under capital leases was $62,000 and $40,000, respectively.
Depreciation expense and amortization of leasehold improvements for the years ended December 31, 2006, 2005 and 2004 was $5,363,000, $4,048,000 and $3,059,000, respectively. Included in these amounts, was amortization expense for leased equipment for the years ended December 31, 2006, 2005 and 2004 of $39,000, $53,000 and $52,000, respectively.
In 2005, we recorded an impairment charge of $360,000 to reduce certain medical diagnostic equipment to its estimated net realizable value (See “Impairment of Long-lived Assets” note to our consolidated financial statements).
Interest and Other Income (Expense), Net
Interest and other income (expense), net consists of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004

Interest income	$958	$458	$153
Gain (loss) on foreign exchange	1,052	(859)	342
Other expense	19	—	—

	$2,029	$(401)	$495

4. Debt and Credit Facilities
Our debt and credit facilities consist of the following (in thousands):

	December 31,
	2006	2005

Revolving credit facility, bearing interest on borrowed amounts at the bank’s prime rate plus 0.50% (8.25% at December 31, 2006), maturing in May 2007(a)	$—	$—
Note payable, non-interest bearing, payable in four annual payments of €725,000, maturing in 2007(b)	905	1,578
Term loan A, bearing interest at 12.5% per annum, payable monthly, maturing in September 2006(c)	—	1,620
Term loan B, bearing interest at 13.0% per annum, payable monthly, maturing in October 2007(c)	528	980
Term loan C, bearing interest at 13.7% per annum, payable monthly, maturing in February 2008(c)	229	373
Senior subordinated notes, bearing interest at 15% per annum, interest payments due quarterly, maturing in December 2008. Paid in full in 2006(d)	—	27,216
Capital lease obligations(e)	108	91

	1,770	31,858
Less: Current portion	(1,654)	(3,114)
Unamortized debt discount	(50)	(1,508)

Long-term debt	$66	$27,236

Short-Term Debt
Revolving Credit Facility—In July 2003, to provide working capital and for general corporate purposes, we entered into a revolving credit facility agreement with a bank. Effective July 2004 and 2005, we amended this revolving credit facility and in conjunction with these amendments, the credit facility was increased from $6,000,000 to $8,000,000 and from $8,000,000 to $10,000,000, respectively. In April 2006, the revolving credit facility was amended and renewed and in July 2006, the revolving credit facility agreement was further amended. Certain terms in the amended revolving credit facility have been modified, including the borrowing base and interest rate calculations and the covenant requirements and the term has been extended to May 2007. Borrowings under the revolving credit facility, as amended in July 2006, are limited to $10,000,000, less amounts outstanding under letters of credit, a foreign exchange reserve and the aggregate amount of cash utilization services, which are subject to sub-limits of $1,000,000, $1,000,000 and $500,000, respectively. At December 31, 2006, we had no borrowings and $10,000,000 was available under the revolving credit facility. The revolving credit facility is secured by substantially all of our tangible assets and certain of our intangible assets.

Long-Term Debt
(b) Note Payable—In July 2003, we entered into a license agreement whereby we were granted the rights to certain IVUS patents and technology (see ”Commitments and Contingencies” note to our consolidated financial statements). As part of the agreement, we entered into a non-interest bearing note, which requires that we make four annual payments of €725,000 (totaling $3,347,000 at inception). The present value of these deferred payments were recorded at the time of the acquisition utilizing a 4.75% discount rate. The resulting imputed interest of €314,000 ($363,000 at inception) is being charged to expense over the four-year term of the note. The present value of the outstanding obligation was €2,586,000 ($2,984,000) at inception and €686,000 ($905,000) and €1,332,000 ($1,578,000) as of December 31, 2006 and 2005, respectively. The euro-denominated liability is translated into U.S. dollars at period-end exchange rates and any exchange rate fluctuations are recorded as foreign currency transaction gains or losses and are included in interest and other income (expense), net in the consolidated statements of operations. Payments under the non-interest bearing note are secured by the acquired patents and technology covered by the license agreement, which had a net book value of $4,247,000 and $4,900,000 as of December 31, 2006 and 2005, respectively.
(c) Term Loans—In September 2003, to provide working capital and for general corporate purposes, we entered into a loan and security agreement with a venture capital company providing for a maximum borrowing of $7,000,000 with availability being limited to eligible equipment and inventory. As of December 31, 2006, we had borrowed the full $7,000,000 under the loan and security agreement in increments of $5,000,000 (Term loan A), $1,500,000 (Term loan B) and $500,000 (Term loan C), which are being repaid subject to 36-month term loans. The term loans are secured by certain equipment and inventory, which had a net book value of $1,280,000 and $3,101,000 as of December 31, 2006 and 2005, respectively.
Other than for events of default, there are no requirements for us to repay the term loans prior to maturity, although early repayments are not prohibited. If the term loans were repaid prior to maturity, we would be required to pay the undiscounted total amount of all installment payments of principal and interest that would have been payable through maturity. As such, in the event of early repayment of the term loans, the lender could, depending upon the timing of such prepayment, experience a rate of return that is at least double the lender’s initial rate of return on the contract, thereby creating an embedded derivative as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). The fair values of the embedded derivatives were determined to be nominal at the inception of the loan terms and at December 31, 2006 and 2005 based upon a probability-weighted discounted cash flow model.
(d) Senior Subordinated Notes—In December 2003, to provide working capital and for general corporate purposes, we entered into a $20,000,000 loan and security agreement with a venture capital company. According to the terms of the loan and security agreement, unpaid interest through June 30, 2006 was capitalized as part of the note principal and bears interest at the same rate as the note principal. As of December 31, 2005, we had recorded $7,216,000, respectively, of accrued interest as debt principal. Direct financing transaction costs of $246,000 incurred in connection with the notes were reflected in other non-current assets and were amortized to interest expense over the term of the loan and security agreement. In conjunction with the repayment of the senior subordinated notes in June 2006, the remaining unamortized deferred financing fees were expensed.
In December 2003, we granted the holders of our Senior Subordinated Notes a warrant to purchase an aggregate of up to 3,091,216 shares of our common stock at a price of $0.011 per share. The estimated fair value of the warrant at the date of issuance of $2,225,000 was recorded as a debt discount and was amortized to interest expense over the term of the loan and security agreement. In conjunction with the repayment of the debt in June 2006, the remaining unamortized debt discount was expensed. In conjunction with our initial public offering, the warrant was automatically exercised on a cash-less basis resulting in the net issuance of 3,086,966 shares of our common stock.
We were obligated to pay down the outstanding balance of the notes upon the completion of an initial public offering of shares of our common stock, the sale of all or substantially all the IVUS assets, or a change in control at a price equal to the outstanding principal amount of the notes being repaid plus accrued interest to the date of such prepayment. According to the terms of notes, we were obligated to pay down the outstanding balance of the notes at a price equal to the greater of (i) 125% of the principal amount of the notes being repaid, less any cash interest paid on such notes or (ii) the outstanding principal amount of the notes being repaid plus accrued interest to the date of such prepayment. As a result, the note holders could have, depending upon the timing of such prepayment, experienced a rate of return that was at least double the note holder’s initial rate of return on the contract, which thereby created an embedded derivative as defined by SFAS No. 133. The fair value of the embedded derivative was determined to be nominal at the inception of the notes based upon a probability-weighted discounted cash flow model. As of December 31, 2005, since the outstanding balance of the notes was greater than 125% of the principal amount of the notes and there could be no redemption premium, the fair value of the embedded derivative was zero.
(e) Capital Lease Obligations—We lease certain equipment under capital lease arrangements (see ”Commitments and Contingencies” note to our consolidated financial statements).
Key Covenants
Our debt agreements include several covenants that place restrictions on the incurrence of debt and liens, capital expenditures, the payment of dividends and mergers. Other covenants require us to meet certain defined profitability goals and to maintain a certain minimum quick ratio. We exceeded the maximum net loss covenant in our credit agreement with a bank for the first quarter ended March 31, 2005 and the fourth quarter ended December 31, 2005. The bank waived the requirement that we comply with this covenant for the first quarter of 2005 and the fourth quarter of 2005. We are in compliance with all other covenants and limitations included in the provisions of our loan and credit agreements as of December 31, 2006 and 2005.
Debt Maturities
Excluding capital lease obligations (see “Commitments and Contingencies” note to our consolidated financial statements), our debt maturities as of December 31, 2006 are summarized as follows (in thousands):

2007	$1,598
2008	64
2009	—
2010	—
2011	—

Total	$1,662

5. Financial Instruments
Cash, Cash Equivalents and Short Term Investments. Short-term investments have been classified as available-for-sale securities. Cash, cash equivalents and investments are detailed as follows (in thousands):

			Gross	Gross
			Unrealized	Unrealized
		Gross	Losses	Losses
		Unrealized	Less Than	12 Months or	Estimated Fair
	Cost	Gains	12 Months	Longer	Value

Non interest bearing cash (U.S. and International)	$4,796	$—	$—	$—	$4,796
Money market funds (U.S.)	50,561	—	—	—	50,561
Corporate Bonds	7,920	—	(3)	—	7,917
Asset backed obligations	3,943	—	—	—	3,943
Commercial Paper	28,306	2	—	—	28,308

Total	$95,526	$2	$(3)	$—	$95,525

As of December 31, 2006, all of our investments mature within one year. These investments are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss. There have not been any sales of short-term investments in any period presented.

6. Intangible Assets
Intangible assets consist of developed technology, customer relationships, licenses, and patents and trademarks, which are amortized using the straight-line method over periods ranging from three to ten years, representing the estimated useful lives of the assets. During the year ended December 31, 2006, we recorded intangible asset additions of $419,000 related to internally developed patents and trade marks.
During the year ended December 31, 2005, we recorded intangible asset additions of $434,000, which is comprised of $294,000 for internally developed patents and trademarks, $125,000 for acquired licenses and $15,000 for other intangible assets.
During the year ended December 31, 2004, we recorded intangible asset additions of $468,000, which is comprised of $23,000 in acquired technology-based and customer-related assets, $16,000 for acquired patents, $264,000 for internally developed patents and trademarks, $160,000 for acquired licenses and $5,000 for other intangible assets.
Intangible assets subject to amortization, by major class, consist of the following (in thousands):

	December 31, 2006
		Accumulated		Weighted-
	Cost	Amortization	Net	Average Life

Developed technology	$12,469	$6,714	$5,755	6.5
Licenses	7,034	2,721	4,313	8.6
Customer relationships	1,674	901	773	6.5
Patents and trademarks	1,369	264	1,105	9.1

	$22,546	$10,600	$11,946	7.2

	December 31, 2005
		Accumulated
	Cost	Amortization	Net

Developed technology	$12,469	$4,796	$7,673
Licenses	7,034	1,905	5,129
Customer relationships	1,674	644	1,030
Patents and trademarks	951	138	813

	$22,128	$7,483	$14,645

Amortization of intangibles for the years ended December 31, 2006, 2005 and 2004 was $3,117,000, $3,052,000 and $2,929,000, respectively.
Intangible amortization expense for the next five years based on December 31, 2006 intangible assets is expected to be as follows (in thousands):

2007	$3,069
2008	3,010
2009	3,010
2010	834
2011	835
7. Impairment of Long-Lived Assets
In 2005, based upon the estimated discounted future cash flows to be realized from the assets, we recorded an impairment charge of $360,000 to reduce certain medical diagnostic equipment to its estimated net realizable value. The impairment charge is recorded in cost of revenues in our consolidated statement of operations for the year ended December 31, 2005.

8. Commitments and Contingencies
Litigation
We are a party to various claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred and were not material in any period reported. Additionally, we assess, in conjunction with our legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. We believe that the ultimate disposition of these matters will not have a material impact on our consolidated results of operations, financial position or cash flows.
Collaboration Agreements
In August 2005, we entered into a development and license memorandum of understanding (MOU), which was formalized into an agreement dated May 10, 2006, whereby a third party will develop technology and license to us such technology. Costs incurred through December 31, 2006 totaled $738,000. Of the costs incurred, $599,000 has been charged to research and development expense and $139,000 has been recorded in fixed assets. Under the agreement, we are also required to pay a royalty for each product sold using the licensed technology. As of December 31, 2006, our remaining obligation pursuant to the agreement is $225,000 and payment of such amount is dependant upon completion by the third party of certain performance milestones.
In September 2004, we signed a collaboration agreement with a third party in which the third party will conduct clinical studies concerning a natural history study of lesions using our products. We have agreed to provide a total of $1,500,000 in the form of products, product related expenses and cash in connection with the conduct of the clinical studies. As of December 31, 2006, our remaining obligation pursuant to the clinical studies was $65,000. These costs are recorded as research and development expenses in the period they are incurred.
Licenses
In May 2004, we entered into a license agreement whereby we were granted exclusive rights to a certain IVUS-based patent and technology for total consideration of $35,000. This license fee is recorded as an intangible asset and is being amortized over the estimated useful life of the patent and technology of three years. We are also required to pay a royalty of $800 per unit or 5% of net sales, as defined in the agreement, for each licensed product, whichever is lower. Commencing with the contract year beginning January 1, 2006, until the termination of the license agreement or expiry of the patent, the annual minimum royalty payments will total at least $25,000. There were no sales of products using the licensed technology and therefore no amounts relative to royalties were accrued or paid in the years ended December 31, 2006, 2005 and 2004. In conjunction with this license agreement, we also entered into a research and development agreement whereby the licensor will further develop the IVUS-based patent and technology. At December 31, 2006, our remaining obligation relative to the research and development agreement was $23,000.
In July 2003, we entered into a license agreement whereby we were granted the rights to certain IVUS technology and patents for total consideration of €5,661,000 ($6,534,000). The consideration is comprised of an upfront payment of €3,000,000 and four annual payments of €725,000 payable on the anniversary date of the agreement commencing in July 2004 (see ”Debt and Credit Facilities” note to our consolidated financial statements). Closing costs for the purchase were $87,000. This license fee is recorded as an intangible asset and is being amortized over the estimated useful lives of the patents and technology of 10 years. In addition, we are paying royalties during the license period related to the sale of our products using the licensed technology and are calculated on a per unit basis using a sliding scale. Minimum aggregate royalty payments of €500,000 are required in each of the twelve month periods ended June 30, 2008 and June 30, 2009. In the years ended December 31, 2006, 2005 and 2004, there were no sales of products using the licensed technology and therefore no amounts relative to royalties were accrued or paid in each respective year.
In April 2002, we entered into a license agreement with a medical research clinic whereby we were granted a license to certain patents and technology. The agreement requires the payment of a license fee of $200,000, which was made in April 2002. In addition, we are required to make milestone payments of $125,000 upon receiving both U.S.

and E.U. regulatory clearances, or upon the first commercial sale within each territory, whichever event occurs first. In 2004 and 2005, we received U.S. and E.U. regulatory clearance, respectively and made the required payments of $125,000 relative to each regulatory clearance. We are also required to pay a royalty based on a percentage of net sales, as defined in the agreement, of products using the licensed technology. The license fees paid of $450,000 are recorded as an intangible asset and are being amortized over the original estimated useful life of the underlying technology of five years. During the year ended December 31, 2005, sales of licensed products commenced and in the years ended December 31, 2006 and 2005, we recorded royalty expense of $225,000 and $195,000, respectively, in cost of revenues.
Leases
We lease our domestic and foreign facilities and certain office equipment under non-cancelable capital and operating lease agreements, which are non-cancelable at various dates through 2009 and expire at various dates through 2013. In addition to the minimum future lease commitments presented below, the leases generally require that we pay property taxes, insurance, maintenance and repair costs. Certain leases also contain escalation clauses and renewal option clauses calling for increased rents. Where a lease contains an escalation clause or a concession such as a rent holiday, rent expense is recognized in accordance with FASB Technical Bulletin 85-3 (Accounting for Operating Leases with Scheduled Rent Increases) using the straight line method over the term of the lease. In July 2005, we entered into an operating lease for additional office space at our worldwide headquarters in Rancho Cordova, California, which term expires in October 2009.
At December 31, 2006, future minimum lease commitments under non-cancelable leases are as follows (in thousands):

Year Ending December 31,	Capital	Operating
2007	$63	$1,731
2008	24	1,793
2009	16	1,404
2010	15	5
2011	3	—
Thereafter	—	—

Net minimum lease payments	121	$4,933

Less:
Amounts representing interest	13
Current	56

Long-term	$52

Total rental expense was $2,013,000, $1,628,000 and $1,861,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
Purchase Commitments
We have obligations under non-cancelable purchase commitments for inventory, primarily raw materials. As of December 31, 2006, the future minimum payments under these non-cancelable purchase commitments, all requiring payment in 2007, totaled $5,672,000.
Indemnification
Our supplier, distributor and collaboration agreements generally include certain provisions for indemnification against liabilities if our products are recalled, infringe a third-party’s intellectual property rights or cause bodily injury due to alleged defects in our products. In addition, we have agreements with our Board of Directors indemnifying them against liabilities arising from actions taken against us. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

9. Convertible Preferred Stock
As of December 31, 2005, convertible preferred stock consists of the following (in thousands):

	Shares
			Aggregate
		Issued and	Liquidation
	Authorized	Outstanding	Preference

Series A	2,304	2,304	$2,304
Series B	15,143	14,949	44,846
Series C	2,662	2,662	15,364

	20,109	19,915	$62,514

During 2001, we entered into agreements with several investors who collectively purchased 2,303,850 shares of our designated Series A Convertible Preferred Stock (Series A Preferred Stock) at $1.00 per share in exchange for cash of $2,304,000.
During 2002, we entered into agreements with several investors who collectively purchased 8,000,000 shares of our Series B Preferred Stock at $3.00 per share in exchange for the conversion of $1,900,000 in promissory notes and $22,045,000 in cash, which is net of issuance costs of $55,000.
In July 2003, we entered into agreements with several investors who collectively purchased 6,698,835 shares of our Series B Preferred Stock at $3.00 per share in exchange for $20,026,000 in cash, which is net of issuance costs of $71,000. The proceeds were used to fund the Jomed Acquisition (see ”Acquisitions” note to our consolidated financial statements). Included in the shares purchased were 1,166,667 shares purchased by a related party, Medtronic Inc., for $3,500,000 (see ”Related Parties” note to our consolidated financial statements). In November 2003, an additional 166,667 shares of Series B Preferred Stock were purchased by an investor at $3.00 per share in exchange for $500,000 in cash.
In March 2004, we sold 83,334 shares of Series B Preferred Stock in a private placement for $3.00 per share. We received net cash proceeds related to this offering of $245,000, which is net of issuance costs of $5,000.
In February 2005, we sold 2,662,754 shares of designated Series C Convertible Preferred Stock (Series C Preferred Stock) in a private placement for $5.77 per share. We received net cash proceeds related to this offering of $15,106,000, which is net of issuance costs of $258,000.
On June 15, 2006, in connection with our initial public offering, all of the Series A, Series B, and Series C convertible preferred stock outstanding were automatically converted into 18,123,040 shares of common stock at a 1-to-0.91 conversion ratio.
In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, including a merger or reorganization in which the stockholders of the Company immediately prior to the transaction possess less than 50% of the voting power of the surviving entity immediately after the transaction, the holders of the Series Preferred were entitled to receive liquidation preferences. These liquidation characteristics required classification of the convertible preferred stock outside of the equity section in our consolidated balance sheet as of December 31, 2005.
10. Stockholders Equity (Deficit)
In May 2006, our stockholders approved a resolution to increase the number of authorized shares of our common and preferred stock to 250,000,000 and 10,000,000 respectively, and to increase the number of shares subject to our 2005 equity compensation plan by 2,272,727 shares to a new total of 8,162,558. As of December 31, 2006, we have reserved 6,971,000 shares and 171,588 shares of our common stock for the issuance of options granted under our stock option plans and the exercise of common stock warrants, respectively.
Stockholders Rights Plan
In May, 2006 our stockholders approved a stockholder rights plan and a classified board of directors with staggered terms of election. Pursuant to the stockholder rights plan, we declared and paid a dividend of one right for each share of common stock. Unless redeemed prior to the time the rights are exercised, upon the occurrence of certain events, the rights will entitle the holders to receive shares of our preferred stock, or shares of an acquiring entity. The increase to the authorized shares, the stockholder rights plan and the classified board of directors became effective upon the consummation of our initial public offering.

Public Offerings of our Common Stock
On June 15, 2006, we completed an initial public offering in which 7,820,000 shares of our common stock was sold to the public at an offering price of $8.00 per share. The initial public offering resulted in net proceeds of $54.5 million, after deducting offering expenses and underwriting discounts and commissions. Of the net proceeds, $29.2 million was used to repay our senior subordinated debt, as required by its terms and $750,000 was used to pay the outstanding balance of our short-term debt. In conjunction with the offering, all of our outstanding shares of preferred stock were converted into 18,123,040 shares of our common stock immediately prior to the closing of the offering and certain warrants to purchase 3,103,943 shares of our common stock were by their terms, automatically exercised on a cash-less basis upon the closing of the offering, resulting in the net issuance of 3,097,943 shares of our common stock.
On December 12, 2006, we completed a follow-on offering in which 3,500,000 shares of our common stock were sold by the company and 4,000,000 shares were sold by certain selling stockholders, including officers of the company. In addition, we sold 795,000 shares under an over-allotment option exercised by the underwriters. The follow-on offering, including the exercise of the over-allotment option, resulted in net proceeds to the Company of $66.8 million, after deducting offering expenses and underwriting discounts and commissions.
Warrants
As of December 31, 2006, there are warrants outstanding to purchase 170,588 shares of our common stock at a price of $3.30 per share. The warrants expire at dates ranging from July 2010 to December 2014 and are immediately exercisable by the holder.
Stock-Based Compensation
As of December 31, 2006, we have granted options under the 2005 Equity Compensation Plan (the 2005 Plan) and the 2000 Long Term Incentive Plan (the 2000 Plan) under which a maximum aggregate number of 8,162,558 shares of our common stock may be issued or transferred to our employees, non-employee directors and consultants. Effective October 2005, all options will be granted under the 2005 Plan. Options previously granted under the 2000 Plan that are cancelled or expire will increase the shares available for grant under the 2005 Plan. The terms of the grant vary as described below.
The 2005 Plan provides for the grant of incentive stock options, non-qualified stock options, stock awards (including rights to purchase restricted stock) and stock appreciation rights to eligible recipients. Recipients of incentive stock options shall be eligible to purchase shares of our common stock at an exercise price no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the Plan is seven years. For an initial grant to an employee, the options generally vest 25% on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years. For subsequent grants to an employee, the options generally vest monthly over a four-year term. Non-employees are generally fully vested at the date of grant. We may grant options that are exercisable immediately regardless of the vesting status of the option with us retaining a right to repurchase exercised unvested shares at the original exercise price of the option. As of December 31, 2006, 2,298,592 shares remained available to grant.
The 2000 Plan provided for the grant of incentive stock options, non-statutory stock options, phantom stock and rights to purchase restricted stock to eligible recipients. Recipients of incentive stock options shall be eligible to purchase shares of our common stock at an exercise price no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the Plan is 10 years. The options generally vest 25% on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years. All option grants are exercisable immediately regardless of the vesting status of the option with us retaining a right to repurchase exercised unvested shares at the original exercise price of the option. In January 2005, we accelerated vesting on certain non-employee options representing options to purchase 85,545 shares of our common stock. In connection with accelerating the vesting of these options, we recorded charges totaling $412,000 in the accompanying statement of operations. Of that amount, $34,000 was recorded in research and development and $378,000 was recorded in selling, general and administrative.
For the year ended December 31, 2005, we recorded deferred stock compensation of $1,239,000, in connection with the grant of stock options to employees. Deferred stock compensation reflects the difference between the exercise price of the options and the estimated fair value of the common stock at the date of grant. The estimated fair value was determined based on the business factors underlying the value of our common stock on the date of grant. These amounts were recorded as a component of stockholders’ equity (deficit) and were being amortized to operating expense over the vesting period of the options, generally four years using the straight-line method. During the year ended December 31, 2005, we reversed stock compensation expense of $25,000 relating to the forfeiture of unvested employee stock options. For the year ended December 31, 2005, we recognized $1,102,000 of net stock compensation expense related to the amortization of deferred employee stock compensation. Effective with our adoption of SFAS No. 123(R) on January 1, 2006, we reversed deferred stock-based compensation recorded as of that date. Accordingly, where was no deferred stock-based compensation recorded as of December 31, 2006.
The following table sets forth stock-based compensation expense included in our Consolidated Statements of Operations (in thousands):

	Years Ended December 31,
	2006	2005	2004

Cost of revenues	$348	$258	$14
Selling, general and administrative	2,238	1,267	677
Research and development	609	423	113
(1)	Includes $434,000, $736,000 and $501,000 of stock-based compensation expense related to non-employees in the years ended December 31, 2006, 2005 and 2004, respectively.
On January 1, 2006, we adopted SFAS No. 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. In March 2005, the Securities and Exchange Commission issued SAB No. 107 relating to SFAS No. 123(R) and we have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R). Prior to January 1, 2006, we accounted for share-based payments using the intrinsic value method in accordance with APB No. 25, and related Interpretations, as permitted by SFAS No. 123. In accordance with APB No. 25, stock-based compensation expense had been recognized only when the fair market value of our stock options granted to employees and directors was greater than the exercise price of the underlying stock at the date of grant.
We adopted SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, stock-based compensation cost recognized in the year ended December 31, 2006 includes stock-based compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and stock-based compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred. In accordance with the modified-prospective transition method, prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).
As a result of adopting SFAS No. 123(R) on January 1, 2006, our net loss for the year ended December 31, 2006 is $1,777,000 higher than if we had continued to account for stock-based compensation under APB No. 25 as we did in the comparable prior years. Basic and diluted net loss per share for the year ended December 31, 2006 would have been $0.32 if we had not adopted SFAS No. 123(R), compared to reported basic and diluted net loss per share of $0.41. We have not recognized, and we do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance its net deferred tax assets and its net operating loss carryforwards. The total compensation cost capitalized in inventory was $152,000 as of December 31, 2006.
Stock option activity is summarized as follows for the years ended December 31, 2006, 2005 and 2004:

		Weighted-
		Average
		Exercise
	Shares	Price

Outstanding, December 31, 2003	3,283,067	$0.28
Granted below estimated fair value (weighted-average fair value of $2.52)	1,218,768	0.37
Exercised	(432,345)	0.28
Canceled and expired	(350,589)	0.33

Outstanding, December 31, 2004	3,718,901	0.30
Granted below estimated fair value (weighted-average fair value of $4.36)	271,024	1.19
Granted at estimated fair value (weighted-average fair value of $4.29)	1,464,819	6.70
Exercised	(180,998)	0.35
Canceled and expired	(332,908)	1.95

Outstanding, December 31, 2005	4,940,838	2.13
Granted at estimated fair value	364,245	11.45
Exercised	(466,023)	0.38
Canceled and expired	(166,652)	3.69

Outstanding, December 31, 2006	4,672,408	2.98

Options outstanding as of December 31, 2006 are summarized as follows:

	Options Outstanding and Exercisable			Vested Options
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range	Outstanding	(in years)	Price	Outstanding	Price

$0.11 - $0.33	2,713,836	6.6	$0.29	2,167,833	$0.27
$0.83 - $1.65	308,439	8.0	1.04	153,584	1.03
$5.78 - $6.49	1,033,795	8.5	6.36	386,642	6.33
$8.36 - $10.56	555,338	6.1	9.27	97,851	8.66
$18.10	61,000	6.9	18.10	156	18.10

$0.11 to $18.10	4,672,408	7.1	2.98	2,806,066	1.44

A summary of the status of our non-vested shares as of December 31, 2006 and changes during the year ended December 31, 2006 is as follows:

		Weighted-
		Average
		Grant Date Fair
	Shares	Value

Non-vested shares at December 31, 2005	2,865,914	$3.08
Grants of options	364,245	6.01
Vested	(1,172,474)	2.59
Forfeitures or expirations	(166,652)	3.15

Non-vested shares at December 31, 2006	1,891,033	3.94

Option activity for the year ended December 31, 2006 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Life	intrinsic value
	Shares	Price	(in years)	(in thousands)

Outstanding at December 31, 2005	4,940,838	$2.13
Grants of options	364,245	11.45
Exercises	(466,023)	0.38
Forfeitures or expirations	(166,652)	3.69

Outstanding and exercisable at December 31, 2006	4,672,408	2.98	7.1	$62,768

Vested and expected to vest as of December 31, 2006	4,479,624	2.81	7.1	$60,911

As required by SFAS No. 123(R), we made an estimate of expected forfeitures and are recognizing compensation cost only for those equity awards expected to vest.
The total intrinsic value of stock options exercised during the year ended December 31, 2006 was $6,803,000 and represents the difference between the exercise price of the option and the estimated fair value of our common stock on the dates exercised. As of December 31, 2006, $5,574,000 of total unrecognized compensation cost related to stock options issued to employees is expected to be recognized over a weighted average term of 2.6 years.
11. Income Taxes
The provisions for income tax expense are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Current:
Federal	$—	$—	$—
State	35	50	36
Foreign	263	20	1

	$298	$70	$37

Losses before income taxes include losses relating to non-U.S. operations of $2,900,000, $2,700,000 and $2,200,000 in the years ended December 31, 2006, 2005 and 2004, respectively.
Provisions for income taxes in the accompanying consolidated statements of operations differ from the expense calculated by applying the U.S. federal statutory income tax rate of 35% to loss before provision for income taxes due to the following (in thousands):

	Years Ended December 31,
	2006	2005	2004

U.S. federal statutory income tax benefit	$(2,907)	$(5,317)	$(5,654)
State income tax benefit, net of federal income tax expense	(524)	(393)	(531)
Valuation allowance	3,308	6,163	6,364
Foreign tax rate differential	445	(142)	(129)
Credits	(414)	(401)	(325)
Other	390	160	312

	$298	$70	$37

The components of our deferred tax assets are as follows (in thousands):

	December 31,
	2006	2005

Deferred tax assets:
Net operating loss carryovers	$18,335	$16,519
Tax credit carryovers	3,236	1,656
Depreciation and amortization	1,937	909
Accruals	1,285	1,685
Deferred revenue	623	731
Other, net	1,340	850

Total deferred tax assets	26,756	22,350
Less valuation allowance	(26,756)	(22,350)

	$—	$—

A valuation allowance has been established to offset deferred tax assets, as realization of such assets is uncertain.
At December 31, 2006, we have federal and state net operating loss carryforwards of approximately $40,000,000 and $20,000,000, respectively. The federal and state net operating loss carryforwards begin to expire in 2020 and 2012, respectively, unless previously utilized. In addition, we have federal and state research and experimentation tax credit carryforwards of $2,000,000 and $1,800,000, respectively. The federal credits begin to expire in 2022. The state credits carry forward indefinitely. Foreign net operating losses are approximately $8,700,000 which expire beginning in 2009.
Pursuant to Internal Revenue Code Section 382, use of our net operating loss carryforwards will be limited if a cumulative change in ownership of more than 50% has occurred within a three-year period.
12. Segment and Geographic Information
Our chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, we consider ourselves to be in a single reporting segment, specifically the manufacture, sale, discovery, development and commercialization of products for the diagnosis of atherosclerosis in the coronary arteries and peripheral vascular system. We do not assess the performance of our geographic regions on other measures of income or expense, such as depreciation and amortization, operating income or net income. In addition, our assets are primarily located in the United States and are not allocated to any specific region. We do not produce reports for, or measure the performance of, our geographic regions on any asset-based metrics. Therefore, geographic information is presented only for revenues.
Revenues based on geographic location are summarized in the following table (in thousands):

	Years Ended December 31,
	2006	2005	2004

Revenues:
United States	$51,013	$40,933	$38,020
Japan	30,082	33,207	9,353
Europe, the Middle East and Africa	17,765	15,294	11,426
Rest of world	4,188	2,466	2,299

	$103,048	$91,900	$61,098

13. Employee Benefits
Defined Contribution Plans
We have a defined contribution 401(k) plan for our U.S. employees who are at least 21 years of age. Employees are eligible to participate in the plan beginning on the first day of the month following three months of service. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation or as a fixed amount per pay period. Our contributions to the plan are discretionary and we have made no contributions to date.

We also sponsor additional defined contribution plans for most of our European employees. Contributions under all plans were $143,000, $104,000 and $80,000 in the years ended December 31, 2006, 2005 and 2004, respectively.
14. Quarterly Information (Unaudited)
The following table sets forth our unaudited quarterly summary consolidated statements of operations for each of the quarters for the years ended December 31, 2006 and 2005. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited consolidated financial statements. This data should be read in conjunction with our consolidated financial statements and related notes. These operating results may not be indicative of results to be expected for any future period (amounts in thousands, except per share data).

	Quarter Ended
					Year ended
2006	March 31	June 30	September 30	December 31	December 31

Revenue	$19,872	$25,863	$27,782	$29,531	$103,048
Gross profit	11,652	14,395	17,222	18,064	61,333
Operating income (loss)	(5,320)	(2,312)	707	604	(6,321)
Net income (loss)	(6,374)	(4,163)	501	1,433	(8,603)
Net income (loss) per share:
Basic	$(0.93)	$(0.41)	$0.02	$0.04	$(0.41)
Diluted	$(0.93)	$(0.41)	$0.01	$0.04	$(0.41)
Includes the following stock-based compensation expense:
Cost of revenues	$68	$68	$103	$109	$348
Selling, general and administrative	506	601	573	558	2,238
Research and development	115	127	133	234	609

	Quarter Ended
					Year ended
2005	March 31	June 30	September 30	December 31(1)	December 31

Revenue	$16,467	$23,783	$26,948	$24,702	$91,900
Gross profit	9,308	11,603	13,451	9,695	44,057
Operating loss	(2,394)	(1,025)	(528)	(5,532)	(9,479)
Net loss	(3,841)	(2,672)	(1,831)	(6,917)	(15,261)
Net loss per share:
Basic	$(0.58)	$(0.40)	$(0.27)	$(1.01)	$(2.28)
Diluted	$(0.58)	$(0.40)	$(0.27)	$(1.01)	$(2.28)
Includes the following stock-based compensation expense:
Cost of revenues	$63	$65	$65	$65	$258
Selling, general and administrative	587	207	219	254	1,267
Research and development	99	74	75	175	423

(1)	During the fourth quarter of 2005, we recorded adjustments to (1) write-down inventory for items deemed to be excess or obsolete by $963,000, (2) record an impairment charge of $360,000 to reduce certain medical diagnostic equipment to its estimated net realizable value, and (3) record expected losses of $2,045,000 related to non-cancelable inventory purchase commitments. These adjustments resulted in charges to cost of revenues totaling $3,368,000 in the accompanying statement of operations.

15. Related Parties
Medtronic, Inc. and Its Affiliates
Medtronic was an investor in our Series B Preferred Stock. In connection with our initial public offering in June 2006, their investment in our preferred stock automatically converted into shares of our common stock.
We have collaborations with Medtronic, Inc. and certain of its affiliates (collectively, Medtronic). In July 2003, Medtronic and we entered into agreements which provided Medtronic with a license to manufacture and market certain products incorporating our IVUS technology, technical guidance to develop products covered by the license and certain supply rights related to the products covered by the license. We were paid a $2,500,000 license fee by Medtronic in exchange for the fully paid, royalty-free, perpetual, irrevocable, worldwide license. The license fee has been deferred and is being recognized as revenue over the estimated 10-year term of the agreement. The amount recorded in revenues totaled $250,000 during each the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, the amount deferred was $1,625,000, of which $250,000 was reflected in the current portion of deferred revenues. In addition, we recorded revenues related to the sale of a component of our IVUS catheter totaling $904,000, $652,000 and $425,000 to Medtronic during the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005, there was $5,000 and $93,000 due from Medtronic, respectively. The 2003 agreements with Medtronic also included an option to distribute agreement relating to certain other of our IVUS products not covered by the license described above. This option to distribute agreement provided Medtronic with the right to negotiate a new agreement for Medtronic to distribute certain of our IVUS products on terms to be mutually agreed upon by the parties upon the expiration, in June 2007, of our existing distribution agreement with Fukuda Denshi. The option to distribute agreement also provided that the terms of a new distribution agreement to be negotiated by us and Medtronic would be substantially similar to the terms of the existing distribution agreement with Fukuda. Under the option to distribute agreement, we were granted the right to terminate the agreement in the event that prior to December 31, 2006, we first consummated an initial public offering of shares of our common stock or sold all or substantially all of our assets, and then paid Medtronic a $2,000,000 termination fee.
In January 2006, we and Medtronic entered into a termination agreement to terminate the option to distribute. We elected to terminate the option to distribute agreement because we believed we would gain greater flexibility in developing our product sales strategy in Japan if we did not have to consider the impact of Medtronic exercising the option to distribute or factor in the uncertainty of whether Medtronic would in fact exercise the option. In accordance with the termination agreement and in consideration of Medtronic agreeing to waive its right to the termination fee, we agreed to transfer to Medtronic an agreed amount of our inventory with a carrying value of approximately $315,000. In the year ended December 31, 2006, $315,000 has been recorded in selling, general and administrative expense in the statement of operations in conjunction with the execution of this new agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Exemption from Management’s Report on Internal Control Over Financial Reporting for 2006
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly-public companies.
Item 9B. Other Information
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to the definitive proxy statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2006 fiscal year (the “2007 Proxy Statement”).
We have adopted the Volcano Corporation Code of Business Conduct and Ethics, a code of ethics that applies to all of our officers, directors, employees and consultants, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is available on the Company’s website at www.volcanocorp.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website, or as otherwise required by applicable law, rules or regulations.
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our 2007 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our 2007 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our 2007 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our 2007 Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
     (a) Index of Financial Statements:
(1)	The financial statements required by Item 15(a) are filed in Item 8 of this Annual Report on Form 10-K.

(2)	Schedules required by Item 15(a) are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

(b) Index of Exhibits:

Exhibit
Number	Description
2.1	Asset Purchase Agreement dated July 10, 2003 by and among Jomed, Inc., Jomed N.V., Jomed GmBH, Jomed Benelux S.A. and Volcano Therapeutics, Inc. (filed as Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678) (the “Form S-1”), as originally filed on March 24, 2006, and incorporated herein by reference).

2.2†	Asset Transfer Agreement, by and between Pacific Rim Medical Ventures Corp and Koninklijke Philips Electronics N.V., dated July 3, 2003 (filed as Exhibit 2.2 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Form 10-Q, as originally filed on August 9, 2006, and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.3 to the Registrant’s Form 10-Q, as originally filed on August 9, 2006, and incorporated herein by reference).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.5 to the Form S-1, as originally filed on May 24, 2006, and incorporated herein by reference).

4.1	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Form S-1, as originally filed on May 24, 2006, and incorporated herein by reference).

4.2	Amended and Restated Investors’ Rights Agreement, dated February 18, 2005, by and among the Registrant and certain stockholders (filed as Exhibit 4.2 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

4.3	Warrant to Purchase Series B Preferred Stock, issued by the Registrant to Venture Lending & Leasing IV, LLC, dated September 30, 2004 (filed as Exhibit 4.4 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

4.4	Warrant to purchase shares of common stock issued by the Registrant to Silicon Valley Bank, dated July 18, 2003 (filed as Exhibit 4.8 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

4.5	Warrant to purchase shares of Series B Preferred Stock issued by the Registrant to Silicon Valley Bank, dated July 18, 2004 (filed as Exhibit 4.9 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

4.6	Rights Agreement, by and between the Registrant and American Stock Transfer & Trust Company, dated June 20, 2006 (filed as Exhibit 4.1 to the Registrant’s Form 10-Q, as originally filed on August 9, 2006, and incorporated herein by reference).

4.7	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Form 10-Q, as originally filed on August 9, 2006, and incorporated herein by reference).

10.1	Form of Indemnification Agreement for directors, chief executive officer and chief financial officer (filed as Exhibit 10.1 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

10.2*	2000 Long Term Incentive Plan and forms of Stock Option Agreements thereunder (filed as Exhibit 10.2 to the Form S-1, as originally filed on March 24, 2006, and as amended on May 6, 2006, and incorporated herein by reference).

10.3*	2005 Equity Compensation Plan and forms of Stock Option Agreements and Stock Grant Agreement thereunder (2005 Equity Compensation Plan filed as Exhibit 10.3 to the Form S-1, as originally filed on March 24, 2006, and as amended on May 6, 2006, and incorporated herein by reference).

10.3a*	2005 Equity Compensation Plan Form of Grantee Restriction Agreement.

10.4†	License Agreement by and between the Registrant and The Cleveland Clinic Foundation, dated April 30, 2002 (filed as Exhibit 10.15 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

10.5*	Employment Agreement by and between the Registrant and R. Scott Huennekens, dated February 17, 2006 (filed as Exhibit 10.16 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

10.6*	Employment Agreement by and between the Registrant and John T. Dahldorf, dated February 17, 2006 (filed as Exhibit 10.17 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

10.7	Standard Multi-Tenant Office Lease—Gross, as amended, by and between Ethan Conrad and the Registrant, dated June 13, 2005 (filed as Exhibit 10.18 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

Exhibit
Number	Description
10.8	Net Lease Agreement, as amended, by and between the Registrant and Great Scene Ventures Ltd, dated January 10, 1996 (filed as Exhibit 10.19 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

10.9	Standard Industrial/ Commercial Multi-Tenant Lease, as amended, by and between 1325 “J” Street L.P. and Jomed Incorporated, dated January 16, 2001 (filed as Exhibit 10.20 to the Form S-1, as originally filed on March 24, 2006, and as amended on May 6, 2006, and incorporated herein by reference).

10.10†	Supply Agreement by and between the Registrant and AVE Galway Limited, dated July 21, 2003 (filed as Exhibit 10.21 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

10.11	License Agreement by and between the Registrant and AVE Galway Limited, dated July 21, 2003 (filed as Exhibit 10.22 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

10.12†	International Distributor Agreement by and between Cardiometrics, Inc., Goodman Company, Ltd. and Kaneko Enterprises, Inc., entered September 17, 1994 (filed as Exhibit 10.26 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

10.13†	Distribution Agreement, as amended, by and between Goodman Company, Ltd. and the Registrant, dated September 27, 2004 (filed as Exhibit 10.27 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

10.14†	Supply and Distribution Agreement between General Electric Medical Systems Scs and the Registrant, dated March 16, 2006 (filed as Exhibit 10.28 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

10.15†	Amended and Restated Japanese Distribution Agreement by and among the Registrant, Volcano Japan Co., Ltd. and Fukuda Denshi Co., Ltd., dated March 17, 2006 (filed as Exhibit 10.29 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

10.16*	Managing Director Agreement by and between Volcano Europe NV and Mr. Michel Lussier, dated March 20, 2006 (filed as Exhibit 10.30 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

10.17†	Termination of Option to Distribute Agreement by and between Medtronic Vascular, Inc. and the Registrant, dated January 27, 2006 (filed as Exhibit 10.31 to the Form S-1, as originally filed on May 24, 2006, and incorporated herein by reference).

10.18†	Software Development and License Agreement by and between Paieon, Inc. and the Registrant dated May 10, 2006 (filed as Exhibit 10.32 to the Form S-1, as originally filed on May 24, 2006, and incorporated herein by reference).

10.19*	Director Compensation Policy (filed as Exhibit 10.33 to the Form S-1, as originally filed on June 12, 2006, and incorporated herein by reference).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See page 103).

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22 day of March 2007.

Volcano Corporation
By:	/s/ R. Scott Huennekens
R. Scott Huennekens
President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. Scott Huennekens and John T. Dahldorf, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ R. Scott Huennekens	President and Chief Executive Officer,	March 22, 2007
R. Scott Huennekens	Director (principal executive officer)

/s/ John. T. Dahldorf	Chief financial Officer (principal financial	March 22, 2007
John T. Dahldorf	officer and principal accounting officer)

/s/ Olav B. Bergheim	Director	March 22, 2007
Olav B. Bergheim

/s/ Robert J. Adelman, M.D.	Director	March 22, 2007
Robert J. Adelman, M.D.

/s/ James C. Blair, Ph.D.	Director	March 22, 2007
James C. Blair, Ph.D.

/s/ S. Ward Casscells, M.D.	Director	March 22, 2007
S. Ward Casscells, M.D.

/s/ Carlos A. Ferrer	Director	March 22, 2007
Carlos A. Ferrer

/s/ Lesley H. Howe	Director	March 22, 2007
Lesley H. Howe

/s/ Ronald A. Matricaria	Director	March 22, 2007
Ronald A. Matricaria

Exhibit
Number	Description
2.1	Asset Purchase Agreement dated July 10, 2003 by and among Jomed, Inc., Jomed N.V., Jomed GmBH, Jomed Benelux S.A. and Volcano Therapeutics, Inc. (filed as Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678) (the “Form S-1”), as originally filed on March 24, 2006, and incorporated herein by reference).

2.2†	Asset Transfer Agreement, by and between Pacific Rim Medical Ventures Corp and Koninklijke Philips Electronics N.V., dated July 3, 2003 (filed as Exhibit 2.2 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Form 10-Q, as originally filed on August 9, 2006, and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.3 to the Registrant’s Form 10-Q, as originally filed on August 9, 2006, and incorporated herein by reference).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.5 to the Form S-1, as originally filed on May 24, 2006, and incorporated herein by reference).

4.1	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Form S-1, as originally filed on May 24, 2006, and incorporated herein by reference).

4.2	Amended and Restated Investors’ Rights Agreement, dated February 18, 2005, by and among the Registrant and certain stockholders (filed as Exhibit 4.2 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

4.3	Warrant to Purchase Series B Preferred Stock, issued by the Registrant to Venture Lending & Leasing IV, LLC, dated September 30, 2004 (filed as Exhibit 4.4 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

4.4	Warrant to purchase shares of common stock issued by the Registrant to Silicon Valley Bank, dated July 18, 2003 (filed as Exhibit 4.8 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

4.5	Warrant to purchase shares of Series B Preferred Stock issued by the Registrant to Silicon Valley Bank, dated July 18, 2004 (filed as Exhibit 4.9 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

4.6	Rights Agreement, by and between the Registrant and American Stock Transfer & Trust Company, dated June 20, 2006 (filed as Exhibit 4.1 to the Registrant’s Form 10-Q, as originally filed on August 9, 2006, and incorporated herein by reference).

4.7	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Form 10-Q, as originally filed on August 9, 2006, and incorporated herein by reference).

10.1	Form of Indemnification Agreement for directors, chief executive officer and chief financial officer (filed as Exhibit 10.1 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

10.2*	2000 Long Term Incentive Plan and forms of Stock Option Agreements thereunder (filed as Exhibit 10.2 to the Form S-1, as originally filed on March 24, 2006, and as amended on May 6, 2006, and incorporated herein by reference).

10.3*	2005 Equity Compensation Plan and forms of Stock Option Agreements and Stock Grant Agreement thereunder (2005 Equity Compensation Plan filed as Exhibit 10.3 to the Form S-1, as originally filed on March 24, 2006, and as amended on May 6, 2006, and incorporated herein by reference).

10.3a*	2005 Equity Compensation Plan Form of Grantee Restriction Agreement.

10.4†	License Agreement by and between the Registrant and The Cleveland Clinic Foundation, dated April 30, 2002 (filed as Exhibit 10.15 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

10.5*	Employment Agreement by and between the Registrant and R. Scott Huennekens, dated February 17, 2006 (filed as Exhibit 10.16 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

10.6*	Employment Agreement by and between the Registrant and John T. Dahldorf, dated February 17, 2006 (filed as Exhibit 10.17 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

10.7	Standard Multi-Tenant Office Lease—Gross, as amended, by and between Ethan Conrad and the Registrant, dated June 13, 2005 (filed as Exhibit 10.18 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

Exhibit
Number	Description
10.8	Net Lease Agreement, as amended, by and between the Registrant and Great Scene Ventures Ltd, dated January 10, 1996 (filed as Exhibit 10.19 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

10.9	Standard Industrial/ Commercial Multi-Tenant Lease, as amended, by and between 1325 “J” Street L.P. and Jomed Incorporated, dated January 16, 2001 (filed as Exhibit 10.20 to the Form S-1, as originally filed on March 24, 2006, and as amended on May 6, 2006, and incorporated herein by reference).

10.10†	Supply Agreement by and between the Registrant and AVE Galway Limited, dated July 21, 2003 (filed as Exhibit 10.21 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

10.11	License Agreement by and between the Registrant and AVE Galway Limited, dated July 21, 2003 (filed as Exhibit 10.22 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

10.12†	International Distributor Agreement by and between Cardiometrics, Inc., Goodman Company, Ltd. and Kaneko Enterprises, Inc., entered September 17, 1994 (filed as Exhibit 10.26 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

10.13†	Distribution Agreement, as amended, by and between Goodman Company, Ltd. and the Registrant, dated September 27, 2004 (filed as Exhibit 10.27 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

10.14†	Supply and Distribution Agreement between General Electric Medical Systems Scs and the Registrant, dated March 16, 2006 (filed as Exhibit 10.28 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

10.15†	Amended and Restated Japanese Distribution Agreement by and among the Registrant, Volcano Japan Co., Ltd. and Fukuda Denshi Co., Ltd., dated March 17, 2006 (filed as Exhibit 10.29 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

10.16*	Managing Director Agreement by and between Volcano Europe NV and Mr. Michel Lussier, dated March 20, 2006 (filed as Exhibit 10.30 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

10.17†	Termination of Option to Distribute Agreement by and between Medtronic Vascular, Inc. and the Registrant, dated January 27, 2006 (filed as Exhibit 10.31 to the Form S-1, as originally filed on May 24, 2006, and incorporated herein by reference).

10.18†	Software Development and License Agreement by and between Paieon, Inc. and the Registrant dated May 10, 2006 (filed as Exhibit 10.32 to the Form S-1, as originally filed on May 24, 2006, and incorporated herein by reference).

10.19*	Director Compensation Policy (filed as Exhibit 10.33 to the Form S-1, as originally filed on June 12, 2006, and incorporated herein by reference).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See page 103).

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.