Form 10-Q
period 2007-03-31
Volcano CORP
filed 2007-05-09
CIK 1354217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large Accelerated Filer ☐           Accelerated Filer ☐           Non-accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 4, 2007
Common stock, $0.001 par value	38,345,787

VOLCANO CORPORATION
Quarterly Report on Form 10-Q for the quarter ended March 31, 2007

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
VOLCANO CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$54,385	$77,738
Short-term available-for-sale investments	42,484	17,787
Accounts receivable, net	22,725	21,575
Inventories	15,157	13,423
Prepaid expenses and other current assets	2,189	2,208

Total current assets	136,940	132,731
Restricted cash	354	352
Property and equipment, net	10,043	9,333
Intangible assets, net	11,187	11,946
Other non-current assets	695	363

	$159,219	$154,725

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,957	$8,209
Accrued compensation	6,203	5,993
Accrued expenses and other current liabilities	4,556	5,292
Deferred revenues	3,480	2,675
Current maturities of long-term debt	1,557	1,654

Total current liabilities	24,753	23,823
Long-term debt	44	66
Deferred license fee	1,313	1,375
Other	258	279

Total liabilities	26,368	25,543

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, par value of $0.001; 250,000 shares authorized; 38,309 and 37,720 shares issued and outstanding at March 31, 2007 and December 31, 2006	38	38
Additional paid-in capital	195,572	193,468
Accumulated other comprehensive loss	(411)	(302)
Accumulated deficit	(62,348)	(64,022)

Total stockholders’ equity	132,851	129,182

	$159,219	$154,725

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues	$29,579	$19,872
Cost of revenues	10,865	8,220

Gross profit	18,714	11,652
Operating expenses:
Selling, general and administrative	12,584	11,645
Research and development	4,688	4,553
Amortization of intangibles	786	774

Total operating expenses	18,058	16,972

Operating income (loss)	656	(5,320)
Interest expense	(89)	(1,312)
Interest and other income, net	1,317	291

Income (loss) before provision for income taxes	1,884	(6,341)
Provision for income taxes	210	33

Net income (loss)	$1,674	$(6,374)

Net income (loss) per share
Basic	$0.04	$(0.93)

Diluted	$0.04	$(0.93)

Weighted-average shares outstanding
Basic	37,964	6,891

Diluted	41,685	6,891

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance at December 31, 2006	37,720	$38	$193,468	$(302)	$(64,022)	$129,182
Issuance of common stock under stock option plans	554	—	803			803
Employee stock-based compensation cost			1,199			1,199
Non-employee stock-based compensation cost			95			95
Vesting of previously exercised stock options			3			3
Increase in net proceeds from public offering			4			4
Exercise of warrants	35	—				—
Comprehensive income:
Net income					1,674	1,674
Foreign currency translation adjustments				(114)		(114)
Unrealized gain on investments				5		5

Total comprehensive income						1,565

Balance at March 31, 2007	38,309	$38	$195,572	$(411)	$(62,348)	$132,851

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net income (loss)	$1,674	$(6,374)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,814	2,366
Amortization of debt discount and deferred financing fees	42	199
Amortization of investment discount, net	(168)	—
Interest capitalized as debt principal	—	1,020
Non-cash stock compensation expense	1,243	689
Gain on foreign exchange	(122)	(188)
Loss (gain) on disposal of long-lived assets	4	(34)
Changes in operating assets and liabilities:
Accounts receivable	(1,074)	1,183
Inventories	(1,672)	(1,033)
Prepaid expenses and other assets	(200)	(1,938)
Accounts payable	378	(3,342)
Accrued compensation	202	531
Accrued expenses and other liabilities	(762)	387
Deferred revenues	732	847

Net cash provided by (used in) operating activities	2,091	(5,687)

Investing activities
Purchase of short-term available-for-sale securities	(28,626)	—
Sale or maturity of available-for-sale securities	4,000	—
Capital expenditures	(1,368)	(1,170)
Cash paid for other intangibles	(28)	(37)
Proceeds from sale of long-lived assets	—	52

Net cash used in investing activities	(26,022)	(1,155)

Financing activities
Increase in net proceeds from public offering	4	—
Repayment of long-term debt	(174)	(564)
Proceeds from exercise of common stock options	803	2
Decrease in restricted cash	—	(31)

Net cash provided by (used in) financing activities	633	(593)

Effect of exchange rate changes on cash and cash equivalents	(55)	(1)
Net decrease in cash and cash equivalents	(23,353)	(7,436)
Cash and cash equivalents, beginning of period	77,738	15,219

Cash and cash equivalents, end of period	$54,385	$7,783

Supplemental disclosures
Interest capitalized as debt principal	$—	$1,020
Cash paid for interest	42	92
Cash paid for income taxes	297	20
See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Nature of Operations
Volcano Corporation (“we”, “us”, “our” or the “company”) designs, develops, manufactures and commercializes a broad suite of intravascular ultrasound, or IVUS, and functional measurement, or FM, products that we believe enhance the diagnosis and treatment of vascular and structural heart disease. Vascular disease, or atherosclerosis, is caused by the accumulation of fat-laden cells in the inner lining of the artery, leading to the formation of plaque or lesions. Accumulation of plaque in the arteries narrows the diameter of the inner channel of the artery, or the lumen, which reduces blood flow. During an IVUS procedure, an imaging catheter is placed inside an artery to produce a cross-sectional image of the size and shape of the artery’s lumen and provides information concerning the composition and density of plaque or lesions and the condition of the layers of the surrounding arterial walls. Our IVUS products consist of consoles, single-procedure disposable catheters and advanced functionality options. FM devices measure the pressure and flow characteristics of blood around plaque thereby allowing physicians to gauge the plaque’s impact on blood flow and pressure. Our FM products consist of pressure and flow consoles and single-procedure disposable pressure and flow guide wires.
We have prepared the accompanying financial information as of March 31, 2007 and for the three months ended March 31, 2007 and 2006, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2006.
In the opinion of management, the unaudited financial information as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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
Concentrations of Credit Risk
Fukuda Denshi Co., Ltd., a distributor in Japan, accounted for 5.9% and 23.8% of our revenues in the three months ended March 31, 2007 and 2006, respectively, and 8.0% and 14.4% of our accounts receivable as of March 31, 2007 and December 31, 2006, respectively. Goodman Company, Ltd., a distributor in Japan, accounted for 17.4% and 2.9% of our revenues in the three months ended March 31, 2007 and 2006, respectively, and 17.0% and 14.7% of our accounts receivable as of March 31, 2007 and December 31, 2006, respectively. No other single customer accounted for more than 10% of our revenues for any period presented and as of March 31, 2007 and December 31, 2006, no other single customer accounted for more than 10% of our accounts receivable.
Stock-Based Compensation
On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123(R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB No. 107) relating to SFAS No. 123(R) and we have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R). Prior to January 1, 2006, we accounted for share-based payments using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). In accordance with APB No. 25, stock-based compensation expense had been recognized only when the fair market value of our stock options granted to employees and directors was greater than the exercise price of the underlying stock at the date of grant.
We adopted SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, stock-based compensation cost recognized in the three months ended March 31, 2007 and 2006, includes stock-based compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and stock-based compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. See “Note 6. Stockholders’ Equity (Deficit)” for additional information.
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
Accrued warranty liability is included in accrued expenses and other current liabilities in the consolidated balance sheets. The change in the accrued warranty liability for the three months ended March 31, 2007 and 2006 is summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Balance at beginning of period	$706	$359
Warranties issued	700	151
Settlements	(419)	(172)

Balance at end of period	$987	$338

Net Income (Loss) Per Share
Basic and diluted net income (loss) per share is presented in accordance with SFAS No. 128, Earnings per Share. Basic net income (loss) per share is computed by dividing consolidated net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income per share for the three months ended March 31, 2007, is computed by dividing consolidated net income by the weighted-average number of diluted shares outstanding during the period. For the three months ended March 31, 2006, our potential dilutive shares, which include outstanding common stock options, convertible preferred stock and warrants other than those described below, have not been included in the computation of diluted net loss per share, as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. Shares issuable upon exercise of warrants to purchase common stock, which require little or no cash consideration from the holder, are included in basic net loss per share using the treasury stock method. For the three months ended March 31, 2006, warrants to purchase an aggregate of up to 3,091,216 shares of our common stock at an exercise price of $0.011 have been reflected in the calculation of basic and diluted net loss per share using the treasury stock method. These warrants were automatically exercised in connection with our June 2006 initial public offering of common stock per the original terms of the warrants.

The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share data):

	Three Months Ended
	March 31,
	2007	2006
Basic:
Net income (loss)	$1,674	$(6,374)

Weighted-average common shares outstanding:	37,964	6,891

Basic earnings (loss) per share	$0.04	$(0.93)

Diluted:
Net income (loss)	$1,674	$(6,374)
Weighted-average common shares outstanding — basic:	37,964	6,891
Dilutive effect of stock options and warrant	3,721	—

Weighted-average common shares outstanding — diluted:	41,685	6,891

Diluted earnings (loss) per share	$0.04	$(0.93)

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with SFAS No. 128, these shares were not included in calculating diluted earnings per share. For the three months ended March 31, 2007, approximately 1,123,000 stock options were excluded from the calculation of diluted earnings per share because their exercise prices rendered them anti-dilutive. The following table sets forth potential shares of common stock, as of March 31, 2006, that are not included in the diluted net loss per share calculation because their effect was anti-dilutive (in thousands):

March
31, 2006
Convertible preferred stock	18,123
Stock options outstanding	5,049
Warrants to purchase convertible preferred stock	177
Warrants to purchase common stock	49
Unvested common stock subject to repurchase	70
Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. This pronouncement recommends a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in our tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. We adopted FIN 48 effective January 1, 2007, and the adoption did not have a material impact on our consolidated financial position or results of operations.
In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 allows registrants to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings. We adopted SAB 108 as of the beginning of fiscal year 2007 and the adoption did not have a material impact on our consolidated financial position or results of operations.
In September 2006, the FASB issued SFAS No.157, Fair Value Measurements (SFAS 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 and we will adopt SFAS 157 for our fiscal year beginning

January 1, 2008. We are currently assessing the potential impact the adoption of SFAS 157 will have on our consolidated results of operations and financial position.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and we will adopt SFAS 157 for our fiscal year beginning January 1, 2008. We are currently determining whether fair value accounting is appropriate for any of the eligible items and we cannot estimate the impact, if any, the adoption of SFAS 159 will have on our consolidated results of operations and financial position.
2. FINANCIAL STATEMENT DETAILS
Cash, Cash Equivalents and Short-Term Investments
Short-term investments have been classified as available-for-sale securities. At March 31, 2007, cash, cash equivalents and investments are detailed as follows (in thousands):

			Gross	Gross
			Unrealized	Unrealized
		Gross	Losses	Losses
		Unrealized	Less Than	12 Months or	Estimated Fair
	Cost	Gains	12 Months	Longer	Value
Non interest bearing cash (U.S. and International)	$5,094	$—	$—	$—	$5,094
Money market funds (U.S.)	12,319				12,319
Corporate bonds	25,091	8	(7)		25,092
Asset backed obligations	6,460				6,460
Commercial paper	47,900	4			47,904

Total	$96,864	$12	$(7)	$—	$96,869

As of March 31, 2007, all of our investments mature within one year. These investments are recorded on the balance sheet at estimated fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss. There have not been any sales of short-term investments in any period presented.
Inventories
Inventories consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Finished goods	$3,988	$5,302
Work-in-process	4,986	2,529
Raw materials	6,183	5,592

Total	$15,157	$13,423

3. DEBT AND CREDIT FACILITIES AND WARRANTS
Our outstanding debt, including current maturities, was $1.6 million and $1.7 million at March 31, 2007 and December 31, 2006, respectively.
Revolving Credit Facility
In July 2003, to provide working capital and for general corporate purposes, we entered into a revolving credit facility agreement with a bank. Effective July 2004 and 2005, we amended this revolving credit facility and in conjunction with these amendments, the credit facility was increased from $6.0 million to $8.0 million and from $8.0 million to $10.0 million, respectively. In April 2006, the revolving credit facility was amended and renewed and in July 2006, the revolving credit facility agreement was further amended. Certain terms in the amended revolving credit facility have been modified, including the borrowing base and interest rate calculations and the covenant requirements and the term has been extended to May 2007. We intend to maintain our credit facility in the foreseeable future, although there is no guarantee that it will be extended by the bank. Borrowings under the revolving credit facility, as amended in July 2006, are limited to $10.0 million, less amounts outstanding under letters of credit, a foreign exchange reserve and the aggregate amount of cash utilization services, which are subject to sub-limits of $1.0 million, $1.0 million and $500,000, respectively. At March 31, 2007, we had no borrowings and $10.0 million was available under the revolving credit facility. The revolving credit facility is secured by substantially all of our tangible assets and certain of our intangible assets.
Senior Subordinated Debt
Pursuant to a subordinated debt agreement entered into in December 2003, we repaid the outstanding balance of $29.2 million on our senior subordinated notes, as required by their terms, with the proceeds from our June 2006 initial public offering.
Key Covenants
Our debt agreements include several covenants that place restrictions on the incurrence of debt and liens, capital expenditures, the payment of dividends and mergers. Other covenants require us to meet certain defined profitability goals and to maintain a certain minimum quick ratio. We are in compliance with all covenants and limitations included in the provisions of our loan and credit agreements as of March 31, 2007 and December 31, 2006.
4. INTANGIBLE ASSETS
Intangible assets consist of developed technology, customer relationships, licenses, and patents and trademarks, which are amortized using the straight-line method over periods ranging from three to ten years, representing the estimated useful lives of the assets. During the three months ended March 31, 2007, we recorded intangible asset additions of $28,000 related to internally developed patents and trademarks.
Intangible assets subject to amortization, by major class, consist of the following (in thousands):

	March 31, 2007
				Weighted-
		Accumulated		Average Life
	Cost	Amortization	Net	(in years)

Developed technology	$12,469	$7,194	$5,275	6.5
Licenses	7,034	2,924	4,110	8.6
Customer relationships	1,674	966	708	6.5
Patents and trademarks	1,397	303	1,094	9.1

	$22,574	$11,387	$11,187	7.2

At March 31, 2007, future amortization expense associated with our intangible assets is expected to be as follows (in thousands):

2007 (nine months)	$2,264
2008	2,984
2009	2,984
2010	808
2011	808
Thereafter	1,339

Total	$11,187

5. COMMITMENTS AND CONTINGENCIES
Litigation
We are a party to various claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred and were not material in any period reported. Additionally, we assess, in conjunction with our legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. We believe that the ultimate disposition of these matters will not have a material impact on our results of operations, financial position or cash flows.
Purchase Commitments
We have obligations under non-cancelable purchase commitments, primarily for production materials. As of March 31, 2007, the future minimum payments under these non-cancelable purchase commitments, all requiring payment in 2007, totaled $5.8 million.
Indemnification
Our supplier, distributor and collaboration agreements generally include certain provisions for indemnification against liabilities if our products are recalled, infringe a third-party’s intellectual property rights or cause bodily injury due to alleged defects in our products. In addition, we have agreements with our Board of Directors, our President and Chief Executive Officer and our Chief Financial Officer indemnifying them against liabilities arising from such actions. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.
6. STOCKHOLDERS’ EQUITY
In May 2006, our stockholders approved a resolution to increase the number of authorized shares of our common stock to 250,000,000 and to increase the number of shares subject to our 2005 equity compensation plan by 2,272,727 shares to a total of 8,162,558. As of March 31, 2007, we have reserved 6,416,000 shares and 127,400 shares of our common stock for the issuance of options under our stock option plans and the exercise of common stock warrants, respectively. The increase to the authorized shares became effective upon the completion of our initial public offering.
Stockholders Rights Plan
In May 2006, our stockholders approved a stockholders rights plan and a classified board of directors with staggered terms of election. Pursuant to the stockholder rights plan, we declared and paid a dividend of one right for each share of common stock. Unless redeemed prior to the time the rights are exercised, upon the occurrence of certain events, the rights will entitle the holders to receive shares of our preferred stock, or shares of an acquiring entity. The stockholders rights plan and the classified board of directors became effective upon the completion of our initial public offering in June 2006.
Public Offerings of our Common Stock
On June 15, 2006, we completed an initial public offering in which 7,820,000 shares of our common stock were sold to the public at an offering price of $8.00 per share. The initial public offering resulted in net proceeds of $54.5 million, after deducting offering expenses and underwriting discounts and commissions. Of the net proceeds, $29.2 million was used to repay our senior subordinated debt, as required by its terms and $750,000 was used to pay the outstanding balance of our short-term debt. In conjunction with the offering, all of our outstanding shares of preferred stock were converted into 18,123,040 shares of our common stock immediately prior to the closing of the offering and certain warrants to purchase 3,103,943 shares of our common stock were by their terms, automatically exercised on a cash-less basis upon the closing of the offering, resulting in the net issuance of 3,097,943 shares of our common stock.
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
Warrants
As of March 31, 2007, there is a warrant outstanding to purchase 127,400 shares of our common stock at a price of $3.30 per share. The warrant is immediately exercisable by the holder and expires on March 31, 2011.
Stock-Based Compensation
As of March 31, 2007, we have granted options under the 2005 Equity Compensation Plan (the 2005 Plan) and the 2000 Long Term Incentive Plan (the 2000 Plan) under which a maximum aggregate number of 8,162,558 shares of our common stock may be issued or transferred to our employees, non-employee directors and consultants. Effective October 2005, all options will be granted under the 2005 Plan. Options previously granted under the 2000 Plan that are cancelled or expire will increase the shares available for grant under the 2005 Plan. The terms of grant vary by plan and as of March 31, 2007, 1,256,865 shares remained available to grant.
The following table sets forth stock-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Three Months
	Ended
	March 31,
	2007	2006
Cost of revenues	$112	$68
Selling, general and administrative	923	506
Research and development	208	115
Included in the table above is $95,000 and $136,000 of stock-based compensation expense related to non-employees in the three months ended March 31, 2007 and 2006, respectively. Additionally, there was $203,000 and $152,000 of total stock-based compensation cost capitalized in inventory as of March 31, 2007 and December 31, 2006, respectively.
We have not recognized, and we do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on our net deferred tax assets and our net operating loss carryforwards.
We use the Black-Scholes-Merton option-pricing model (“Black-Scholes model”). Option valuation models require the input of highly subjective assumptions including the expected life of the stock-based award and the expected stock price volatility. The assumptions discussed here represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the recorded and pro forma stock-based compensation expense could have been materially different. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from the estimate, the stock-based compensation expense could be materially different.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions:

	Three Months Ended
	March 31,
	2007	2006
Risk-free interest rate	4.8% - 4.9%	4.6%
Expected life (years)	4.75	4.75
Estimated volatility	54%	61%
Expected dividends	None	None
Risk-Free Interest Rate—We base the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury constant maturity securities with the same or substantially equivalent remaining term.
Expected Life—Our expected life represents the period that the stock-based awards are expected to be outstanding. With the adoption of SFAS No. 123(R) on January 1, 2006, as permitted by SAB No. 107, we adopted a temporary “shortcut approach” to developing the estimate of the expected term of an employee stock option. Under this approach, the expected life is presumed to be the mid-point between the vesting date and the contractual end of the option grant. The “short-cut approach” is not permitted for options granted, modified or settled after December 31, 2007. Prior to the adoption of SFAS No. 123(R), the expected life of our stock options was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of our share-based awards.
Estimated Volatility—We calculate volatility based upon the trading history and implied volatility of the common stock of comparable medical device companies in determining an estimated volatility when using the Black-Scholes option-pricing formula to determine the fair value of options granted.
Expected Dividends—Since we have not declared any dividends in the past, we use a zero value for the expected dividend value factor when using the Black-Scholes option-pricing formula to determine the fair value of options granted.
Estimated Forfeitures—When estimating forfeitures, we considered voluntary and involuntary termination behavior as well as analysis of actual option forfeitures.
A summary of the status of our non-vested shares as of March 31, 2007 and changes during the three months ended March 31, 2007 is as follows:

		Weighted-Average
		Grant Date Fair
	Shares	Value
Non-vested shares at December 31, 2006	1,891,033	$3.94
Grants of options	1,071,456	9.34
Vesting of options	(301,042)	3.96
Forfeitures or expirations of options	(29,729)	5.46

Non-vested shares at March 31, 2007	2,631,718	6.12

Option activity for the three months ended March 31, 2007 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Life	intrinsic value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2006	4,672,408	$2.98
Grants of options	1,071,456	19.15
Exercises	(554,669)	1.45
Forfeitures or expirations	(29,729)	9.52

Outstanding and exercisable at March 31, 2007	5,159,466	6.46	6.8	$60,798

Vested and expected to vest as of March 31, 2007	5,077,161	6.36	6.8	$60,340

As required by SFAS No. 123(R), we made an estimate of expected forfeitures and we are recognizing compensation cost only for those equity awards expected to vest.
The total intrinsic value of stock options exercised during the three months ended March 31, 2007 was $9.5 million, which represents the difference between the exercise price of the option and the estimated fair value of our common stock on the dates exercised. As of March 31, 2007, $14.9 million of total unrecognized compensation cost related to stock options issued to employees is expected to be recognized over a weighted average term of 3.2 years.
7. SEGMENT AND GEOGRAPHIC INFORMATION
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
Revenues for the three months ended March 31, 2007 and 2006 based on geographic location are summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Revenues:
United States	$15,227	$9,916
Japan	7,651	5,308
Europe, the Middle East and Africa	5,309	3,684
Rest of world	1,392	964

	$29,579	$19,872

8. Related Parties
Medtronic, Inc. and Its Affiliates
We have collaborations with Medtronic, Inc. and certain of its affiliates (collectively, Medtronic). Medtronic was an investor in our Series B Preferred Stock. In connection with our initial public offering in June 2006, their investment in our preferred stock automatically converted into shares of our common stock. In December 2006, Medtronic’s ownership in our company was reduced when they sold common stock as a selling stockholder in an underwritten public offering of our common stock.
In July 2003, we were paid a $2.5 million license fee by Medtronic in exchange for the fully paid, royalty-free, perpetual, irrevocable, worldwide license. The license fee has been deferred and is being recognized as revenue over the estimated 10-year term of the agreement. The amount recorded in revenues totaled $62,500 during each the three month periods ended March 31, 2007 and 2006. At March 31, 2007, the amount deferred was $1.6 million, of which $250,000 was reflected in the current portion of deferred revenues. In addition, we recorded revenues related to the sale of a component of our IVUS catheter totaling $48,000 and $297,000 to Medtronic during the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007 and December 31, 2006, there was $48,000 and $5,000 due from Medtronic, respectively.
9. Provision for Income Taxes
We accrue interest and penalties on underpayment of income taxes related to unrecognized tax benefits as a component of income tax expense in our consolidated statements of operations. No amounts were recognized for interest and penalties upon adoption of FIN 48 or during the three months ended March 31, 2007.
We are subject to taxation in the U.S. and various state and foreign jurisdictions. We have not been audited by any jurisdiction since our inception in 2000. We are open for audit by the U.S. Internal Revenue Service and state tax jurisdictions from our inception in 2000 to 2006. We are open for audit by Belgian and various European tax jurisdictions from the inception of Volcano Europe S.A./N.V. in 2003 to 2006. We are open for audit by Japanese tax jurisdictions since the inception of Volcano Japan Co. Ltd. in 2006.
For the three month periods ended March 31, 2007 and 2006, we recorded a provision for income taxes of approximately $210,000 and $33,000, respectively, consisting primarily of foreign income taxes, domestic state taxes and federal alternative minimum tax.

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
We have corporate infrastructure in the United States, Europe and Japan, direct sales capabilities in the United States and a combination of direct sales and distribution relationships in international markets, including Japan, Europe, the Middle East, Africa, Canada, Asia Pacific and Latin America. Our corporate headquarters, located in Rancho Cordova, California, contains our worldwide manufacturing and research and development operations. We have sales offices in Alpharetta, Georgia and Tokyo, Japan, sales and distribution offices in Zaventem, Belgium, a third-party distribution facility in Chiba, Japan, a research and development facility in Cleveland, Ohio and an administrative office in San Diego, California.
We have focused on building our U.S. and international sales and marketing infrastructure to market our products to physicians and technicians who perform percutaneous interventional procedures in hospitals and to other personnel who make purchasing decisions on behalf of hospitals. As of March 31, 2007, we had approximately 530 worldwide employees, including approximately 250 manufacturing employees, 120 sales and marketing employees and 68 research and development employees. Included in the 120 sales and marketing employees are 16 marketing employees, 85 sales and sales support employees in the United States, 12 sales and sales support employees in Europe, 6 sales and sales support employees in Japan and one direct sales representative responsible for Asia.
In the three months ended March 31, 2007 and 2006, 18.2% and 18.5%, respectively, of our revenues and 14.1% and 12.2%, respectively, of our operating expenses were denominated in foreign currencies, primarily the Euro. As a result, we are subject to risks related to fluctuations in foreign currency exchange rates, which could affect our operating results in the future.
Our IVUS products are comprised of consoles, single-procedure disposable catheters and advanced functionality options. Our family of consoles includes the IVUS In-Vision Gold, or IVG, and the PC-based s5. The s5 family of products was launched in 2006 and is our primary console offering. We are developing advanced functionality options including real-time VH IVUS, IVUS and angiographic image co-registration, and phased array and rotational catheter compatibility. Our single-procedure disposable IVUS catheters only operate and interface with our family of IVUS consoles. We believe we are the only company worldwide that offers both phased array and rotational catheters.
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

As of March 31, 2007, we had a worldwide installed base of over 1,900 IVUS consoles and over 700 FM consoles. We intend to grow and leverage this installed base to drive recurring sales of our single-procedure disposable catheters and guide wires. In the three months ended March 31, 2007, the sale of our single-procedure disposable catheters and guide wires accounted for $22.6 million, or 76.4% of our revenues, a $5.6 million, or 33.2%, increase from the same period in 2006, in which the sale of our single-procedure disposable catheters and guide wires accounted for $17.0 million, or 85.3% of our revenues.
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
We completed our initial public offering on June 15, 2006 in which we sold 7,820,000 shares of our common stock to the public at an offering price of $8.00 per share. The initial public offering resulted in net proceeds of $54.5 million, after deducting offering expenses and underwriting discounts and commissions. Of the net proceeds, $29.2 million was used to repay our senior subordinated debt, as required by its terms. In addition, through March 31, 2007, $2.9 million was used for other debt repayment, $4.0 million was used for capital expenditures and $312,000 was used for the acquisition of intangibles. The remaining net proceeds have been invested in short-term investments in accordance with our investment policy. In conjunction with our initial public offering, all our outstanding shares of preferred stock were converted into 18,123,040 shares of our common stock immediately prior to the closing of the offering and certain warrants to purchase 3,103,943 shares of our common stock were, by their terms, automatically exercised on a cash-less basis upon the closing of the offering, resulting in the net issuance of 3,097,943 shares of our common stock.
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
Revenues. We derive our revenues primarily from the sale of our IVUS and FM consoles and single-procedure disposables. In the three months ended March 31, 2007, 85.0% of our revenues were derived from the sale of our IVUS consoles and IVUS single-procedure disposables, as compared with 83.1% in the three months ended March 31, 2006. Other revenues consist primarily of spare parts sales, service and maintenance revenues, shipping and handling revenues and license fees from Medtronic, Inc.
Our sales in the United States are generated by our direct sales representatives and our products are shipped to hospitals throughout the United States from our facility in Rancho Cordova, California. Our international sales are generated by our direct sales representatives or through independent distributors and are shipped throughout the world from our facilities in Rancho Cordova, California, Zaventem, Belgium and Chiba, Japan.
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
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and other related costs for personnel serving the sales, marketing, executive, finance, information technology and human resource functions. Other costs include travel and entertainment expenses, facility costs, trade show, training and other promotional expenses, professional fees for legal and accounting services and stock-based compensation expense. We expect that our selling, general and administrative expenses will increase as we add sales personnel and as we continue to be subject to the reporting obligations applicable to public companies, including compliance with the requirements under the 2002 Sarbanes-Oxley Act.
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
Interest Expense. Interest expense is comprised primarily of interest expense on our notes payable, short-term debt and term loans and the amortization of debt discount and deferred financing fees. We expect interest expense in 2007 to decrease as a result of the June 2006 repayment of the outstanding balance of $29.2 million on our senior subordinated notes and as we continue to pay down our remaining debt balances in 2007 and 2008.
Interest and Other Income (Expense), Net. Interest and other income (expense), net is comprised of interest income from our cash and cash equivalents, interest from our short-term available-for-sale investments and gains and losses on foreign currency transaction.
Provision for Income Taxes. Provision for income taxes is comprised of Federal, state, local and foreign income taxes.
Due to uncertainty surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance against these assets in the United States and Europe. Federal and state income tax expense reflects current taxes expected to be paid. Foreign tax expense includes current taxes expected to be paid in Europe and current and deferred tax expense on income reported in Japan.

Results of Operations
The following table sets forth items derived from our consolidated statements of operations for the three months ended March 31, 2007 and 2006, expressed as dollar amounts (in thousands) and as a percentage of revenues:

	Three Months Ended March 31,
	2007		2006
Revenues	$29,579	100.0%	$19,872	100.0%
Cost of revenues	10,865	36.7	8,220	41.4

Gross profit	18,714	63.3	11,652	58.6
Operating expenses:
Selling, general and administrative	12,584	42.5	11,645	58.6
Research and development	4,688	15.8	4,553	22.9
Amortization of intangibles	786	2.7	774	3.9

Total operating expenses	18,058	61.0	16,972	85.4

Operating income (loss)	656	2.2	(5,320)	(26.8)
Interest expense	(89)	(0.3)	(1,312)	(6.6)
Interest and other income, net	1,317	4.5	291	1.5

Income (loss) before provision for income taxes	1,884	6.4	(6,341)	(31.9)
Provision for income taxes	210	0.6	33	0.2

Net income (loss)	$1,674	5.7%	$(6,374)	(32.1)%

The following table sets forth our revenues by geography expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Three Months Ended March 31,
			Percentage
	2007	2006	Change
Revenues(1):
United States	$15,227	$9,916	53.6%
Japan	7,651	5,308	44.1
Europe, the Middle East and Africa	5,309	3,684	44.1
Rest of world	1,392	964	44.4

	$29,579	$19,872	48.8

(1)	Revenues are attributed to countries based on location of the customer, except for original equipment manufacturer revenues which are attributed to the geography of the legal entity invoicing.
The following table sets forth our revenues by product expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Three Months Ended March 31,
			Percentage
	2007	2006	Change
IVUS:
Consoles	$5,823	$2,012	189.4%
Single-procedure disposables	19,314	14,501	33.2
FM:
Consoles	409	380	7.6
Single-procedure disposables	3,277	2,457	33.4
Other	756	522	44.8

	$29,579	$19,872	48.8

Comparison of Three Months Ended March 31, 2007 and 2006
Revenues. Revenues increased $9.7 million, or 48.8%, to $29.6 million in the three months ended March 31, 2007, as compared to revenues of $19.9 million in the three months ended March 31, 2006. In the three months ended March 31, 2007, IVUS revenue increased $8.6 million, or 52.2%, compared with the same period in 2006. The $8.6 million increase is comprised of $4.8 million, or 33.2%, from higher sales volume of our single-procedure disposable IVUS products and $3.8 million, or 189.4%, from an increase in sales of our IVUS consoles. The increase in IVUS console revenues in the three months ended March 31, 2007, resulted from higher sales volume of our newer s5 family of consoles compared with sales of our discontinued IVG consoles during the same period in 2006. Our FM revenues increased $849,000, or 29.9%. Increases in revenues were realized across all our key markets.
Cost of Revenues. Cost of revenues increased $2.6 million, or 32.2%, to $10.9 million, or 36.7% of revenues in the three months ended March 31, 2007, from $8.2 million, or 41.4% of revenues in the three months ended March 31, 2006. The decrease in cost of revenues as a percent of revenues in the three months ended March 31, 2007 is primarily due to the sale of higher margin s5 consoles as compared to previous generation lower margin IVG consoles sold during the three months ended March 31, 2006, an increase in the average selling price and a decrease in production cost of certain IVUS catheters.
Gross margin was 63.3% of revenues in the three months ended March 31, 2007 as compared to 58.6% of revenues in the three months ended March 31, 2006. The improvement in gross margin in the three months ended March 31, 2007 as compared with the three months ended March 31, 2006 was primarily a result of sales of our higher margin s5 consoles in 2007 as compared to our lower margin IVG IVUS consoles in 2006. Additionally, gross margins were favorably affected by increases in the average selling price and production cost decreases for certain IVUS disposable catheters, partially offset by higher freight expenses and warranty reserves.
Selling, General and Administrative. Selling, general and administrative expenses increased $939,000, or 8.1%, to $12.6 million, or 42.5% of revenues in the three months ended March 31, 2007, as compared to $11.6 million, or 58.6% of revenues in the three months ended March 31, 2006. The increase in the three months ended March 31, 2007 as compared with the three months ended March 31, 2006 was primarily due to higher stock-based compensation expense, increased information technology expense, facility expense and payroll-related expense due to increased headcount. The increase was also due to higher professional fees as a result of becoming a publicly traded company in June 2006.
Research and Development. Research and development expenses increased $135,000, or 3.0%, to $4.7 million, or 15.8% of revenues in the three months ended March 31, 2007, as compared to $4.6 million, or 22.9% of revenues in the three months ended March 31, 2006. The increase in research and development expenses in the three months ended March 31, 2007, was primarily due to higher clinical and regulatory expenses, stock-based compensation expense, and payroll-related costs associated with increased headcount. These increases were partially offset by a decrease in product development costs in the three months ended March 31, 2007, associated with the development of the s5 IVUS console during the same period in 2006.
Amortization of Intangibles. Amortization expense increased $12,000, or 1.6%, to $786,000, or 2.7% of revenues in the three months ended March 31, 2007, as compared to $774,000, or 3.9% of revenues in the three months ended March 31, 2006. The increase in amortization expense was related to internally developed patent and trademark costs incurred and capitalized in 2006.
Interest Expense. Interest expense decreased $1.2 million, or 93.2% to $89,000, or 0.3% of revenues in the three months ended March 31, 2007, as compared to $1.3 million, or 6.6% of revenues in the three months ended March 31, 2006. This decrease was entirely due to a reduction in debt primarily from the pay down of $29.2 million of our senior subordinated notes in June 2006.
Interest and Other Income, Net. Interest and other income, net was $1.3 million in the three months ended March 31, 2007, as compared to $291,000 in the three months ended March 31, 2006. The change in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was primarily attributable to a $1.1 million increase in interest income due to higher cash and cash equivalents and short-term available-for-sale investment balances following our June 2006 initial public offering and our December 2006 secondary offering.
Provision for income taxes. Provision for income taxes for the three months ended March 31, 2007 and March 31, 2006 was $210,000 and $33,000, respectively. The increase is principally attributable to higher foreign income taxes in 2007.

Liquidity and Capital Resources
Sources of Liquidity
At March 31, 2007, our cash and cash equivalents and short-term available-for-sale investments totaled $96.9 million. We invest our excess funds in short-term securities issued by corporations, banks, municipalities and financial holding companies and in money market funds comprised of these same types of securities.
On June 15, 2006, we completed an initial public offering of 7,820,000 shares of our common stock, which included 1,020,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option. Proceeds of the offering, after deducting offering expenses and underwriting discounts and commissions were $54.5 million. Pursuant to a subordinated debt agreement entered into in December 2003, we repaid the outstanding balance of $29.2 million on our senior subordinated notes, as required by their terms, with a portion of the proceeds from our initial public offering.
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
At March 31, 2007, our accumulated deficit was $62.3 million. Since inception, we have generated significant operating losses and as a result we did not generate sufficient cash flow to fund our operations and the growth in our business. Accordingly, we had financed our operations and acquisitions primarily through the issuances of $62.5 million of preferred stock, $20.0 million of senior subordinated notes and $7.0 million of term loans. These issuances of equity and debt were supplemented with borrowings from our revolving credit facility and equipment financing arrangements. In addition, in July 2003, we financed a portion of our acquisition of certain IVUS patents and technology by entering into a non-interest bearing note with Philips in the amount of $3.3 million. The issuances of our senior subordinated notes, term loans and our revolving credit facility included warrants to purchase our Series B preferred stock, which automatically converted into warrants to purchase common stock upon the completion of our initial public offering, or our common stock.
In July 2006, our revolving credit facility was amended and certain terms were modified, including the borrowing base and interest rate calculations and the covenant requirements, and the term was extended to May 31, 2007. At March 31, 2007, borrowings under our revolving credit facility were limited to $10.0 million, less amounts outstanding under letters of credit, a foreign exchange reserve and the aggregate amount of cash utilization services, which are subject to sub-limits of $1.0 million, $1.0 million and $500,000, respectively. Our revolving credit facility bears interest at the bank’s rate. The revolving credit facility is secured by substantially all of our tangible assets and certain of our intangible assets. At March 31, 2007, we had no borrowings and $10.0 million was available under our revolving credit facility.
We are subject to financial covenants requiring us to meet certain defined profitability goals and to maintain a certain minimum quick ratio. In addition, we are subject to several covenants that place restrictions on our ability to incur additional debt and liens, pay dividends and sell or dispose of any of our assets outside the normal course of business. Under our revolving credit facility, the minimum quick ratio requirement is 1.50 to 1 and the maximum net loss amount is $1.5 million for the quarter ended March 31, 2007. We are in compliance with all covenants and limitations included in the provisions of our loan agreements and credit facilities as of March 31, 2007.

Cash Flows
Cash Flows from Operating Activities. Cash provided by operating activities of $2.1 million for the three months ended March 31, 2007 reflected our net income of $1.7 million, adjustments for non-cash expenses consisting primarily of depreciation and amortization of $1.8 million and stock-based compensation expense of $1.2 million. These amounts were partially offset by a $1.7 million increase in inventory and a $1.1 million increase in accounts receivable. The increase in inventory and accounts receivable was primarily due to the timing of receipts and payments as well as increased sales and manufacturing activity.
Cash used in operating activities of $5.7 million for the three months ended March 31, 2006 reflected our net loss of $6.4 million, offset by adjustments for non-cash expenses consisting primarily of $2.4 million in depreciation and amortization, $1.0 million capitalized as debt principal and $689,000 in stock-based compensation expense. In addition, accounts receivable decreased $1.2 million and liabilities, excluding accounts payable, increased $1.8 million. These sources of cash were offset by a $1.0 increase in inventories, a $1.9 million increase in prepaid expenses and other current assets and a $3.3 million decrease in accounts payable. These changes are due to the timing of payments and costs incurred prior to the consummation of our June 2006 initial public offering.
Cash Flows from Investing Activities. Cash used in investing activities was $26.0 million in the three months ended March 31, 2007 and $1.2 million in the three months ended March 31, 2006. During the three months ended March 31, 2007, $28.6 million was used to purchase short-term available-for-sale securities and $1.4 million was used for capital expenditures, primarily for medical diagnostic equipment. This was partially offset by $4.0 million from the maturity of short-term available-for-sale securities. Cash used in investing activities during the three months ended March 31, 2006 was primarily from capital expenditures for medical diagnostic equipment and manufacturing equipment.
Capital expenditures were $1.4 million in the three months ended March 31, 2007. We expect that our capital expenditures in 2007 will be approximately $6.0 million, primarily for the purchase of medical diagnostic equipment and equipment to support our research and development activities.
Cash Flows from Financing Activities. Cash provided by financing activities was $633,000 in the three months ended March 31, 2007, primarily due to $803,000 in proceeds from the exercise of employee stock options, partially offset by the repayment of $174,000 of long-term debt. Cash used in financing activities was $593,000 in the three months ended March 31, 2006, primarily due to the repayment of $564,000 in long-term debt.
Future Liquidity Needs
Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our sales growth, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies and market and regulatory developments. As of March 31, 2007, we believe our current cash and cash equivalents, our short-term available-for-sale investments and, if required, borrowings under our revolving credit facility, will be sufficient to fund working capital requirements, capital expenditures, debt service and operations for at least the next 12 months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.
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
As of March 31, 2007, we have Federal and state net operating loss carryforwards of $38.0 million and $17.0 million, respectively, available to reduce future taxable income if we become profitable. We expect to utilize our available net operating loss carryforwards to reduce future tax obligations in the event we are successful in achieving profitability. However, limitations on our ability to use net operating loss carryforwards and other minimum state taxes may increase our overall tax obligations.

Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and there have been no material changes other than to the income taxes policy discussed below .
Our accounting policy for income taxes was recently modified due to the adoption of Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48) and is described below.
In June 2006, the Financial Accounting Standards Board (FASB) issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect our operating results. We adopted FIN 48 effective January 1, 2007, and the adoption did not have a material impact on our consolidated financial position or results of operations.
Off-Balance Sheet Arrangements
As of March 31, 2007, we did not have any off-balance sheet arrangements that have or are reasonably likely to have current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
Our exposure to interest rate risk at March 31, 2007, is related to the investment of our excess cash into highly liquid, short-term financial investments. We invest in money market funds in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments. Due to the short-term nature of our investments, we have assessed that there is no material exposure to interest rate risk arising from them.
Our exposure to interest rate risk at March 31, 2007 also relates to our variable rate debt. Our revolving credit facility bears interest at the bank’s prime rate. At March 31, 2007, the interest rate on our revolving credit facility was 8.5% and no borrowings were outstanding. Based on our maximum credit limit of $10.0 million under the revolving credit facility, a one hundred basis point change in the bank’s prime rate would impact net interest expense by $100,000 over a twelve month period.
We are exposed to foreign currency risk related to our European operations, including Euro denominated intercompany receivables. We also have a note payable denominated in Euros with a third party. Because our intercompany receivables and our note payable are accounted for in Euros, any appreciation or devaluation of the Euro will result in a gain or loss to the consolidated statements of operations.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers have concluded that, as of March 31, 2007, our disclosure controls and procedures were effective.
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
Changes in internal control over financial reporting
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report on Form 10-Q. There were no changes in our internal control over financial reporting during such period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
This “Risk Factors” section provides updated information in certain areas from the “Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Annual Report). Set forth below are certain risk factors that have been expanded or updated from the Annual Report on Form 10-K. The risks and uncertainties described in the Annual Report, as expanded or updated below do not constitute all the risk factors that pertain to our business, but we do believe that they reflect the more important ones. Please review our Annual Report on Form 10-K for a complete listing of “Risk Factors” that pertain to our business.
We have a limited operating history, have incurred significant operating losses since inception and cannot assure you that we will achieve profitability.
We were formed in January 2000 and until 2003 were a development stage company substantially devoted to the research and development of tools designed to diagnose vulnerable plaque. In July 2003, we acquired substantially all of the assets related to the IVUS and functional measurement, or FM, product lines from Jomed, Inc., or the Jomed Acquisition, and commenced the manufacturing, sale and distribution of IVUS and FM products. We have yet to demonstrate that we have sufficient revenues to become a sustainable, profitable business. Even if we do achieve significant revenues, we expect our operating expenses will increase as we expand our business to meet anticipated growing demand for our products and as we devote resources to our sales, marketing and research and development activities. If we are unable to reduce our cost of revenues and our operating expenses, we may not achieve profitability. As of March 31, 2007, we had an accumulated deficit of $62.3 million. Although we have reported net income after taxes in the three month periods ended September 30, 2006, December 31, 2006 and March 31, 2007, we expect to experience quarterly fluctuations in our revenues due to the timing of capital purchases by our customers and to a lesser degree the seasonality of disposable consumption by our customers and our expenses as we make future investments in research and development, selling and marketing and general and administrative activities that will cause us to experience variability in our reported earnings and losses in future periods. Failure to achieve and sustain profitability would negatively impact the market price of our common stock.
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

With respect to our IVUS products, our biggest competitor is Boston Scientific. We also compete in Japan with Terumo Corporation. Boston Scientific, Terumo and other potential competitors are substantially larger than us and may enjoy competitive advantages, including:
•	more established distribution networks;

•	entrenched relationships with physicians;

•	products and procedures that are less expensive;

•	broader range of products and services that may be sold in bundled arrangements;

•	greater experience in launching, marketing, distributing and selling products;

•	greater experience in obtaining and maintaining the FDA and other regulatory clearances and approvals;

•	established relationships with healthcare providers and payors; and

•	greater financial and other resources for product development, sales and marketing, acquisitions of products and companies, and intellectual property protection.
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
We have collaborations with Medtronic, Inc. and certain of its affiliates, or Medtronic, The Cleveland Clinic Foundation, GE and Philips. In each collaboration, we combine our technology or core capabilities with that of the third party to either permit greater penetration into markets, as in the case of Medtronic, GE and Philips, or enhance the functionality of our current and planned products, as in the case of The Cleveland Clinic Foundation.
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
A significant portion of our annual revenue is derived from sales to our Japanese distributors, Fukuda Denshi and Goodman. In the three months ended March 31, 2007, we generated revenues of $1.7 million from sales to Fukuda Denshi and revenues of $5.1 million from sales to Goodman. Additionally, Fukuda Denshi has sub-distribution agreements with other parties who act as sub-distributors of our products. While these multi-level agreements allow us to access specific customers and markets, they create complex distribution arrangements and increase our reliance on our Japanese distributors. We entered into an agreement with Fukuda Denshi in March 2006 that extended our commercial relationship though June 2012. This agreement became effective upon the transfer of the related regulatory approvals held by Fukuda Denshi, which took place on June 1, 2006. A significant change in our relationship with our distributors or in the relationships between our distributors may have a negative impact on our ability to sustain and grow our business in Japan.
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
We derive, and anticipate we will continue to derive, a significant portion of our revenues from operations in Japan and Europe. In the three months ended March 31, 2007, revenues to customers located in Japan and Europe were $7.7 million and $5.3 million, representing 25.9% and 17.9%, respectively, of our total revenue. As we expand internationally, we will need to hire, train and retain qualified personnel for our direct sales efforts and retain distributors and train their personnel in countries where language, cultural or regulatory impediments may exist. We cannot ensure that distributors, physicians, regulators or other government agencies will accept our products, services and business practices. In addition, we purchase some components on the international market. The sale and shipment of our products and services across international borders, as well as the purchase of components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions, including:
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

Our products may in the future be subject to product recalls or voluntary market withdrawals that could harm our reputation, business and financial results.
The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture that could affect patient safety. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious adverse health consequences or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated recall or voluntary recall or market withdrawal by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls or voluntary withdrawals of any of our products would divert managerial and financial resources, and have an adverse effect on our financial condition and results of operations. A recall or voluntary withdrawal could harm our reputation with customers, affect revenues and negatively affect our stock price.
We depend on one distributor to hold the shonins related to our FM products imported into Japan and for ongoing regulatory compliance, and difficulties involving this relationship will impair our ability to sell our FM products in Japan.
Goodman currently distributes our FM products in Japan and is responsible for Japanese regulatory compliance in relation to these products, including obtaining and maintaining the applicable shonins and ensuring ongoing compliance with Japanese laws and regulations relating to importation and sale. We have neither the capability nor the authority to import or sell our FM products in Japan and are dependent on Goodman to do so. In the three months ended March 31, 2007 and 2006, sales of our FM products in Japan accounted for 19.2% and 16.0%, respectively, of our FM product revenues and 2.4% and 2.3%, respectively, of our total revenues. Our distribution relationship with Goodman is based on an agreement executed in 1994. By its terms, this agreement expired in 1999 unless extended by mutual written agreement. No formal amendment to the agreement has extended its terms. However, Goodman and we have continued to operate in accordance with its terms, including the adoption of new pricing exhibits, placement and fulfillment of orders, and payment of invoices, since we acquired certain FM assets in 2003. If Goodman fails to maintain regulatory compliance related to our FM products, we will be unable to sell our FM products in Japan. Furthermore, if Goodman successfully argues that it is under no obligation to distribute our FM products and ceases to distribute our FM products, we will no longer be able to sell our FM products in Japan.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On January 5, 2007, warrants covering 43,188 shares of our common stock were exercised on a cash-less basis resulting in the net issuance of 34,833 shares of our common stock. The exercise price of the warrants was $3.30 and the fair market value of our common stock on the date of exercise was $17.06. These warrants were issued to a bank on July 18, 2003, in connection with the granting to us of a revolving credit facility.
Use of Proceeds
On June 15, 2006, we completed an initial public offering of 7,820,000 shares of our common stock, which included 1,020,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option. Proceeds from our initial public offering, after deducting offering expenses and underwriting discounts and commissions, were $54.5 million. Pursuant to a subordinated debt agreement entered into in December 2003, we repaid the outstanding balance of $29.2 million on our senior subordinated notes, as required by their terms, with a portion of the proceeds from our initial public offering. In addition, through March 31, 2007, $2.9 million was used for other debt repayment, $4.0 million was used for capital expenditures and $312,000 was used for the acquisition of intangibles. The remaining net proceeds have been invested in short-term investments in accordance with our investment policy.
We expect to use the remaining net proceeds from our initial public offering for sales and marketing initiatives to support the ongoing commercialization of our products and to use the remainder of our net proceeds for research and development activities and general corporate purposes.

Item 6. Exhibits

Exhibit
No.	Description of Exhibit
2.1	Asset Purchase Agreement dated July 10, 2003 by and among Jomed, Inc., Jomed N.V., Jomed GmBH, Jomed Benelux S.A. and Volcano Therapeutics, Inc. (filed as Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678) (the “Form S-1”), as originally filed on March 24, 2006, and incorporated herein by reference).

2.2	Asset Transfer Agreement, by and between Pacific Rim Medical Ventures Corp and Koninklijke Philips Electronics N.V., dated July 3, 2003 (filed as Exhibit 2.2 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Form 10-Q, as originally filed on August 9, 2006, and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.3 to the Registrant’s Form 10-Q, as originally filed on August 9, 2006, and incorporated herein by reference).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.5 to the Form S-1, as originally filed on May 24, 2006, and incorporated herein by reference).

4.1	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Form S-1, as originally filed on May 24, 2006, and incorporated herein by reference).

4.2	Amended and Restated Investors’ Rights Agreement, dated February 18, 2005, by and among the Registrant and certain stockholders (filed as Exhibit 4.2 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

4.3	Warrant to Purchase Series B Preferred Stock, issued by the Registrant to Venture Lending & Leasing IV, LLC, dated September 30, 2004 (filed as Exhibit 4.4 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

4.4	Warrant to purchase shares of common stock issued by the Registrant to Silicon Valley Bank, dated July 18, 2003 (filed as Exhibit 4.8 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

4.5	Warrant to purchase shares of Series B Preferred Stock issued by the Registrant to Silicon Valley Bank, dated July 18, 2004 (filed as Exhibit 4.9 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

4.6	Rights Agreement, by and between the Registrant and American Stock Transfer & Trust Company, dated June 20, 2006 (filed as Exhibit 4.1 to the Registrant’s Form 10-Q, as originally filed on August 9, 2006, and incorporated herein by reference).

4.7	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Form 10-Q, as originally filed on August 9, 2006, and incorporated herein by reference).

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ John T. Dahldorf John T. Dahldorf	Chief Financial Officer (principal financial officer, principal	May 8, 2007
accounting officer and duly authorized officer)

Exhibit Index

Exhibit
No.	Description of Exhibit
2.1	Asset Purchase Agreement dated July 10, 2003 by and among Jomed, Inc., Jomed N.V., Jomed GmBH, Jomed Benelux S.A. and Volcano Therapeutics, Inc. (filed as Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678) (the “Form S-1”), as originally filed on March 24, 2006, and incorporated herein by reference).

2.2	Asset Transfer Agreement, by and between Pacific Rim Medical Ventures Corp and Koninklijke Philips Electronics N.V., dated July 3, 2003 (filed as Exhibit 2.2 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Form 10-Q, as originally filed on August 9, 2006, and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.3 to the Registrant’s Form 10-Q, as originally filed on August 9, 2006, and incorporated herein by reference).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.5 to the Form S-1, as originally filed on May 24, 2006, and incorporated herein by reference).

4.1	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Form S-1, as originally filed on May 24, 2006, and incorporated herein by reference).

4.2	Amended and Restated Investors’ Rights Agreement, dated February 18, 2005, by and among the Registrant and certain stockholders (filed as Exhibit 4.2 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

4.3	Warrant to Purchase Series B Preferred Stock, issued by the Registrant to Venture Lending & Leasing IV, LLC, dated September 30, 2004 (filed as Exhibit 4.4 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

4.4	Warrant to purchase shares of common stock issued by the Registrant to Silicon Valley Bank, dated July 18, 2003 (filed as Exhibit 4.8 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

4.5	Warrant to purchase shares of Series B Preferred Stock issued by the Registrant to Silicon Valley Bank, dated July 18, 2004 (filed as Exhibit 4.9 to the Form S-1, as originally filed on March 24, 2006, and incorporated herein by reference).

4.6	Rights Agreement, by and between the Registrant and American Stock Transfer & Trust Company, dated June 20, 2006 (filed as Exhibit 4.1 to the Registrant’s Form 10-Q, as originally filed on August 9, 2006, and incorporated herein by reference).

4.7	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Form 10-Q, as originally filed on August 9, 2006, and incorporated herein by reference).

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.