Form 10-Q
period 2007-06-30
Volcano CORP
filed 2007-08-09
CIK 1354217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large Accelerated Filer ☐       Accelerated Filer ☐       Non-accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 8, 2007
Common stock, $0.001 par value	38,666,379

VOLCANO CORPORATION
Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
VOLCANO CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$52,861	$77,738
Short-term available-for-sale investments	44,009	17,787
Accounts receivable, net	20,581	21,575
Inventories	18,004	13,423
Prepaid expenses and other current assets	2,213	2,208

Total current assets	137,668	132,731
Restricted cash	355	352
Property and equipment, net	11,193	9,333
Intangible assets, net	10,522	11,946
Other non-current assets	661	363

	$160,399	$154,725

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,248	$8,209
Accrued compensation	6,095	5,993
Accrued expenses and other current liabilities	5,553	5,292
Deferred revenues	3,371	2,675
Current maturities of long-term debt	1,467	1,654

Total current liabilities	27,734	23,823
Long-term debt	104	66
Deferred license fee	1,250	1,375
Other	244	279

Total liabilities	29,332	25,543

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, par value of $0.001; 250,000 shares authorized; 38,631 and 37,720 shares issued and outstanding at June 30, 2007 and December 31, 2006	39	38
Additional paid-in capital	197,739	193,468
Accumulated other comprehensive loss	(508)	(302)
Accumulated deficit	(66,203)	(64,022)

Total stockholders’ equity	131,067	129,182

	$160,399	$154,725

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$29,552	$25,863	$59,131	$45,735
Cost of revenues	12,316	11,468	23,181	19,688

Gross profit	17,236	14,395	35,950	26,047
Operating expenses:
Selling, general and administrative	15,682	11,613	28,266	23,258
Research and development	5,716	4,317	10,404	8,870
Amortization of intangibles	776	777	1,562	1,551

Total operating expenses	22,174	16,707	40,232	33,679

Operating loss	(4,938)	(2,312)	(4,282)	(7,632)
Interest expense	(72)	(2,454)	(161)	(3,766)
Interest and other income (expense), net	1,313	589	2,630	880

Loss before provision (benefit) for income taxes	(3,697)	(4,177)	(1,813)	(10,518)
Provision (benefit) for income taxes	158	(14)	368	19

Net loss	$(3,855)	$(4,163)	$(2,181)	$(10,537)

Basic and diluted net loss per share	$(0.10)	$(0.41)	$(0.06)	$(1.24)

Basic and diluted weighted-average shares outstanding	38,438	10,077	38,202	8,493

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2006	37,720	$38	$193,468	$(302)	$(64,022)	$129,182
Issuance of common stock under stock option plans	876	1	1,445			1,446
Employee stock-based compensation cost			2,610			2,610
Non-employee stock-based compensation cost			207			207
Vesting of previously exercised stock options			5			5
Increase in net proceeds from public offering			4			4
Exercise of warrants	35	—	—			—
Comprehensive loss:
Net loss					(2,181)	(2,181)
Foreign currency translation adjustments				(203)		(203)
Net unrealized loss on investments				(3)		(3)

Total comprehensive loss						(2,387)

Balance at June 30, 2007	38,631	$39	$197,739	$(508)	$(66,203)	$131,067

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net loss	$(2,181)	$(10,537)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,696	4,839
Amortization of debt discount and deferred financing fees	77	1,621
Amortization of investment discount, net	(410)	—
Interest capitalized as debt principal	—	1,973
Non-cash stock compensation expense	2,726	1,485
Gain on foreign exchange	(212)	(706)
Loss (gain) on disposal of long-lived assets	13	(24)
Changes in operating assets and liabilities:
Accounts receivable	1,126	626
Inventories	(4,460)	(394)
Prepaid expenses and other assets	(158)	758
Accounts payable	2,999	(4,589)
Accrued compensation	89	462
Accrued expenses and other liabilities	211	(1,088)
Deferred revenues	557	(652)

Net cash provided by (used in) operating activities	4,073	(6,226)

Investing activities
Purchase of short-term available-for-sale securities	(51,891)	—
Sale or maturity of available-for-sale securities	25,945	—
Capital expenditures	(3,854)	(2,538)
Cash paid for other intangibles	(138)	(89)
Proceeds from sale of long-lived assets	—	50

Net cash used in investing activities	(29,938)	(2,577)

Financing activities
Proceeds from public offerings, net	4	54,527
Repayment of long-term debt	(363)	(30,336)
Proceeds from issuance of short-term debt	—	750
Repayment of short-term debt	—	(750)
Proceeds from exercise of common stock options	1,446	26
Decrease in restricted cash	—	(32)

Net cash provided by financing activities	1,087	24,185

Effect of exchange rate changes on cash and cash equivalents	(99)	24
Net increase (decrease) in cash and cash equivalents	(24,877)	15,406
Cash and cash equivalents, beginning of period	77,738	15,219

Cash and cash equivalents, end of period	$52,861	$30,625

Supplemental disclosures
Interest capitalized as debt principal	$—	$1,973
Cash paid for interest	79	172
Cash paid for income taxes	326	66
Non-cash investing and financing activities
Preferred stock converted into common stock upon initial public offering	—	63,060
See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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
We have prepared the accompanying financial information as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006.
In the opinion of management, the unaudited financial information as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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
Concentrations of Credit Risk
Fukuda Denshi Co., Ltd., a distributor in Japan, accounted for 7.5% and 6.7% of our revenues in the three and six months ended June 30, 2007, respectively, 12.1% and 17.2% for the three and six months ended June 30, 2006, respectively, and 7.6% and 14.4% of our accounts receivable as of June 30, 2007 and December 31, 2006, respectively. Goodman Company, Ltd., a distributor in Japan, accounted for 16.2% and 16.8% of our revenues in the three and six months ended June 30, 2007, respectively, 10.1% and 7.0% for the three and six months ended June 30, 2006, respectively, and 17.6% and 14.7% of our accounts receivable as of June 30, 2007 and December 31, 2006, respectively. No other single customer accounted for more than 10% of our revenues for any period presented and, as of June 30, 2007 and December 31, 2006, no other single customer accounted for more than 10% of our accounts receivable.
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
We adopted SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, stock-based compensation cost recognized in the three and six months ended June 30, 2007 and 2006, includes stock-based compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and stock-based compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. See “Note 6. Stockholders’ Equity” for additional information.
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
Accrued warranty liability is included in accrued expenses and other current liabilities in the consolidated balance sheets. The change in the accrued warranty liability for the six months ended June 30, 2007 and 2006 is summarized in the following table (in thousands):

	Six Months Ended
	June 30,
	2007	2006
Balance at beginning of period	$706	$359
Warranties issued	1,547	358
Settlements	(971)	(296)

Balance at end of period	$1,282	$421

Net Loss Per Share
Basic and diluted net loss per share is presented in accordance with SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing consolidated net loss by the weighted-average number of common shares outstanding during the period. For the three and six months ended June 30, 2007 and 2006, our potential dilutive shares, which include outstanding common stock options and warrants have not been included in the computation of diluted net loss per share, as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. Shares issuable upon exercise of warrants to purchase common stock, which require little or no cash consideration from the holder are included in basic net loss per share using the treasury stock method. Warrants to purchase an aggregate of up to 3,091,216 shares of our common stock at an exercise price of $0.011 per share have been reflected in the calculation of basic and diluted net loss per share using the treasury stock method until their date of exercise in June 2006, at which time, these warrants were automatically exercised in connection with our June 2006 initial public offering of common stock per the original terms of the warrants.

The basic and diluted net loss per share calculations for the three and six months ended June 30, 2007 and 2006 are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net loss	$(3,855)	$(4,163)	$(2,181)	$(10,537)
Weighted-average common shares outstanding	38,438	7,362	38,202	5,593
Shares issuable upon exercise of certain warrants	—	2,715	—	2,900

Shares used for basic and diluted net loss per share	38,438	10,077	38,202	8,493

Basic and diluted net loss per share	$(0.10)	$(0.41)	$(0.06)	$(1.24)

Potential common shares that would have the effect of decreasing basic net loss per share are considered to be antidilutive. In accordance with SFAS No. 128, these shares were not included in calculating diluted earnings per share. The following table sets forth potential shares of common stock, as of June 30, 2007 and 2006, that are not included in the diluted net loss per share calculation because their effect would be anti-dilutive (in thousands):

	2007	2006

Stock options outstanding	4,978	5,011
Warrants to purchase convertible preferred stock	—	170
Warrants to purchase common stock	127	43
Unvested common stock subject to repurchase	12	58
Recent Accounting Pronouncements
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and we will adopt SFAS 159 for our fiscal year beginning January 1, 2008. We are currently determining whether fair value accounting is appropriate for any of the eligible items and we cannot estimate the impact, if any, the adoption of SFAS 159 will have on our consolidated results of operations and financial position.

2. Financial Statement Details
Cash, Cash Equivalents and Short-Term Available-for-Sale Investments
Short-term investments have been classified as available-for-sale securities. At June 30, 2007, cash, cash equivalents and investments are detailed as follows (in thousands):

			Gross	Gross
			Unrealized	Unrealized
		Gross	Losses	Losses
		Unrealized	Less Than	12 Months or	Estimated Fair
	Cost	Gains	12 Months	Longer	Value
Non interest bearing cash	$2,709	$—	$—	$—	$2,709
Money market funds	22,793	—	—	—	22,793
Certificates of Deposit	2,500	—	—	—	2,500
Corporate bonds	22,881	1	(6)	—	22,876
Asset backed obligations	6,255	—	(1)	—	6,254
Commercial paper	39,736	3	(1)	—	39,738

Total	$96,874	$4	$(8)	$—	$96,870

As of June 30, 2007, all of our investments mature within one year. These investments are recorded at their estimated fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss.
Inventories
Inventories consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Finished goods	$5,185	$5,302
Work-in-process	4,958	2,529
Raw materials	7,861	5,592

Total	$18,004	$13,423

3. Debt and Credit Facilities and Warrants
Our outstanding debt, including current maturities, was $1.6 million and $1.7 million at June 30, 2007 and December 31, 2006, respectively.
Revolving Credit Facility
In July 2003, to provide working capital and for general corporate purposes, we entered into a revolving credit facility agreement with a bank. Effective July 2004 and 2005, we amended this revolving credit facility and in conjunction with these amendments, the credit facility was increased from $6.0 million to $8.0 million and from $8.0 million to $10.0 million, respectively. In April 2006, the revolving credit facility was amended and renewed and in July 2006, the revolving credit facility agreement was further amended. In May 2007, the credit facility expired as scheduled.
Senior Subordinated Debt
Pursuant to a subordinated debt agreement entered into in December 2003, we repaid the outstanding balance of $29.2 million on our senior subordinated notes, as required by their terms, with the proceeds from our June 2006 initial public offering.

4. Intangible Assets
Intangible assets consist of developed technology, customer relationships, licenses, and patents and trademarks, which are amortized using the straight-line method over periods ranging from three to ten years, representing the estimated useful lives of the assets. During the six months ended June 30, 2007, we recorded intangible asset additions of $138,000 related to internally developed patents and trademarks.
Intangible assets subject to amortization, by major class, consist of the following (in thousands):

	June 30, 2007
				Weighted-
		Accumulated		Average Life
	Cost	Amortization	Net	(in years)

Developed technology	$12,469	$7,673	$4,796	6.5
Licenses	7,034	3,114	3,920	9.8
Customer relationships	1,674	1,030	644	6.5
Patents and trademarks	1,507	345	1,162	9.6

	$22,684	$12,162	$10,522	7.4

At June 30, 2007, future amortization expense associated with our intangible assets is expected to be as follows (in thousands):

2007 (six months)	$1,499
2008	2,998
2009	2,998
2010	822
2011	822
Thereafter	1,383

Total	$10,522

5. Commitments and Contingencies
Litigation
From time to time we become subject to legal proceedings in the ordinary course of our business. We are not currently involved in any legal proceedings that we believe will, either individually or in the aggregate, materially and adversely affect our business. Legal fees and other costs associated with such actions are expensed as incurred and were not material in any period reported. Additionally, we assess, based in part on information received from our legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. We believe that the ultimate disposition of these matters will not have a material impact on our results of operations, financial position or cash flows.
Purchase Commitments
We have obligations under non-cancelable purchase commitments, primarily for production materials. As of June 30, 2007, the future minimum payments under these non-cancelable purchase commitments, all requiring payment in 2007, totaled $10.6 million.
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

6. Stockholders’ Equity
In May 2006, our stockholders approved a resolution to increase the number of authorized shares of our common stock to 250,000,000, which became effective upon the completion of our initial public offering. In May 2006 and June 2007, our stockholders approved increases in the number of shares subject to our 2005 equity compensation plan by 2,272,727 shares and 3,500,000 shares, respectively, to a total of 11,662,558. As of June 30, 2007, we have reserved 9,595,000 shares and 127,400 shares of our common stock for the issuance of options under our stock option plans and the exercise of common stock warrants, respectively.
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
Warrants
As of June 30, 2007, there is a warrant outstanding to purchase 127,400 shares of our common stock at a price of $3.30 per share. The warrant is immediately exercisable by the holder and expires on June 30, 2011.
Employee Stock Purchase Plan
On June 7, 2007, our stockholders approved the adoption of our 2007 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan provides for the purchase of up to an aggregate of 500,000 shares of common stock of the company, subject to annual increases approved by the Board of Directors. The Purchase Plan provides eligible employees the opportunity to purchase shares of Volcano Corporation common stock at the lower of up to a 15% discount from the fair market value on the first or last day of the applicable offering period, by having withheld from their salary an amount up to 15% of their compensation. No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year, nor may purchase more than 750 shares in any six-month purchase period. The Purchase Plan is administered by the Compensation Committee of the Board of Directors and it is anticipated that the first offering period will begin on September 1, 2007. At the beginning of each offering period, the Compensation Committee approves the discount from the fair market value and the employee withholding percentage. As of June 30, 2007, there were a total of 500,000 shares of common stock reserved for issuance under the Purchase Plan.
Stock-Based Compensation
As of June 30, 2007, we have granted options under the 2005 Equity Compensation Plan (the 2005 Plan) and the 2000 Long Term Incentive Plan (the 2000 Plan) under which a maximum aggregate number of 11,662,558 shares of our common stock may be issued or transferred to our employees, non-employee directors and consultants. Effective October 2005, all options will be granted under the

2005 Plan. Options previously granted under the 2000 Plan that are cancelled or expire will increase the shares available for grant under the 2005 Plan. The terms of grant vary by plan and as of June 30, 2007, 4,616,983 shares remained available to grant.
The following table sets forth stock-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cost of revenues	$140	$68	$253	$136
Selling, general and administrative	1,126	601	2,049	1,107
Research and development	217	127	424	242
Included in the table above is $112,000 and $207,000 of stock-based compensation expense related to non-employees in the three months and six months ended June 30, 2007, respectively, and $135,000 and $271,000 in the three months and six months ended June 30, 2006, respectively. Additionally, there was $242,000 and $152,000 of total stock-based compensation cost capitalized in inventory as of June 30, 2007 and December 31, 2006, respectively.
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
The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Risk-free interest rate	4.5% – 5.0%	5.0%	4.5% – 5.0%	4.6% – 5.0%
Expected life (years)	4.75	4.75	4.75	4.75
Estimated volatility	50% – 52%	55%	50% – 54%	55% – 61%
Expected dividends	None	None	None	None
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
A summary of the status of our non-vested shares as of June 30, 2007 and changes during the six months ended June 30, 2007 is as follows:

		Weighted-Average
		Grant Date Fair
	Shares	Value
Non-vested shares at December 31, 2006	1,891,033	$3.94
Grants of options	1,230,456	9.49
Vesting of options	(623,272)	4.14
Forfeitures or expirations of options	(48,847)	5.72

Non-vested shares at June 30, 2007	2,449,370	6.64

Option activity for the six months ended June 30, 2007 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Life	intrinsic value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2006	4,672,408	$2.98
Grants of options	1,230,456	19.22
Exercises	(876,377)	1.65
Forfeitures or expirations	(48,847)	10.00

Outstanding and exercisable at June 30, 2007	4,977,640	7.16	6.6	$65,042

Vested and expected to vest as of June 30, 2007	4,810,161	7.00	6.6	$63,620

As required by SFAS No. 123(R), we made an estimate of expected forfeitures and we are recognizing compensation cost only for those equity awards expected to vest.
The total intrinsic value of stock options exercised during the six months ended June 30, 2007 was $15.4 million, which represents the difference between the exercise price of the option and the estimated fair value of our common stock on the dates exercised. As of June 30, 2007, $13.5 million of total unrecognized compensation cost related to stock options issued to employees is expected to be recognized over a weighted average term of 3.1 years.
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

Revenues for the three and six months ended June 30, 2007 and 2006 based on geographic location are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
United States	$15,189	$13,969	$30,416	$23,885
Japan	7,473	5,751	15,124	11,059
Europe, the Middle East and Africa	5,622	5,233	10,931	8,917
Rest of world	1,268	910	2,660	1,874

	$29,552	$25,863	$59,131	$45,735

8. Income Taxes
We accrue interest and penalties on underpayment of income taxes related to unrecognized tax benefits as a component of income tax expense in our consolidated statements of operations. No amounts were recognized for interest and penalties upon adoption of FIN 48 or during the three months ended June 30, 2007.
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. We record liabilities for income tax contingencies based on our best estimate of the underlying exposures. We have not been audited by any jurisdiction since our inception in 2000. We are open for audit by the U.S. Internal Revenue Service and state tax jurisdictions from our inception in 2000 to 2006. We are open for audit by Belgium and various European tax jurisdictions from the inception of Volcano Europe S.A./N.V. in 2003 to 2006. We are open for audit by Japan tax jurisdictions since the inception of Volcano Japan Co. Ltd. in 2006.
For the three and six month periods ended June 30, 2007, we recorded a provision for income taxes of approximately $158,000 and $368,000, respectively. For the three and six month periods ended June 30, 2006, we recorded a $14,000 benefit and a $19,000 provision, respectively. The provision for income taxes consisting primarily of foreign income taxes and domestic state taxes.
9. Related Parties
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
In July 2003, we were paid a $2.5 million license fee by Medtronic in exchange for the fully paid, royalty-free, perpetual, irrevocable, worldwide license. The license fee has been deferred and is being recognized as revenue over the estimated 10-year term of the agreement. The amount recorded in revenues totaled $62,500 during each the three month periods ended June 30, 2007 and 2006 and $125,000 during each of the six month periods ended June 30, 2007 and 2006. At June 30, 2007, the amount deferred was $1.5 million, of which $250,000 was reflected in the current portion of deferred revenues. In addition, we recorded revenues related to the sale of a component of our IVUS catheter totaling $157,000 and $205,000 to Medtronic during the three and six months ended June 30, 2007, respectively, and $593,000 and $889,000 during the three and six month periods ended June 30, 2006. At June 30, 2007 and December 31, 2006, there was $38,000 and $5,000 due from Medtronic, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements that may relate to, but are not limited to, expectations of future operating results or financial performance, capital expenditures, introduction of new products, regulatory compliance, plans for growth and future operations, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under Part II, Item 1A — “Risk Factors” and elsewhere in this report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially and adversely.
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
We have focused on building our U.S. and international sales and marketing infrastructure to market our products to physicians and technicians who perform percutaneous interventional procedures in hospitals and to other personnel who make purchasing decisions on behalf of hospitals. As of June 30, 2007, we had approximately 550 worldwide employees, including approximately 250 manufacturing employees, 140 sales and marketing employees and approximately 70 research and development employees. Included in the 140 sales and marketing employees are 19 marketing employees, 95 sales and sales support employees in the United States, 12 sales and sales support employees in Europe, 8 sales and sales support employees in Japan and two direct sales representatives responsible for Asia.
In the six months ended June 30, 2007 and 2006, 18.7% and 19.5%, respectively, of our revenues and 14.5% and 13.8%, respectively, of our operating expenses were denominated in foreign currencies, primarily the Euro. As a result, we are subject to risks related to fluctuations in foreign currency exchange rates, which could affect our operating results in the future.
Our IVUS products are comprised of consoles, single-procedure disposable catheters and advanced functionality options. Our family of consoles includes the IVUS In-Vision Gold, or IVG, and the PC-based s5. The s5 family of products was launched in 2006 and is our primary console offering. We continue to develop advanced functionality options including real-time VH IVUS, IVUS, and phased array and rotational catheter compatibility. Our single-procedure disposable IVUS catheters only operate and interface with our family of IVUS consoles. We believe we are the only company worldwide that offers both phased array and rotational catheters.
Our FM products consist of pressure and flow consoles and single-procedure disposable pressure and flow guide wires. Our FM consoles are mobile, proprietary and high speed electronic systems with different functionalities and sizes designed and manufactured to process and display the signals received from our guide wires.
We have developed and are continuing to develop customized cath lab versions of our consoles and advanced functionality options as part of our vfusion cath lab integration initiative. The significantly expanded functionality of our vfusion offering allows for networking of patient information, control of IVUS and FM information at both the operating table and in the cath lab control room, as well as the capability for images to be displayed on standard cath lab monitors. We expect to continue to develop new products and technologies to expand our vfusion offering.

As of June 30, 2007, we had a worldwide installed base of over 2,000 IVUS consoles and over 700 FM consoles. We intend to grow and leverage this installed base to drive recurring sales of our single-procedure disposable catheters and guide wires. In the six months ended June 30, 2007, the sale of our single-procedure disposable catheters and guide wires accounted for $44.7 million, or 75.7% of our revenues, an $8.1 million, or 22.1%, increase from the same period in 2006, in which the sale of our single-procedure disposable catheters and guide wires accounted for $36.6 million, or 80.1% of our revenues.
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
As a development stage company from our inception in January 2000 until July 2003, we were engaged principally in the research and development of tools designed to diagnose vulnerable plaque. In July 2003, we purchased substantially all of the assets and assumed certain liabilities associated with the IVUS and FM product lines of Jomed, Inc., or the Jomed Acquisition. We also acquired certain IVUS patents and technology from Koninklijke Philips Electronics, N.V. in July 2003. These purchases were significant in executing our strategy to leverage our IVUS technology and build our business.
In March 2006, we entered into a supply and distribution agreement with GE, pursuant to which we collaborated on the development and distribution of our s5i GE Innova product, which is our IVUS imaging system console that is installed directly into a cath lab on a permanent basis and is able to be integrated with GE’s Innova system. Under the terms of the agreement, GE has been granted exclusive distribution rights worldwide, excluding Japan, for the s5i GE Innova product for a period of 12 months, subject to minimum purchase forecasts, and non-exclusive distribution rights thereafter. The 12-month exclusivity period expires on August 14, 2007. GE has also been granted non-exclusive distribution rights worldwide, excluding Japan, for our s5i product. Unless extended, or terminated earlier in accordance with its terms, the agreement will expire on December 31, 2009. GE’s obligation to purchase products from us under the agreement is limited to firm purchase orders made by GE and accepted by us. No minimum purchase requirements are required and the forecasts to be provided under the agreement will not be binding. While we have not previously entered into a distribution arrangement that is similar to our agreement with GE, we believe our relationship with GE will enable us to increase sales of our consoles worldwide, excluding Japan.
We completed our initial public offering on June 15, 2006 in which we sold 7,820,000 shares of our common stock to the public at an offering price of $8.00 per share. The initial public offering resulted in net proceeds of $54.5 million, after deducting offering expenses and underwriting discounts and commissions. Of the net proceeds, $29.2 million was used to repay our senior subordinated debt, as required by its terms. In addition, through June 30, 2007, $3.1 million was used for other debt repayment, $6.5 million was used for capital expenditures and $422,000 was used for the acquisition of intangibles. The remaining net proceeds have been invested in short-term investments in accordance with our investment policy. In conjunction with our initial public offering, all our outstanding shares of preferred stock were converted into 18,123,040 shares of our common stock immediately prior to the closing of the offering and certain warrants to purchase 3,103,943 shares of our common stock were, by their terms, automatically exercised on a cash-less basis upon the closing of the offering, resulting in the net issuance of 3,097,943 shares of our common stock.
On December 12, 2006, we completed a follow-on public offering in which 3,500,000 shares of our common stock were sold by the company and 4,000,000 shares were sold by certain selling stockholders, including officers of the company. In addition, we sold 795,000 shares under an over-allotment option exercised by the underwriters. The follow-on offering, including the exercise of the over-allotment option, resulted in net proceeds to the Company of $66.8 million, after deducting offering expenses and underwriting discounts and commissions.

Financial Operations Overview
The following is a description of the primary components of our revenue and expenses.
Revenues. We derive our revenues primarily from the sale of our IVUS and FM consoles and single-procedure disposables. In the six months ended June 30, 2007, 85.7% of our revenues were derived from the sale of our IVUS consoles and IVUS single-procedure disposables, as compared with 84.1% in the six months ended June 30, 2006. In the six months ended June 30, 2007, 11.8% of our revenues were derived from the sale of our FM consoles and FM single-procedure disposables, as compared with 13.2% in the six months ended June 30, 2006. Other revenues consist primarily of spare parts sales, service and maintenance revenues, shipping and handling revenues and license fees.
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
We expect to continue to experience variability in our quarterly revenues from IVUS and FM consoles due in part to the timing of hospital capital equipment purchasing decisions. Further, we expect variability of our revenues based on the timing of our new product introductions which may cause our customers to delay their purchasing decisions until the new products are commercially available. Alternatively, we may include in our arrangements with customers an obligation to deliver new products which are not yet commercially available. In these cases, we would be required to defer associated revenues from these customers until we have met our delivery obligations.
Cost of Revenues. Cost of revenues consists primarily of material costs for the products that we sell and other costs associated with our manufacturing process such as personnel costs, rent and depreciation. In addition, cost of revenues includes royalty expenses for licensed technologies included in our products, service costs, provisions for warranty, distribution, freight and packaging costs and stock-based compensation expense. We expect our gross margin to remain flat to slightly down over the next few quarters as we prepare the Japanese market for the release of our rotational product. Thereafter, we expect our gross margin to improve if we are able to complete our ongoing efforts to streamline and improve our manufacturing processes and increase production volumes.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and other related costs for personnel serving the sales, marketing, executive, finance, information technology and human resource functions. Other costs include travel and entertainment expenses, facility costs, trade show, training and other promotional expenses, professional fees for legal and accounting services and stock-based compensation expense. We expect that our selling, general and administrative expenses will increase as we add sales personnel and as we continue to be subject to the reporting obligations applicable to public companies, including compliance with the requirements under the Sarbanes-Oxley Act of 2002.
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
Interest and Other Income (Expense), Net. Interest and other income (expense), net is comprised of interest income from our cash and cash equivalents, interest income from our short-term available-for-sale investments and gains and losses on foreign currency transactions.
Provision (Benefit) for Income Taxes. Provision (benefit) for income taxes is comprised of Federal, state, local and foreign income taxes. Due to uncertainty surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance against these assets in the United States and Europe. Federal and state income tax expense reflects current taxes expected to be paid. Foreign tax expense includes current taxes expected to be paid in Europe and current and deferred tax expense on income reported in Japan.
Results of Operations
The following table sets forth items derived from our consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, presented in both absolute dollars (in thousands) and as a percentage of revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
		Percent		Percent		Percent		Percent
		of		of		of		of
	2007	Revenues	2006	Revenues	2007	Revenues	2006	Revenues
Revenues :	$29,552	100.0	$25,863	100.0	$59,131	100.0	$45,735	100.0
Cost of revenues	12,316	41.7	11,468	44.3	23,181	39.2	19,688	43.0

Gross profit	17,236	58.3	14,395	55.7	35,950	60.8	26,047	57.0
Operating expenses:
Selling, general and administrative	15,682	53.1	11,613	44.9	28,266	47.8	23,258	50.8
Research and development	5,716	19.3	4,317	16.7	10,404	17.6	8,870	19.4
Amortization of intangibles	776	2.6	777	3.0	1,562	2.6	1,551	3.4

Total operating expenses	22,174	75.0	16,707	64.6	40,232	68.0	33,679	73.6

Operating loss	(4,938)	(16.7)	(2,312)	(8.9)	(4,282)	(7.2)	(7,632)	(16.7)
Interest expense	(72)	(0.2)	(2,454)	(9.5)	(161)	(0.3)	(3,766)	(8.2)
Interest and other income (expense), net	1,313	4.4	589	2.3	2,630	4.4	880	1.9

Loss before provision (benefit) for income taxes	(3,697)	(12.5)	(4,177)	(16.1)	(1,813)	(3.1)	(10,518)	(23.0)
Provision (benefit) for income taxes	158	0.5	(14)	—	368	0.6	19	—

Net loss	$(3,855)	(13.0)	$(4,163)	(16.1)	$(2,181)	(3.7)	$(10,537)	(23.0)

The following table sets forth our revenues by geography expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2007	2006	Change	2007	2006	Change
Revenues(1):
United States	$15,189	$13,969	8.7	$30,416	$23,885	27.3
Japan	7,473	5,751	29.9	15,124	11,059	36.8
Europe, the Middle East and Africa	5,622	5,233	7.4	10,931	8,917	22.6
Rest of world	1,268	910	39.3	2,660	1,874	41.9

	$29,552	$25,863	14.3	$59,131	$45,735	29.3

(1)	Revenues are attributed to countries based on location of the customer, except for original equipment manufacturer revenues which are attributed to the geography of the legal entity invoicing.

The following table sets forth our revenues by product expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2007	2006	Change	2007	2006	Change
IVUS:
Consoles	$6,272	$4,902	27.9	$12,095	$6,914	74.9
Single-procedure disposables	19,271	17,036	13.1	38,585	31,537	22.3
FM:
Consoles	390	565	(31.0)	798	945	(15.6)
Single-procedure disposables	2,881	2,653	8.6	6,158	5,110	20.5
Other	738	707	4.4	1,495	1,229	21.6

	$29,552	$25,863	14.3	$59,131	$45,735	29.3

Comparison of Three Months Ended June 30, 2007 and 2006
Revenues. Revenues increased $3.7 million, or 14.3%, to $29.6 million in the three months ended June 30, 2007, as compared to revenues of $25.9 million in the three months ended June 30, 2006. In the three months ended June 30, 2007, IVUS revenue increased $3.6 million, or 16.4%, as compared to the three months ended June 30, 2006. The $3.6 million increase in IVUS revenue is comprised of $2.2 million from higher sales volume of our single-procedure disposable IVUS products and $1.4 million from an increase in sales of our IVUS consoles, as compared to the three months ended June 30, 2006. The increase in IVUS console revenue in the three months ended June 30, 2007, resulted from higher sales volume of our newer s5 family of consoles compared to sales of our previous generation IVG consoles during the three months ended June 30, 2006. Our FM revenues increased $53,000, or 1.6%, for the three months ended June 30, 2007, as compared to June 30, 2006. Increases in revenues were realized across all our key markets.
Cost of Revenues. Cost of revenues increased $849,000, or 7.4%, to $12.3 million, or 41.7% of revenues in the three months ended June 30, 2007, from $11.5 million, or 44.3% of revenues in the three months ended June 30, 2006. The decrease in cost of revenues as a percent of revenues in the three months ended June 30, 2007 is primarily due to an increase in the average selling price and a decrease in production cost of certain IVUS catheters, as well as increased average selling prices for certain FM disposables.
Gross margin was 58.3% of revenues in the three months ended June 30, 2007 as compared to 55.7% of revenues in the three months ended June 30, 2006. The improvement in gross margin in the three months ended June 30, 2007 as compared with the three months ended June 30, 2006 was primarily a result of an increase in the average selling price and a decrease in production cost of certain IVUS catheters, as well as increased average selling prices for certain FM disposables. This gross margin favorability was partially offset by higher warranty and freight expenses.
Selling, General and Administrative. Selling, general and administrative expenses increased $4.1 million, or 35.0%, to $15.7 million, or 53.1% of revenues in the three months ended June 30, 2007, as compared to $11.6 million, or 44.9% of revenues in the three months ended June 30, 2006. The increase in the three months ended June 30, 2007 as compared with the three months ended June 30, 2006 was primarily due to increased sales headcount, higher professional fees to comply with the requirements of the Sarbanes-Oxley Act, higher stock-based compensation expense and higher marketing expenses for increased headcount and promotional activities.
Research and Development. Research and development expenses increased $1.4 million, or 32.4%, to $5.7 million, or 19.3% of revenues in the three months ended June 30, 2007, as compared to $4.3 million, or 16.7% of revenues in the three months ended June 30, 2006. The increase in research and development expenses in the three months ended June 30, 2007, was primarily due to higher product development project costs and payroll-related costs associated with increased headcount.
Amortization of Intangibles. Amortization expense was relatively constant at $776,000, or 2.6% of revenues in the three months ended June 30, 2007, as compared to $777,000, or 3.0% of revenues in the three months ended June 30, 2006.
Interest Expense. Interest expense decreased $2.4 million, or 97.1% to $72,000, or 0.2% of revenues in the three months ended June 30, 2007, as compared to $2.5 million, or 9.5% of revenues in the three months ended June 30, 2006. The decrease was entirely due to a reduction in debt primarily from the pay off of $29.2 million of our senior subordinated notes in June 2006.

Interest and Other Income (Expense), Net. Interest and other income (expense), net was $1.3 million in the three months ended June 30, 2007, as compared to $589,000 in the three months ended June 30, 2006. The change in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 was primarily attributable to a $1.2 million increase in interest income due to higher cash and cash equivalents and short-term available-for-sale investment balances following our June 2006 initial public offering and our December 2006 secondary offering.
Provision (Benefit) for Income Taxes. Provision for income taxes for the three months ended June 30, 2007 was $158,000 compared to a benefit of $14,000 for the three months ended June 30, 2006. The increase is principally attributable to higher foreign income taxes in 2007.
Comparison of Six Months Ended June 30, 2007 and 2006
Revenues. Revenues increased $13.4 million, or 29.3%, to $59.1 million in the six months ended June 30, 2007, as compared to revenues of $45.7 million in the six months ended June 30, 2006. In the six months ended June 30, 2007, IVUS revenue increased $12.2 million, or 31.8%, as compared to the six months ended June 30, 2006. The $12.2 million increase in IVUS revenue is comprised of $7.0 million from higher sales volume of our single-procedure disposable IVUS products and $5.2 million from an increase in sales of our IVUS consoles, as compared to the six months ended June 30, 2006. The increase in IVUS console revenue in the six months ended June 30, 2007, resulted from higher sales volume of our newer s5 family of consoles compared with sales of our previous generation IVG consoles during the six months ended June 30, 2006. Our FM revenues increased $901,000, or 14.9%, for the six months ended June 30, 2007 as compared to June 30, 2006. Increases in revenues were realized across all our key markets.
Cost of Revenues. Cost of revenues increased $3.5 million, or 17.7%, to $23.2 million, or 39.2% of revenues in the six months ended June 30, 2007, from $19.7 million, or 43.0% of revenues in the six months ended June 30, 2006. The decrease in cost of revenues as a percent of revenues in the six months ended June 30, 2007 is primarily due to an increase in the average selling price and a decrease in production cost of certain IVUS catheters, as well as increased average selling prices for certain FM disposables.
Gross margin was 60.8% of revenues in the six months ended June 30, 2007 as compared to 57.0% of revenues in the six months ended June 30, 2006. The improvement in gross margin in the six months ended June 30, 2007 as compared with the six months ended June 30, 2006 was primarily a result of an increase in the average selling price and a decrease in production cost of certain IVUS catheters, as well as increased average selling prices for certain FM disposables. This gross margin favorability was partially offset by higher warranty and freight expenses.
Selling, General and Administrative. Selling, general and administrative expenses increased $5.0 million, or 21.5%, to $28.3 million, or 47.8% of revenues in the six months ended June 30, 2007, as compared to $23.3 million, or 50.9% of revenues in the six months ended June 30, 2006. The increase in the six months ended June 30, 2007 as compared with the six months ended June 30, 2006 was primarily due to increased sales headcount, higher professional fees to comply with the requirements of the Sarbanes-Oxley Act, higher stock-based compensation expense, and increased marketing expenses for increased headcount and promotional activities.
Research and Development. Research and development expenses increased $1.5 million, or 17.3%, to $10.4 million, or 17.6% of revenues in the six months ended June 30, 2007, as compared to $8.9 million, or 19.4% of revenues in the six months ended June 30, 2006. The increase in research and development expenses in the six months ended June 30, 2007, was primarily due to higher product development project costs, payroll-related costs associated with increased headcount and increased clinical and regulatory costs.
Amortization of Intangibles. Amortization expense was relatively constant at $1.6 million, or 2.6% of revenues in the six months ended June 30, 2007, compared to $1.6 million, or 3.4% of revenues in the six months ended June 30, 2006. The increase in amortization expense was related to internally developed patent and trademark costs incurred and capitalized in 2006.
Interest Expense. Interest expense decreased $3.6 million, or 95.7% to $161,000, or 0.3% of revenues in the six months ended June 30, 2007, as compared to $3.8 million, or 8.2% of revenues in the six months ended June 30, 2006. The decrease was entirely due to a reduction in debt primarily from the pay off of $29.2 million of our senior subordinated notes in June 2006.
Interest and Other Income (Expense), Net. Interest and other income (expense), net was $2.6 million in the six months ended June 30, 2007, as compared to $880,000 in the six months ended June 30, 2006. The change in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was primarily attributable to a $2.2 million increase in interest income due to higher cash and cash equivalents and short-term available-for-sale investment balances following our June 2006 initial public offering and our December 2006 secondary offering, partially offset by a $493,000 decrease in foreign exchange rate gains.

Provision for income taxes. Provision for income taxes for the six months ended June 30, 2007 and June 30, 2006 was $368,000 and $19,000, respectively. The increase is principally attributable to higher foreign income taxes in 2007.
Liquidity and Capital Resources
Sources of Liquidity
At June 30, 2007, our cash and cash equivalents and short-term available-for-sale investments totaled $96.9 million. We invest our excess funds in short-term securities issued by corporations, banks, municipalities and financial holding companies and in money market funds comprised of these same types of securities.
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
On December 12, 2006, we completed a follow-on public offering in which 3,500,000 shares of our common stock were sold by the company and 4,000,000 shares were sold by certain selling stockholders, including officers of the company. In addition, we sold 795,000 shares under an over-allotment option exercised by the underwriters. The follow-on offering, including the exercise of the over-allotment option, resulted in net proceeds to the Company of $66.8 million, after deducting offering expenses and underwriting discounts and commissions.
At June 30, 2007, our accumulated deficit was $66.2 million. Since inception, we have generated significant operating losses and as a result we did not generate sufficient cash flow to fund our operations and the growth in our business. Accordingly, we had financed our operations and acquisitions primarily through the issuances of $62.5 million of preferred stock, $20.0 million of senior subordinated notes and $7.0 million of term loans. These issuances of equity and debt were supplemented with borrowings from our revolving credit facility and equipment financing arrangements. In addition, in July 2003, we financed a portion of our acquisition of certain IVUS patents and technology by entering into a non-interest bearing note with Philips in the amount of $3.3 million. The issuances of our senior subordinated notes, term loans and our revolving credit facility included warrants to purchase our Series B preferred stock, which automatically converted into warrants to purchase common stock upon the completion of our initial public offering, or our common stock.
Cash Flows
Cash Flows from Operating Activities. Cash provided by operating activities of $4.1 million for the six months ended June 30, 2007 reflected our net loss of $2.2 million, offset by adjustments for non-cash expenses consisting primarily of depreciation and amortization of $3.7 million and stock-based compensation expense of $2.7 million. In addition, accounts receivable decreased $1.1 million and accounts payable increased $3.0 million. The decrease in accounts receivable and increase in accounts payable was primarily due to the timing of receipts and payments. These amounts were partially offset by a $4.5 million increase in inventories, primarily due to increased manufacturing activity.
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
Cash Flows from Investing Activities. Cash used in investing activities was $29.9 million in the six months ended June 30, 2007 and $2.6 million in the six months ended June 30, 2006. During the six months ended June 30, 2007, $51.9 million was used to purchase short-term available-for-sale securities and $3.9 million was used for capital expenditures, primarily for medical diagnostic equipment. This was partially offset by $25.9 million from the maturity of short-term available-for-sale securities. Cash used in investing activities during the three months ended June 30, 2006 was primarily from capital expenditures for medical diagnostic equipment and manufacturing equipment.

Capital expenditures were $3.9 million in the six months ended June 30, 2007. We expect that our capital expenditures in 2007 will be approximately $10.0 million to $11.0 million, primarily for the purchase of medical diagnostic equipment, manufacturing equipment and equipment to support our research and development activities.
Cash Flows from Financing Activities. Cash provided by financing activities was $1.1 million in the six months ended June 30, 2007, due to $1.4 million in proceeds from the exercise of employee stock options, partially offset by the repayment of $363,000 of long-term debt. Cash provided by financing activities was $24.2 million in the six months ended June 30, 2006, primarily due to the net proceeds of $54.5 million from our initial public offering, partially offset by the repayment of debt of $31.1 million.
Future Liquidity Needs
Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our sales growth, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies and market and regulatory developments. As of June 30, 2007, we believe our current cash and cash equivalents and our short-term available-for-sale investments will be sufficient to fund working capital requirements, capital expenditures, debt service and operations for at least the next 12 months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.
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

Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and there have been no material changes other than to the income taxes policy discussed below .
Our accounting policy for income taxes was recently modified due to the adoption of Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) and is described below.
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
Off-Balance Sheet Arrangements
As of June 30, 2007, we did not have any off-balance sheet arrangements that have or are reasonably likely to have current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
There have been no material changes to the contractual obligations during the period covered by this report, outside of the ordinary course of business, from those disclosed in our annual report on Form 10-K for the year ended December 31, 2006.
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
Our exposure to interest rate risk at June 30, 2007, is related to the investment of our excess cash into highly liquid, short-term financial investments. We invest in money market funds in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments. Due to the short-term nature of our investments, we have assessed that there is no material exposure to interest rate risk arising from them.
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

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers have concluded that, as of June 30, 2007, our disclosure controls and procedures were effective.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time we become subject to legal proceedings in the ordinary course of our business. We are not currently involved in any legal proceedings that we believe will, either individually or in the aggregate, materially and adversely affect our business.
Item 1A. Risk Factors
This “Risk Factors” section provides updated information in certain areas from the “Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Annual Report”). Set forth below are certain risk factors that have been expanded or updated from the Annual Report. The risks and uncertainties described in the Annual Report, as expanded or updated below do not constitute all the risk factors that pertain to our business but we do believe that they reflect the more important ones. Please review the Annual Report for a complete listing of “Risk Factors” that pertain to our business.
We have a limited operating history, have incurred significant operating losses since inception and cannot assure you that we will achieve profitability.
We were formed in January 2000 and until 2003 were a development stage company substantially devoted to the research and development of tools designed to diagnose vulnerable plaque. In July 2003, we acquired substantially all of the assets related to the IVUS and functional measurement, or FM, product lines from Jomed, Inc., or the Jomed Acquisition, and commenced the manufacturing, sale and distribution of IVUS and FM products. We have yet to demonstrate that we have sufficient revenues to become a sustainable, profitable business. Even if we do achieve significant revenues, we expect our operating expenses will increase as we expand our business to meet anticipated growing demand for our products and as we devote resources to our sales, marketing and research and development activities. If we are unable to reduce our cost of revenues and our operating expenses, we may not achieve profitability. As of June 30, 2007, we had an accumulated deficit of $66.2 million. Although we have reported net income after taxes in the three month periods ended September 30, 2006, December 31, 2006 and March 31, 2007, we expect to experience quarterly fluctuations in our revenues due to the timing of capital purchases by our customers and to a lesser degree the seasonality of disposable consumption by our customers and our expenses as we make future investments in research and development, selling and marketing and general and administrative activities that will cause us to experience variability in our reported earnings and losses in future periods. Failure to achieve and sustain profitability would negatively impact the market price of our common stock.
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

A significant portion of our annual revenue is derived from sales to our Japanese distributors, primarily Fukuda Denshi, Goodman and Johnson & Johnson K.K., Medical Company (Johnson & Johnson). In the six months ended June 30, 2007, we generated revenues of $15.1 million from sales to our Japanese distributors. Additionally, Fukuda Denshi has sub-distribution agreements with other parties who act as sub-distributors of our products. While these multi-level agreements allow us to access specific customers and markets, they create complex distribution arrangements and increase our reliance on our Japanese distributors. We entered into an agreement with Fukuda Denshi in March 2006 that extended our commercial relationship though June 2012. This agreement became effective upon the transfer of the related regulatory approvals held by Fukuda Denshi, which took place on June 1, 2006. We entered into a distribution agreement with Johnson & Johnson in December 2006. A significant change in our relationship with our distributors or in the relationships between our distributors may have a negative impact on our ability to sustain and grow our business in Japan.
In certain other international markets, we also use distributors. Other than Japan, no one market in which we use distributors represents a significant portion of our revenues but, in the aggregate, problems with these distribution arrangements could negatively affect our international sales strategy, negatively impact our revenues and the market price of our stock. In addition, in the event that we experience any difficulties under our March 2006 agreement with GE for our s5i and s5i GE Innova IVUS, or in coordinating our efforts with GE, our revenue from the sale of our s5i and s5i GE Innova IVUS products will be adversely affected.
The risks inherent in our international operations may adversely impact our revenues, results of operations and financial condition.
We derive, and anticipate we will continue to derive, a significant portion of our revenues from operations in Japan and Europe. In the six months ended June 30, 2007, revenues to customers located in Japan and Europe were $15.1 million and $10.9 million, representing 25.6% and 18.5%, respectively, of our total revenue. As we expand internationally, we will need to hire, train and retain qualified personnel for our direct sales efforts and retain distributors and train their personnel in countries where language, cultural or regulatory impediments may exist. We cannot ensure that distributors, physicians, regulators or other government agencies will accept our products, services and business practices. In addition, we purchase some components on the international market. The sale and shipment of our products and services across international borders, as well as the purchase of components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions, including:
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
We depend on one distributor to hold the regulatory approvals related to certain of our products imported into Japan and for ongoing regulatory compliance, and difficulties involving this relationship will impair our ability to sell these products in Japan.
Goodman currently distributes our FM products in Japan and is responsible for Japanese regulatory compliance in relation to these products, including obtaining and maintaining the applicable regulatory approvals and ensuring ongoing compliance with Japanese laws and regulations relating to importation and sale. We have neither the capability nor the authority to import or sell our FM products in Japan and are dependent on Goodman to do so. In the six months ended June 30, 2007 and 2006, sales of our FM products in Japan accounted for 13.0% and 13.3%, respectively, of our FM product revenues and 1.5% and 1.8%, respectively, of our total revenues. Our distribution relationship with Goodman is based on an agreement executed in 1994. By its terms, this agreement expired in 1999 unless extended by mutual written agreement. No formal amendment to the agreement has extended its terms. However, Goodman and we have continued to operate in accordance with its terms, including the adoption of new pricing exhibits, placement and fulfillment of orders, and payment of invoices, since we acquired certain FM assets in 2003. In July 2007, Goodman obtained regulatory approval relating to the importation and sale of our rotational catheter and certain related hardware in Japan. If Goodman fails to maintain regulatory compliance related to our FM and rotational products, we will be unable to sell these products in Japan. Furthermore, if Goodman successfully argues that it is under no obligation to distribute our products and ceases to distribute our products, we will no longer be able to sell these products in Japan.

Our manufacturing operations are dependent upon third party source suppliers, which makes us vulnerable to supply problems, price fluctuations and manufacturing delays.
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
We also rely on Silicon Microstructures, Inc., or SMI, for the supply of pressure sensors used in the manufacture of our FM wires. SMI has notified us that they will stop producing our product on 4” wafers and that we will need to make an end-of-life purchase of product in order to secure any remaining inventory from them. An estimated four-year supply is being procured from SMI to provide adequate time for us to initiate and qualify a replacement supplier or new design to replace the product that SMI has stopped manufacturing. We expect that it will take 18 to 24 months to identify an appropriate replacement supplier, complete design work and undertake the necessary inspections before the new pressure sensors will be available.
We also rely upon Endicott Interconnect Technologies (EIT) for the assembly operation of the scanner used on the IVUS catheters. We do not carry a significant inventory of the scanner assemblies that are finished by EIT. We expect that in the event it is necessary to replace EIT for the assembly operation, it would take at least six months, and possibly a year, to identify and qualify an appropriate replacement supplier that is able to undertake the additional assembly operation. A Materials Supply Agreement is in place with EIT for the assembly of the scanner devices.
In addition, we implemented a new automated system to replace certain customized equipment which is no longer produced or supported by a third party for the manufacture of the scanners located on our phased array catheters. The new automated system is located at EIT’s facility and we are dependent on EIT for the day-to-day control and protection of the system. If the new automated system does not perform as expected, or if we are not provided with product as requested, or if we are not provided access to the system, we may encounter delays in the manufacture of our catheters and may not have sufficient inventory to meet our customers’ demands, which could negatively impact our revenues.
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
We believe that our existing cash and cash equivalents and short-term available-for-sale investments will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, we may need to obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to act on opportunities to acquire or invest in complementary businesses, products or technologies. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:
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
Our revolving credit facility expired in May 2007 according to the terms of the credit facility. Our remaining debt agreements contain a number of covenants. These covenants limit our ability to, among other things:
•	incur additional debt and liens;

•	pay dividends; and

•	sell or dispose of any of our assets outside the normal course of business.
We are also subject to additional covenants, which require us to notify the lender upon the occurrence of certain events. Failure to meet any of these covenants could result in an event of default under our outstanding debt agreements. In the event of a default, our lenders may take one or more of the following actions:
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
Malfunction of our products could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Such malfunctions have been reported to us in the past. No injury to patients resulted from any of these incidents, but we can make no assurance that any future incident would not result in harm to patients. Upon learning of the malfunctions, we have taken all actions required by law and notified the appropriate regulatory authorities, including the FDA. While we investigated each of the incidents and believe we have taken the necessary corrective actions, we cannot guarantee that malfunctions will not occur in the future. If they do occur, we may elect to take voluntary corrective action, and we may be subject to involuntary corrective action such as notification, fines, seizures or recalls. If someone is harmed by a malfunction or by product mishandling, we may be subject to product liability claims. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds
On June 15, 2006, we completed an initial public offering of 7,820,000 shares of our common stock, which included 1,020,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option. Proceeds from our initial public offering, after deducting offering expenses and underwriting discounts and commissions, were $54.5 million. Pursuant to a subordinated debt agreement entered into in December 2003, we repaid the outstanding balance of $29.2 million on our senior subordinated notes, as required by their terms, with a portion of the proceeds from our initial public offering. In addition, through June 30, 2007, $3.1 million was used for other debt repayment, $6.5 million was used for capital expenditures and $422,000 was used for the acquisition of intangibles. The remaining net proceeds have been invested in short-term investments in accordance with our investment policy.
We expect to use the remaining net proceeds from our initial public offering for sales and marketing initiatives to support the ongoing commercialization of our products and to use the remainder of our net proceeds for research and development activities and general corporate purposes.

Item 4. Submission of Matters to a Vote of Security Holders.
Our Annual Meeting of Stockholders was held on June 7, 2007. Of the 38,341,636 shares of common stock entitled to vote at the meeting, 33,597,119 shares, representing 87.6% of the votes eligible to be cast, were represented at the meeting in person or by proxy, constituting a quorum. Proxies for the meeting were solicited by our Board of Directors pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the Board’s solicitations. The final votes on the proposals presented at the meeting were recorded as follows:
(a)	The stockholders elected Carlos A. Ferrer and James C. Blair, Ph.D. for a three-year term to expire at the 2010 Annual Meeting of Stockholders by the following vote:

	Votes in	Votes
Name	Favor	Withheld
Carlos A. Ferrer	25,392,507	8,204,612
James C. Blair, Ph.D.	31,330,883	2,266,236
The terms of the other members of our Board of Directors, Olav B. Bergheim, Connie R. Curran, RN, Ed.D., Lesley H. Howe, R. Scott Huennekens and Ronald A. Matricaria, continued after the Annual Meeting of Stockholders. Effective July 12, 2007, Carlos A. Ferrer resigned from our Board of Directors and effective as of June 7, 2007 and July 17, 2007, respectively, our Board of Directors elected John Onopchenko and Kieran T. Gallahue to serve on the Board of Directors.
(b)	The stockholders approved an amendment to our 2005 Equity Compensation Plan (the “2005 Plan”) to (a) increase by 3,500,000 the maximum number of shares of common stock that may be issued under the 2005 Plan and (b) to place certain limitations on the grant of stock options and performance-based stock awards under the 2005 Plan by a vote of 23,161,881 in favor, 7,337,258 votes against and 30,202 votes withheld.

(c)	The stockholders approved the adoption of our 2007 Employee Stock Purchase Plan (the “Purchase Plan”) by a vote of 26,082,293 in favor, 4,434,718 votes against and 12,331 votes withheld.

(d)	The stockholders ratified the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 by a vote of 33,567,029 in favor, 15,654 votes against and 14,435 votes withheld.

Item 6. Exhibits

Exhibit
No.	Description of Exhibit
2.1
Asset Purchase Agreement, by and among Jomed Inc., Jomed N.V., Jomed GmBH, Jomed Benelux S.A. and the Registrant, dated July 10, 2003 (filed as Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

2.2
Asset Transfer Agreement, by and between Pacific Rim Medical Ventures Corp. and Koninklijke Philips Electronics N.V., dated July 3, 2003 (filed as Exhibit 2.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

3.1
Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.3
Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2
Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

4.3
Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain stockholders, dated February 18, 2005 (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.4
Warrant to purchase shares of Series B Preferred Stock, issued by the Registrant to Venture Lending & Leasing IV, LLC, dated September 30, 2004 (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.5
Warrant to purchase shares of common stock, issued by the Registrant to Silicon Valley Bank, dated July 18, 2003 (filed as Exhibit 4.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.6
Warrant to purchase shares of Series B Preferred Stock, issued by the Registrant to Silicon Valley Bank, dated July 18, 2004 (filed as Exhibit 4.9 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.7
Rights Agreement, by and between the Registrant and American Stock Transfer & Trust Company, dated June 20, 2006 (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

10.19	Director Compensation Policy, as amended by the Registrant on June 6, 2007.

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*
Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*
Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by Volcano Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ John T. Dahldorf John T. Dahldorf	Chief Financial Officer (principal financial officer, principal	August 8, 2007
accounting officer and duly authorized officer)

Exhibit Index

Exhibit
No.	Description of Exhibit
2.1
Asset Purchase Agreement, by and among Jomed Inc., Jomed N.V., Jomed GmBH, Jomed Benelux S.A. and the Registrant, dated July 10, 2003 (filed as Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

2.2
Asset Transfer Agreement, by and between Pacific Rim Medical Ventures Corp. and Koninklijke Philips Electronics N.V., dated July 3, 2003 (filed as Exhibit 2.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

3.1
Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.3
Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2
Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

4.3
Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain stockholders, dated February 18, 2005 (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.4
Warrant to purchase shares of Series B Preferred Stock, issued by the Registrant to Venture Lending & Leasing IV, LLC, dated September 30, 2004 (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.5
Warrant to purchase shares of common stock, issued by the Registrant to Silicon Valley Bank, dated July 18, 2003 (filed as Exhibit 4.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.6
Warrant to purchase shares of Series B Preferred Stock, issued by the Registrant to Silicon Valley Bank, dated July 18, 2004 (filed as Exhibit 4.9 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.7
Rights Agreement, by and between the Registrant and American Stock Transfer & Trust Company, dated June 20, 2006 (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

10.19	Director Compensation Policy, as amended by the Registrant on June 6, 2007.

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*
Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*
Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by Volcano Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.