Form 10-K/A
period 2006-12-31
Volcano CORP
filed 2007-10-17
CIK 1354217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-52045
VOLCANO CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0928885 (I.R.S. Employer Identification Number)

2870 Kilgore Road Rancho Cordova, California (Address of Principal Executive Offices)	95670 (Zip Code)
Registrant’s telephone number, including area code:
1-800-228-4728
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 per share par value	The NASDAQ Global Market
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
DOCUMENTS INCORPORATED BY REFERENCE
     Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from the registrant’s definitive proxy statement filed with the Securities and Exchange Commission on April 27, 2007.

EXPLANATORY NOTE
PART II
Item 9A. Controls and Procedures
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX
EXHIBIT 31.1
EXHIBIT 31.2

EXPLANATORY NOTE
     We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2007, solely for the purpose of amending the disclosures in Part II, Item 9A and modifying the list of exhibits in Part IV, Item 15 and the Exhibit Index; no other information included in the Annual Report on Form 10-K is amended by this Amendment No. 1 on Form 10-K/A.
     In addition, we have filed the following exhibits herewith:

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

PART II
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2006, that such disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
     No change was made in our internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Exemption from Management’s Report on Internal Control Over Financial Reporting for 2006
     This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly-public companies.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) Index of Financial Statements:
(1)	The financial statements required by Item 15(a) are filed in Item 8 of our Annual Report on Form 10-K, as originally filed with the SEC on March 23, 2007 (File No. 000-52045).

(2)	Schedules required by Item 15(a) are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.
     (b) Index of Exhibits:

Exhibit
Number	Description
2.1	Asset Purchase Agreement, by and among Jomed Inc., Jomed N.V., Jomed GmbH, Jomed Benelux S.A. and the Registrant, dated July 10, 2003 (filed as Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

2.2†	Asset Transfer Agreement, by and between Pacific Rim Medical Ventures Corp. and Koninklijke Philips Electronics N.V., dated July 3, 2003 (filed as Exhibit 2.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

4.3	Amended and Restated Investor Rights Agreement, by and among the Registrant and certain stockholders, dated February 18, 2005 (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.4	Warrant to purchase shares of Series B Preferred Stock, issued by the Registrant to Venture Lending & Leasing IV, LLC, dated September 30, 2004 (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.5	Warrant to purchase shares of common stock, issued by the Registrant to Silicon Valley Bank, dated July 18, 2003 (filed as Exhibit 4.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.6	Warrant to purchase shares of Series B Preferred Stock, issued by the Registrant to Silicon Valley Bank, dated July 18, 2004 (filed as Exhibit 4.9 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.7	Rights Agreement, by and between the Registrant and American Stock Transfer & Trust Company, dated June 20, 2006 (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed

Exhibit
Number	Description
on August 9, 2006, and incorporated herein by reference).

10.1	Form of Indemnification Agreement for directors, chief executive officer and chief financial officer (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.2*	2000 Long Term Incentive Plan and forms of Stock Option Agreements thereunder (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 5, 2006, and incorporated herein by reference).

10.3*	2005 Equity Compensation Plan and forms of Stock Option Agreements and Stock Grant Agreement thereunder (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 5, 2006, and incorporated herein by reference).

10.3a*	2005 Equity Compensation Plan Form of Grantee Restriction Agreement (filed as Exhibit 10.3a to the Registrant’s Annual Report on Form 10-K, as originally filed on March 23, 2007 (File No. 000-52045), and incorporated herein by reference).

10.4†	License Agreement by and between the Registrant and The Cleveland Clinic Foundation, dated April 30, 2002 (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.5*	Employment Agreement by and between the Registrant and R. Scott Huennekens, dated February 1, 2006 (filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.6*	Employment Agreement by and between the Registrant and John T. Dahldorf, dated February 1, 2006 (filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.7	Standard Multi-Tenant Office Lease—Gross, as amended, by and between Ethan Conrad and the Registrant, dated June 13, 2005 (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.8	Net Lease Agreement, as amended, by and between Panattoni-Catlin Venture XXVI and Endosonics Corporation, dated January 10, 1996 (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.9	Standard Industrial/ Commercial Multi-Tenant Lease, as amended, by and between 1325 “J” Street L.P. and Jomed Incorporated, dated January 16, 2001 (filed as Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 5, 2006, and incorporated herein by reference).

10.10†	Supply Agreement by and between the Registrant and AVE Galway Limited, dated July 21, 2003 (filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.11	License Agreement by and between the Registrant and AVE Galway Limited, dated July 21, 2003 (filed as Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.12†	International Distributor Agreement by and between Cardiometrics, Inc., Goodman Company, Ltd. and Kaneko Enterprises, Inc., dated September 17, 1994 (filed as Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.13†	Exclusive Distribution Agreement, as amended, by and between Goodman Company, Ltd. and the Registrant, dated September 27, 2004 (filed as Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

Exhibit
Number	Description
10.14†	Supply and Distribution Agreement between General Electric Medical Systems Scs and the Registrant, dated March 16, 2006 (filed as Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.15†	Amended and Restated Japanese Distribution Agreement by and among the Registrant, Volcano Japan Co., Ltd. and Fukuda Denshi Co., Ltd., dated March 17, 2006 (filed as Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.16*	Managing Director Agreement by and between Volcano Europe NV and Mr. Michel Lussier, dated March 20, 2006 (filed as Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.17†	Termination of Option to Distribute Agreement by and between Medtronic Vascular, Inc. and the Registrant, dated January 27, 2006 (filed as Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

10.18†	Software Development and License Agreement by and between Paieon, Inc. and the Registrant dated May 10, 2006 (filed as Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

10.19*	Director Compensation Policy (filed as Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on June 12, 2006, and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, as originally filed on March 23, 2007 (File No. 000-52045), and incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm (filed as Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K, as originally filed on March 23, 2007 (File No. 000-52045), and incorporated herein by reference).

24.1	Power of Attorney (filed on page 103 to the Registrant’s Annual Report on Form 10-K, as originally filed on March 23, 2007 (File No. 000-52045), and incorporated herein by reference).

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K, as originally filed on March 23, 2007 (File No. 000-52045), and incorporated herein by reference).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K, as originally filed on March 23, 2007 (File No. 000-52045), and incorporated herein by reference).

*	Management contract or compensatory plan or arrangement

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of October 2007.

Volcano Corporation
By:	/s/ John T. Dahldorf
John T. Dahldorf
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ R. Scott Huennekens R. Scott Huennekens	President, Chief Executive Officer and Director (Principal Executive Officer)	October 17, 2007
/s/ John T. Dahldorf John T. Dahldorf	Chief Financial Officer (Principal Accounting and Financial Officer)	October 17, 2007
* Olav B. Bergheim	Director	October 17, 2007
* James C. Blair, Ph.D.	Director	October 17, 2007
/s/ Connie R. Curran Connie R. Curran, R.N., Ed.D	Director	October 17, 2007
/s/ Kieran T. Gallahue Kieran T. Gallahue	Director	October 17, 2007
* Lesley H. Howe	Director	October 17, 2007
* Ronald A. Matricaria	Director	October 17, 2007
John Onopchenko	Director

*By:	/s/ John T. Dahldorf

John T. Dahldorf
Attorney-in-Fact

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Asset Purchase Agreement, by and among Jomed Inc., Jomed N.V., Jomed GmbH, Jomed Benelux S.A. and the Registrant, dated July 10, 2003 (filed as Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

2.2†	Asset Transfer Agreement, by and between Pacific Rim Medical Ventures Corp. and Koninklijke Philips Electronics N.V., dated July 3, 2003 (filed as Exhibit 2.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

4.3	Amended and Restated Investor Rights Agreement, by and among the Registrant and certain stockholders, dated February 18, 2005 (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.4	Warrant to purchase shares of Series B Preferred Stock, issued by the Registrant to Venture Lending & Leasing IV, LLC, dated September 30, 2004 (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.5	Warrant to purchase shares of common stock, issued by the Registrant to Silicon Valley Bank, dated July 18, 2003 (filed as Exhibit 4.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.6	Warrant to purchase shares of Series B Preferred Stock, issued by the Registrant to Silicon Valley Bank, dated July 18, 2004 (filed as Exhibit 4.9 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.7	Rights Agreement, by and between the Registrant and American Stock Transfer & Trust Company, dated June 20, 2006 (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

10.1	Form of Indemnification Agreement for directors, chief executive officer and chief financial officer (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.2*	2000 Long Term Incentive Plan and forms of Stock Option Agreements thereunder (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 5, 2006, and incorporated herein by reference).

10.3*	2005 Equity Compensation Plan and forms of Stock Option Agreements and Stock Grant Agreement thereunder (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678),

Exhibit
Number	Description
as originally filed on May 5, 2006, and incorporated herein by reference).

10.3a*	2005 Equity Compensation Plan Form of Grantee Restriction Agreement (filed as Exhibit 10.3a to the Registrant’s Annual Report on Form 10-K, as originally filed on March 23, 2007 (File No. 000-52045), and incorporated herein by reference).

10.4†	License Agreement by and between the Registrant and The Cleveland Clinic Foundation, dated April 30, 2002 (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.5*	Employment Agreement by and between the Registrant and R. Scott Huennekens, dated February 1, 2006 (filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.6*	Employment Agreement by and between the Registrant and John T. Dahldorf, dated February 1, 2006 (filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.7	Standard Multi-Tenant Office Lease—Gross, as amended, by and between Ethan Conrad and the Registrant, dated June 13, 2005 (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.8	Net Lease Agreement, as amended, by and between Panattoni-Catlin Venture XXVI and Endosonics Corporation, dated January 10, 1996 (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.9	Standard Industrial/ Commercial Multi-Tenant Lease, as amended, by and between 1325 “J” Street L.P. and Jomed Incorporated, dated January 16, 2001 (filed as Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 5, 2006, and incorporated herein by reference).

10.10†	Supply Agreement by and between the Registrant and AVE Galway Limited, dated July 21, 2003 (filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.11	License Agreement by and between the Registrant and AVE Galway Limited, dated July 21, 2003 (filed as Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.12†	International Distributor Agreement by and between Cardiometrics, Inc., Goodman Company, Ltd. and Kaneko Enterprises, Inc., dated September 17, 1994 (filed as Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.13†	Exclusive Distribution Agreement, as amended, by and between Goodman Company, Ltd. and the Registrant, dated September 27, 2004 (filed as Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.14†	Supply and Distribution Agreement between General Electric Medical Systems Scs and the Registrant, dated March 16, 2006 (filed as Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.15†	Amended and Restated Japanese Distribution Agreement by and among the Registrant, Volcano Japan Co., Ltd. and Fukuda Denshi Co., Ltd., dated March 17, 2006 (filed as Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.16*	Managing Director Agreement by and between Volcano Europe NV and Mr. Michel Lussier, dated March 20, 2006 (filed as Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

Exhibit
Number	Description
10.17†	Termination of Option to Distribute Agreement by and between Medtronic Vascular, Inc. and the Registrant, dated January 27, 2006 (filed as Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

10.18†	Software Development and License Agreement by and between Paieon, Inc. and the Registrant dated May 10, 2006 (filed as Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

10.19*	Director Compensation Policy (filed as Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on June 12, 2006, and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, as originally filed on March 23, 2007 (File No. 000-52045), and incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm (filed as Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K, as originally filed on March 23, 2007 (File No. 000-52045), and incorporated herein by reference).

24.1	Power of Attorney (filed on page 103 to the Registrant’s Annual Report on Form 10-K, as originally filed on March 23, 2007 (File No. 000-52045), and incorporated herein by reference).

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K, as originally filed on March 23, 2007 (File No. 000-52045), and incorporated herein by reference).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K, as originally filed on March 23, 2007 (File No. 000-52045), and incorporated herein by reference).

*	Management contract or compensatory plan or arrangement

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.