Form 10-Q
period 2007-09-30
Volcano CORP
filed 2007-11-13
CIK 1354217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large Accelerated Filer ☐      Accelerated Filer ☐      Non-accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 7, 2007
Common stock, $0.001 par value	46,810,238

VOLCANO CORPORATION
Quarterly Report on Form 10-Q for the quarter ended September 30, 2007

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
VOLCANO CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$49,579	$77,738
Short-term available-for-sale investments	42,781	17,787
Accounts receivable, net	22,801	21,575
Inventories	20,687	13,423
Prepaid expenses and other current assets	3,646	2,208

Total current assets	139,494	132,731
Restricted cash	361	352
Property and equipment, net	12,552	9,333
Intangible assets, net	9,831	11,946
Other non-current assets	720	363

	$162,958	$154,725

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,832	$8,209
Accrued compensation	7,223	5,993
Accrued expenses and other current liabilities	5,839	5,292
Deferred revenues	4,241	2,675
Current maturities of long-term debt	322	1,654

Total current liabilities	29,457	23,823
Long-term debt	90	66
Deferred license fee	1,188	1,375
Other	219	279

Total liabilities	30,954	25,543

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, par value of $0.001; 250,000 shares authorized; 38,757 and 37,720 shares issued and outstanding at September 30, 2007 and December 31, 2006	39	38
Additional paid-in capital	199,820	193,468
Accumulated other comprehensive loss	(1,000)	(302)
Accumulated deficit	(66,855)	(64,022)

Total stockholders’ equity	132,004	129,182

	$162,958	$154,725

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$31,474	$27,782	$90,605	$73,517
Cost of revenues	12,285	10,560	35,466	30,248

Gross profit	19,189	17,222	55,139	43,269
Operating expenses:
Selling, general and administrative	16,005	11,769	44,271	35,027
Research and development	4,837	3,965	15,241	12,835
Amortization of intangibles	751	781	2,313	2,332

Total operating expenses	21,593	16,515	61,825	50,194

Operating income (loss)	(2,404)	707	(6,686)	(6,925)
Interest expense	(32)	(144)	(193)	(3,910)
Interest and other income, net	2,042	192	4,672	1,072

Income (loss) before provision for income taxes	(394)	755	(2,207)	(9,763)
Provision for income taxes	258	254	626	273

Net income (loss)	$(652)	$501	$(2,833)	$(10,036)

Net income (loss) per share:
Basic	$(0.02)	$0.02	$(0.07)	$(0.60)

Diluted	$(0.02)	$0.01	$(0.07)	$(0.60)

Weighted-average shares outstanding:
Basic	38,694	32,976	38,368	16,744

Diluted	38,694	36,900	38,368	16,744

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

				Accumulated
			Additional	Other		Total
			Paid-In	Comprehensive	Accumulated	Stockholders’
	Common Stock		Capital	Loss	Deficit	Equity
	Shares	Amount
Balance at December 31, 2006	37,720	$38	$193,468	$(302)	$(64,022)	$129,182
Issuance of common stock under stock option plans	1,002	1	1,537			1,538
Employee stock-based compensation cost			4,509			4,509
Non-employee stock-based compensation cost			294			294
Vesting of previously exercised stock options			8			8
Increase in net proceeds from public offering			4			4
Exercise of warrants	35	—	—			—
Comprehensive loss:
Net loss					(2,833)	(2,833)
Foreign currency translation adjustments				(712)		(712)
Net unrealized gains on investments				14		14

Total comprehensive loss						(3,531)

Balance at September 30, 2007	38,757	$39	$199,820	$(1,000)	$(66,855)	$132,004

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September
	30,
	2007	2006
Operating activities
Net loss	$(2,833)	$(10,036)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,729	6,737
Amortization of debt discount and deferred financing fees	102	1,709
Accretion of investment discount, net	(653)	—
Interest capitalized as debt principal	—	1,973
Non-cash stock compensation expense	4,703	2,294
Gain on foreign exchange	(1,042)	(578)
Loss (gain) on disposal of long-lived assets	152	(24)
Impairment of long-lived asset	139	—
Changes in operating assets and liabilities:
Accounts receivable, net	(856)	(6,101)
Inventories	(7,067)	(1,829)
Prepaid expenses and other assets	(1,553)	(728)
Accounts payable	3,555	(2,844)
Accrued compensation	1,181	1,127
Accrued expenses and other liabilities	437	(291)
Deferred revenues	1,353	(122)

Net cash provided by (used in) operating activities	3,347	(8,713)

Investing activities
Purchase of short-term available-for-sale securities	(71,627)	—
Sale or maturity of short-term available-for-sale securities	47,107	—
Capital expenditures	(6,720)	(3,590)
Cash paid for other intangibles	(198)	(226)
Proceeds from sale of long-lived assets	—	50

Net cash used in investing activities	(31,438)	(3,766)

Financing activities
Proceeds from public offerings of common stock, net	4	54,522
Repayment of long-term debt	(1,560)	(32,216)
Proceeds from issuance of short-term debt	—	750
Repayment of short-term debt	—	(750)
Proceeds from exercise of common stock options	1,538	55
Decrease in restricted cash	—	(33)

Net cash provided by (used in) financing activities	(18)	22,328

Effect of exchange rate changes on cash and cash equivalents	(50)	6
Net increase (decrease) in cash and cash equivalents	(28,159)	9,855
Cash and cash equivalents, beginning of period	77,738	15,219

Cash and cash equivalents, end of period	$49,579	$25,074

Supplemental disclosures
Interest capitalized as debt principal	$—	$1,973
Cash paid for interest	111	228
Cash paid for income taxes	480	74
Non-cash investing and financing activities
Preferred stock converted into common stock upon initial public offering	—	63,060
See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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
We have prepared the accompanying unaudited financial information as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006.
In the opinion of management, the unaudited financial information as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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
Concentrations of Credit Risk
Fukuda Denshi Co., Ltd., a distributor in Japan, accounted for 6.8% and 6.7% of our revenues in the three and nine months ended September 30, 2007, respectively, 9.5% and 14.3% for the three and nine months ended September 30, 2006, respectively, and 5.6% and 14.4% of our accounts receivable as of September 30, 2007 and December 31, 2006, respectively. Goodman Company, Ltd., a distributor in Japan, accounted for 16.8% and 16.8% of our revenues in the three and nine months ended September 30, 2007, respectively, 27.2% and 14.6% for the three and nine months ended September 30, 2006, respectively, and 21.8% and 14.7% of our accounts receivable as of September 30, 2007 and December 31, 2006, respectively. No other single customer accounted for more than 10% of our revenues for any period presented and, as of September 30, 2007 and December 31, 2006, no other single customer accounted for more than 10% of our accounts receivable.

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
We adopted SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, stock-based compensation cost recognized in the three and nine months ended September 30, 2007 and 2006, includes stock-based compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and stock-based compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. See “Note 6. Stockholders’ Equity” for additional information.
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
Accrued warranty liability is included in accrued expenses and other current liabilities in the consolidated balance sheets. The change in the accrued warranty liability for the nine months ended September 30, 2007 and 2006 is summarized in the following table (in thousands):

	Nine Months Ended
	September 30,
	2007	2006
Balance at beginning of period	$706	$359
Warranties issued	1,936	535
Settlements	(1,480)	(473)

Balance at end of period	$1,162	$421

Net Income (Loss) Per Share
Basic and diluted net income (loss) per share is presented in accordance with SFAS No. 128, Earnings per Share. Basic net income (loss) per share is computed by dividing consolidated net income (loss) by the weighted-average number of common shares outstanding during the period. For the three and nine months ended September 30, 2007 and the nine months ended September 30, 2006, our potential dilutive shares, which include outstanding common stock options and warrants have not been included in the computation of diluted net loss per share, as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. Shares issuable upon exercise of warrants to purchase common stock, which require little or no cash consideration from the holder are included in basic net income (loss) per share using the treasury stock method. Warrants to purchase an aggregate of up to 3,091,216 shares of our common stock at an exercise price of $0.011 per share have been reflected in the calculation of basic and diluted net income (loss) per share using the treasury stock method until their date of exercise in September 2006, at which time, these warrants were automatically exercised in connection with our June 2006 initial public offering of common stock per the original terms of the warrants.

The basic and diluted net income (loss) per share calculations for the three and nine months ended September 30, 2007 and 2006 are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic:
Net income (loss)	$(652)	$501	$(2,833)	$(10,036)

Weighted-average common shares outstanding	38,694	32,976	38,368	14,821
Shares issuable upon exercise of certain warrants	—	—	—	1,923

Shares used for basic net income (loss) per share	38,694	32,976	38,368	16,744

Basic net income (loss) per share	$(0.02)	$0.02	$(0.07)	$(0.60)

Diluted:
Net income (loss)	$(652)	$501	$(2,833)	$(10,036)

Weighted-average common shares outstanding — basic	38,694	32,976	38,368	16,744
Dilutive effect of stock options and warrants	—	3,924	—	—

Weighted-average common shares outstanding — diluted	38,694	36,900	38,368	16,744

Diluted net income (loss) per share	$(0.02)	$0.01	$(0.07)	$(0.60)

Potential common shares that would have the effect of decreasing basic net loss per share are considered to be antidilutive. In accordance with SFAS No. 128, these shares were not included in calculating diluted earnings per share. The following table sets forth potential shares of common stock for the three months ended September 30, 2007 and the nine months ended September 30, 2007 and 2006, that are not included in the diluted net loss per share calculation because their effect would be anti-dilutive (in thousands):

	Three and
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2006

Stock options outstanding	5,316	4,962
Warrants to purchase common stock	127	213
Unvested common stock subject to repurchase	7	34
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 and we will adopt SFAS 157 for our fiscal year beginning January 1, 2008. We are currently assessing the potential impact the adoption of SFAS 157 will have on our consolidated results of operations and financial position.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-

instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and we will adopt SFAS 159 for our fiscal year beginning January 1, 2008. We are currently determining whether fair value accounting is appropriate for any of the eligible items and we cannot estimate the impact, if any, the adoption of SFAS 159 will have on our consolidated results of operations and financial position.
2. Financial Statement Details
Cash, Cash Equivalents and Short-Term Available-for-Sale Investments
Our short-term investments have been classified as available-for-sale investments. At September 30, 2007, our cash, cash equivalents and short-term available-for-sale investments were as follows (in thousands):

			Unrealized	Unrealized
			Losses	Losses
		Unrealized	Less Than	12 Months or	Estimated Fair
	Cost	Gains	12 Months	Longer	Value
Non interest bearing cash	$4,319	$—	$—	$—	$4,319
Money market funds	17,826	—	—	—	17,826
U.S. corporate securities	70,201	24	(10)	—	70,215

Total	$92,346	$24	$(10)	$—	$92,360

As of September 30, 2007, all of our investments mature within one year. These investments are recorded at their estimated fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss.
Inventories
Our inventories consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Finished goods	$7,250	$5,302
Work-in-process	5,306	2,529
Raw materials	8,131	5,592

Total	$20,687	$13,423

3. Debt and Credit Facilities
Our outstanding debt, including current maturities, was $412,000 and $1.7 million at September 30, 2007 and December 31, 2006, respectively.
Revolving Credit Facility
In July 2003, we entered into a revolving credit facility agreement with a bank to provide working capital and for general corporate purposes. Effective July 2004 and 2005, we amended this revolving credit facility and in conjunction with these amendments, the credit facility was increased from $6.0 million to $8.0 million and from $8.0 million to $10.0 million, respectively. In April 2006, the revolving credit facility was amended and renewed and in July 2006, the revolving credit facility agreement was further amended. In May 2007, the credit facility expired as scheduled.
Senior Subordinated Debt
Pursuant to a subordinated debt agreement entered into in December 2003, we repaid the outstanding balance of $29.2 million on our senior subordinated notes, as required by their terms, with the proceeds from our June 2006 initial public offering.

4. Intangible Assets
Intangible assets consist of developed technology, customer relationships, licenses, and patents and trademarks, which are amortized using the straight-line method over periods ranging from three to ten years, representing the estimated useful lives of the assets. During the nine months ended September 30, 2007, we recorded intangible asset additions of $198,000 related to internally developed patents and trademarks.
Intangible assets subject to amortization, by major class, consisted of the following (in thousands):

	September 30, 2007
				Weighted-
		Accumulated		Average Life
	Cost	Amortization	Net	(in years)

Developed technology	$12,469	$8,153	$4,316	6.5
Licenses	7,034	3,277	3,757	9.8
Customer relationships	1,674	1,094	580	6.5
Patents and trademarks	1,567	389	1,178	9.0

	$22,744	$12,913	$9,831	7.4

At September 30, 2007, future amortization expense associated with our intangible assets was expected to be as follows (in thousands):

2007 (three months)	$756
2008	3,023
2009	3,023
2010	847
2011	847
Thereafter	1,335

Total	$9,831

5. Commitments and Contingencies
Purchase Commitments
We have obligations under non-cancelable purchase commitments, primarily for production materials. As of September 30, 2007, the future minimum payments under these non-cancelable purchase commitments, all requiring payment by March 31, 2008, totaled $9.3 million.
6. Stockholders’ Equity
In May 2006, our stockholders approved a resolution to increase the number of authorized shares of our common stock to 250,000,000, which became effective upon the completion of our initial public offering. In May 2006 and June 2007, our stockholders approved increases in the number of shares subject to our 2005 equity compensation plan by 2,272,727 shares and 3,500,000 shares, respectively, to a total of 11,662,558. As of September 30, 2007, we have reserved 9,482,167 shares and 127,400 shares of our common stock for the issuance of options under our stock option plans and the exercise of common stock warrants, respectively.
Public Offerings of our Common Stock
On June 15, 2006, we completed an underwritten initial public offering in which 7,820,000 shares of our common stock were sold to the public at an offering price of $8.00 per share. The initial public offering resulted in net proceeds of $54.5 million, after deducting offering expenses and underwriting discounts and commissions. Of the net proceeds, $29.2 million was used to repay our senior subordinated debt, as required by its terms and $750,000 was used to pay the outstanding balance of our short-term debt. In conjunction with the offering, all of our outstanding shares of preferred stock were converted into 18,123,040 shares of our common stock immediately prior to the closing of the offering and certain warrants to purchase 3,103,943 shares of our common stock were by their terms, automatically exercised on a cash-less basis upon the closing of the offering, resulting in the net issuance of 3,097,943 shares of our common stock.

On December 12, 2006, we completed a follow-on underwritten public offering in which 3,500,000 shares of our common stock were sold by the company and 4,000,000 shares were sold by certain selling stockholders, including officers of the company. In addition, we sold 795,000 shares under an over-allotment option exercised by the underwriters. The follow-on offering, including the exercise of the over-allotment option, resulted in net proceeds to the company of $66.8 million, after deducting offering expenses and underwriting discounts and commissions.
On October 23, 2007, subsequent to the end of the third quarter of 2007, we completed a follow-on underwritten public offering in which 8,050,000 shares of our common stock were sold by the company, including 1,050,000 shares under an over-allotment option exercised by the underwriters. The follow-on offering, including the exercise of the over-allotment option, resulted in net proceeds to the company of approximately $122.8 million, after deducting underwriting discounts and commissions and estimated costs of the offering.
Warrants
As of September 30, 2007, there was a warrant outstanding to purchase 127,400 shares of our common stock at a price of $3.30 per share. The warrant is immediately exercisable by the holder and expires on September 30, 2011.
Employee Stock Purchase Plan
On June 7, 2007, our stockholders approved our 2007 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan provides for the purchase of up to an aggregate of 500,000 shares of common stock of the company, subject to annual increases approved by the Board of Directors. The Purchase Plan provides eligible employees the opportunity to purchase shares of Volcano Corporation common stock at the lower of up to 85% of the fair market value on the first or last day of the applicable offering period, by having withheld from their salary up to 15% of their compensation. No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year, nor may purchase more than 750 shares in any six-month purchase period. The Purchase Plan is administered by the Compensation Committee of the Board of Directors and the first offering period began on September 1, 2007. As of September 30, 2007, no shares of common stock had been issued under the Purchase Plan and there were a total of 500,000 shares of common stock reserved for issuance under the Purchase Plan.
Stock-Based Compensation
As of September 30, 2007, we have granted options under the 2005 Equity Compensation Plan (the 2005 Plan) and the 2000 Long Term Incentive Plan (the 2000 Plan) under which a maximum aggregate of 11,662,558 shares of our common stock may be issued or transferred to our employees, non-employee directors and consultants. Effective October 2005, all options will be granted under the 2005 Plan. Options previously granted under the 2000 Plan that are cancelled or expire will increase the shares available for grant under the 2005 Plan. The terms of grant vary by plan and as of September 30, 2007, 4,153,542 shares remained available to grant.
The following table sets forth stock-based compensation expense, including expense related to the Purchase Plan, included in the our consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of revenues	$181	$103	$434	$239
Selling, general and administrative	1,437	573	3,486	1,680
Research and development	359	133	783	375
Included in the table above is $87,000 and $294,000 of stock-based compensation expense related to non-employees in the three months and nine months ended September 30, 2007, respectively, and $95,000 and $366,000 in the three months and nine months ended September 30, 2006, respectively. Additionally, there was $251,000 and $152,000 of total stock-based compensation cost capitalized in inventory as of September 30, 2007 and December 31, 2006, respectively.
We have not recognized, and we do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on our net deferred tax assets and our net operating loss carryforwards.

We use the Black-Scholes-Merton option-pricing model (“Black-Scholes” model). Option valuation models require the input of highly subjective assumptions including the expected life of the stock-based award and the expected stock price volatility. The assumptions discussed here represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the recorded and pro forma stock-based compensation expense could have been materially different. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from the estimate, the stock-based compensation expense could be materially different.
The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.6%	5.0%	4.5% - 5.0%	4.6% - 5.0%
Expected life (years)	4.75	4.75	4.75	4.75
Estimated volatility	49%	55%	49% - 54%	55% - 61%
Expected dividends	None	None	None	None
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
Estimated Volatility—We calculate volatility based upon the trading history of our common stock and implied volatility of the common stock of comparable medical device companies in determining an estimated volatility when using the Black-Scholes option-pricing formula to determine the fair value of options granted.
Expected Dividends—Since we have not declared any dividends in the past, we use a zero value for the expected dividend value factor when using the Black-Scholes option-pricing formula to determine the fair value of options granted.
Estimated Forfeitures—When estimating forfeitures, we considered voluntary and involuntary termination behavior as well as analysis of actual option forfeitures.
A summary of the status of our non-vested shares as of September 30, 2007 and changes during the nine months ended September 30, 2007 was as follows:

		Weighted-Average
		Grant Date Fair
	Shares	Value
Non-vested shares at December 31, 2006	1,891,033	$3.94
Grants of options	1,712,289	$9.50
Vesting of options	(942,281)	$4.39
Forfeitures or expirations of options	(67,239)	$6.82

Non-vested shares at September 30, 2007	2,593,802	$7.37

Option activity for the nine months ended September 30, 2007 was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Life	intrinsic value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2006	4,672,408	$2.98
Grants of options	1,712,289	$19.50
Exercises	(1,001,933)	$1.54
Forfeitures or expirations	(67,239)	$12.16

Outstanding and exercisable at September 30, 2007	5,315,525	$8.46	6.4	$47,675

Vested and expected to vest as of September 30, 2007	5,138,850	$8.31	6.4	$46,795

As required by SFAS No. 123(R), we made an estimate of expected forfeitures and we are recognizing compensation cost only for those equity awards expected to vest.
The total intrinsic value of stock options exercised during the nine months ended September 30, 2007 was $17.6 million, which represents the difference between the exercise price of the option and the estimated fair value of our common stock on the dates exercised. As of September 30, 2007, $19.0 million of total unrecognized compensation cost related to stock options issued to employees is expected to be recognized over a weighted average term of 3.1 years.
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
Revenues for the three and nine months ended September 30, 2007 and 2006 based on geographic location are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
United States	$15,819	$12,726	$46,235	$36,611
Japan	8,305	10,175	23,429	21,234
Europe, the Middle East and Africa	6,072	3,469	17,003	12,386
Rest of world	1,278	1,412	3,938	3,286

	$31,474	$27,782	$90,605	$73,517

8.  Income Taxes
We accrue interest and penalties on underpayment of income taxes related to unrecognized tax benefits as a component of income tax expense in our consolidated statements of operations. No amounts were recognized for interest and penalties upon adoption of FIN 48 or during the three and nine months ended September 30, 2007.
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. We record liabilities for income tax contingencies based on our best estimate of the underlying exposures. We are open for audit by the U.S. Internal Revenue Service and state tax jurisdictions from our inception in 2000 to 2006. We are open for audit by Belgium and various European tax jurisdictions from the inception of Volcano Europe S.A./N.V. in 2003 to 2006. We are open for audit by Japan tax jurisdictions since the inception of Volcano Japan Co. Ltd. in 2004 to 2006.

For the three and nine month periods ended September 30, 2007, we recorded a provision for income taxes of approximately $258,000 and $626,000, respectively. For the three and nine month periods ended September 30, 2006, we recorded a provision for income taxes of $254,000 and $273,000, respectively. The provision for income taxes consists primarily of foreign income taxes and domestic state taxes.
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
In July 2003, we were paid a $2.5 million license fee by Medtronic in exchange for the fully paid, royalty-free, perpetual, irrevocable, worldwide license. The license fee has been deferred and is being recognized as revenue over the estimated 10-year term of the agreement. The amount recorded in revenues totaled $62,500 during each of the three month periods ended September 30, 2007 and 2006 and $125,000 during each of the nine month periods ended September 30, 2007 and 2006. At September 30, 2007, the amount deferred was $1.4 million, of which $250,000 was reflected in the current portion of deferred revenues. In addition, we recorded revenues related to the sale of a component of our IVUS catheter totaling $290,000 and $495,000 to Medtronic during the three and nine months ended September 30, 2007, respectively, and $1,000 and $899,000 during the three and nine month periods ended September 30, 2006. At September 30, 2007 and December 31, 2006, there was $170,000 and $5,000 due from Medtronic, respectively.
10. Subsequent Event
On October 23, 2007, subsequent to the end of the third quarter of 2007, we completed a follow-on underwritten public offering in which 8,050,000 shares of our common stock were sold by the company, including 1,050,000 shares under an over-allotment option exercised by the underwriters. The follow-on offering, including the exercise of the over-allotment option, resulted in net proceeds to the Company of approximately $122.8 million, after deducting underwriting discounts and commissions and estimated costs of the offering.

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
We have corporate infrastructure in the United States, Europe and Japan, direct sales capabilities in the United States and a combination of direct sales and distribution relationships in international markets, including Japan, Europe, the Middle East, Africa, Canada, Asia Pacific and Latin America. Our corporate headquarters, located in Rancho Cordova, California, contains our worldwide manufacturing and research and development operations. We have sales offices in Alpharetta, Georgia and Tokyo, Japan, sales and distribution offices in Zaventem, Belgium, a third-party distribution facility in Chiba, Japan, a research and development facility in Cleveland, Ohio and a marketing and administrative office in San Diego, California.
We have focused on building our U.S. and international sales and marketing infrastructure to market our products to physicians and technicians who perform percutaneous interventional procedures in hospitals and to other personnel who make purchasing decisions on behalf of hospitals. As of September 30, 2007, we had approximately 580 worldwide employees, including approximately 260 manufacturing employees, 150 sales and marketing employees and approximately 75 research and development employees. Included in the 150 sales and marketing employees are 22 marketing employees, 102 sales and sales support employees in the United States, 16 sales and sales support employees in Europe, 9 sales and sales support employees in Japan and two direct sales representatives responsible for Asia.
In the nine months ended September 30, 2007 and 2006, 18.9% and 16.8%, respectively, of our revenues and 14.0% and 13.3%, respectively, of our operating expenses were denominated in foreign currencies, primarily the Euro. As a result, we are subject to risks related to fluctuations in foreign currency exchange rates, which could affect our operating results in the future.
Our IVUS products are comprised of consoles, single-procedure disposable catheters and advanced functionality options. Our family of consoles includes the IVUS In-Vision Gold, or IVG, and the PC-based s5. The s5 family of products was launched in 2006 and is our primary console offering. We continue to develop advanced functionality options including real-time VHTM IVUS tissue characterization, and phased array and rotational catheter compatibility. Our single-procedure disposable IVUS catheters only operate and interface with our family of IVUS consoles. We believe we are the only company worldwide that offers both phased array and rotational catheters.
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

As of September 30, 2007, we had a worldwide installed base of over 2,200 IVUS consoles and over 700 FM consoles. We intend to grow and leverage this installed base to drive recurring sales of our single-procedure disposable catheters and guide wires. In the nine months ended September 30, 2007, the sale of our single-procedure disposable catheters and guide wires accounted for $68.6 million, or 75.8% of our revenues, a $12.7 million, or 22.9%, increase from the same period in 2006, in which the sale of our single-procedure disposable catheters and guide wires accounted for $55.9 million, or 76.0% of our revenues.
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
In March 2006, we entered into a supply and distribution agreement with GE, pursuant to which we collaborated on the development and distribution of our s5i GE Innova product, which is our IVUS imaging system console that is installed directly into a cath lab on a permanent basis and is able to be integrated with GE’s Innova system. Under the terms of the agreement, GE has been granted exclusive distribution rights worldwide, excluding Japan, for the s5i GE Innova product for a period of 12 months, subject to minimum purchase forecasts, and non-exclusive distribution rights thereafter. The 12-month exclusivity period expired on August 14, 2007. GE has also been granted non-exclusive distribution rights worldwide, excluding Japan, for our s5i product. Unless extended, or terminated earlier in accordance with its terms, the agreement will expire on December 31, 2009. GE’s obligation to purchase products from us under the agreement is limited to firm purchase orders made by GE and accepted by us. No minimum purchase requirements are required and the forecasts to be provided under the agreement will not be binding. While we have not previously entered into a distribution arrangement that is similar to our agreement with GE, we believe our relationship with GE will enable us to increase sales of our consoles worldwide, excluding Japan.
On June 15, 2006, we completed an underwritten initial public offering of 7,820,000 shares of our common stock, which included 1,020,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option, at an offering price of $8.00 per share. The initial public offering resulted in net proceeds of $54.5 million, after deducting offering expenses and underwriting discounts and commissions. In conjunction with our initial public offering, all our outstanding shares of preferred stock were converted into 18,123,040 shares of our common stock immediately prior to the closing of the offering and certain warrants to purchase 3,103,943 shares of our common stock were, by their terms, automatically exercised on a cash-less basis upon the closing of the offering, resulting in the net issuance of 3,097,943 shares of our common stock.
On December 12, 2006, we completed a follow-on underwritten public offering in which 3,500,000 shares of our common stock were sold by the company and 4,000,000 shares were sold by certain selling stockholders, including officers of the company. In addition, we sold 795,000 shares under an over-allotment option exercised by the underwriters. The follow-on offering, including the exercise of the over-allotment option, resulted in net proceeds to the Company of $66.8 million, after deducting offering expenses and underwriting discounts and commissions.
On October 23, 2007, subsequent to the end of the third quarter of 2007, we completed a follow-on underwritten public offering in which 8,050,000 shares of our common stock were sold by the company, including 1,050,000 shares under an over-allotment option exercised by the underwriters. The follow-on offering, including the exercise of the over-allotment option, resulted in net proceeds to the company of approximately $122.8 million, after deducting underwriting discounts and commissions and estimated costs of the offering.

Financial Operations Overview
The following is a description of the primary components of our revenue and expenses.
Revenues. We derive our revenues primarily from the sale of our IVUS and FM consoles and single-procedure disposables. In the nine months ended September 30, 2007, 85.8% of our revenues were derived from the sale of our IVUS consoles and IVUS single-procedure disposables, as compared with 86.0% in the nine months ended September 30, 2006. In the nine months ended September 30, 2007, 11.3% of our revenues were derived from the sale of our FM consoles and FM single-procedure disposables, as compared with 11.2% in the nine months ended September 30, 2006. Other revenues consist primarily of spare parts sales, service and maintenance revenues, shipping and handling revenues and license fees.
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
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and other related costs for personnel serving the sales, marketing, executive, finance, information technology and human resource functions. Other costs include travel and entertainment expenses, facility costs, trade show, training and other promotional expenses, professional fees for legal and accounting services, impairment of certain long-lived assets and stock-based compensation expense. We expect that our selling, general and administrative expenses will increase as we add sales personnel and as we continue to be subject to the reporting obligations applicable to public companies, including compliance with the requirements under the Sarbanes-Oxley Act of 2002.
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
Interest Expense. Interest expense is comprised primarily of interest expense on our notes payable, current portion of long-term debt, capital leases and the amortization of debt discount. We expect interest expense in 2007 to decrease as a result of the June 2006 repayment of the outstanding balance of $29.2 million on our senior subordinated notes and as we continue to pay down our remaining debt balances in 2007 and 2008.
Interest and Other Income (Expense), Net. Interest and other income (expense), net is comprised of interest income from our cash and cash equivalents and short-term available-for-sale investments and gains and losses on foreign currency translations.
Provision for Income Taxes. Provision for income taxes is comprised of Federal, state, local and foreign income taxes. Due to uncertainty surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance against these assets in the United States and Europe. Federal and state income tax expense reflects current taxes expected to be paid. Foreign tax expense includes deferred taxes expected to be paid in Europe and current and deferred tax expense on income reported in Japan.
Results of Operations
The following table sets forth items derived from our consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006, presented in both absolute dollars (in thousands) and as a percentage of revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
		Percent		Percent		Percent		Percent
		of		of		of		of
	2007	Revenues	2006	Revenues	2007	Revenues	2006	Revenues
Revenues:	$31,474	100.0	$27,782	100.0	$90,605	100.0	$73,517	100.0
Cost of revenues	12,285	39.0	10,560	38.0	35,466	39.1	30,248	41.1

Gross profit	19,189	61.0	17,222	62.0	55,139	60.9	43,269	58.9
Operating expenses:
Selling, general and administrative	16,005	50.8	11,769	42.4	44,271	48.9	35,027	47.6
Research and development	4,837	15.4	3,965	14.3	15,241	16.8	12,835	17.5
Amortization of intangibles	751	2.4	781	2.8	2,313	2.6	2,332	3.2

Total operating expenses	21,593	68.6	16,515	59.5	61,825	68.3	50,194	68.3

Operating income (loss)	(2,404)	(7.6)	707	2.5	(6,686)	(7.4)	(6,925)	(9.4)
Interest expense	(32)	(0.1)	(144)	(0.5)	(193)	(0.2)	(3,910)	(5.3)
Interest and other income, net	2,042	6.4	192	0.7	4,672	5.2	1,072	1.4

Income (loss) before provision for income taxes	(394)	(1.3)	755	2.7	(2,207)	(2.4)	(9,763)	(13.3)
Provision for income taxes	258	0.8	254	0.9	626	0.7	273	0.4

Net income (loss)	($652)	(2.1)	$501	1.8	($2,833)	(3.1)	($10,036)	(13.7)

The following table sets forth our revenues by geography expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2007	2006	Change	2007	2006	Change
Revenues[1]:
United States	$15,819	$12,726	24.3	$46,235	$36,611	26.3
Japan	8,305	10,175	(18.4)	23,429	21,234	10.3
Europe, the Middle East and Africa	6,072	3,469	75.0	17,003	12,386	37.3
Rest of world	1,278	1,412	(9.5)	3,938	3,286	19.8

	$31,474	$27,782	13.3	$90,605	$73,517	23.2

1.	Revenues are attributed to countries based on location of the customer, except for original equipment manufacturer revenues which are attributed to the geography from where the equipment is invoiced.

The following table sets forth our revenues by product expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2007	2006	Change	2007	2006	Change
IVUS:
Consoles	$5,931	$7,745	(23.4)	$18,026	$14,659	23.0
Single-procedure disposables	21,113	17,035	23.9	59,698	48,572	22.9
FM:
Consoles	491	7	6,914.3	1,289	952	35.4
Single-procedure disposables	2,791	2,191	27.4	8,949	7,301	22.6
Other	1,148	804	42.8	2,643	2,033	30.0

	$31,474	$27,782	13.3	$90,605	$73,517	23.2

Comparison of Three Months Ended September 30, 2007 and 2006
Revenues. Revenues increased $3.7 million, or 13.3%, to $31.5 million in the three months ended September 30, 2007, as compared to revenues of $27.8 million in the three months ended September 30, 2006. In the three months ended September 30, 2007, IVUS revenue increased $2.3 million, or 9.1%, as compared to the three months ended September 30, 2006. The $2.3 million increase in IVUS revenue is comprised of $4.1 million, or 23.9%, from higher sales volume of our single-procedure disposable IVUS products, partially offset by a $1.8 million, or 23.4%, decrease in sales of our IVUS consoles, as compared to the three months ended September 30, 2006. The increase in single-procedure disposable IVUS revenue in the three months ended September 30, 2007, resulted from an increase in volume and in the average selling price as compared to the three months ended September 30, 2006. Our FM revenues increased $1.1 million, or 49.3%, from the three months ended September 30, 2006. Increases in revenues were realized in the U.S. and European markets while revenues decreased in Japan and the other international markets. The decrease in Japan revenues is due primarily to $2.5 million from higher console sales in the third quarter of 2006 compared to the third quarter of 2007 related to the initial sale of our PC-based s5 consoles to our Japanese distributors.
Cost of Revenues.  Cost of revenues increased $1.7 million, or 16.3%, to $12.3 million, or 39.0% of revenues in the three months ended September 30, 2007, from $10.6 million, or 38.0% of revenues in the three months ended September 30, 2006. Gross margin was 61.0% of revenues in the three months ended September 30, 2007 down from 62.0% of revenues in the three months ended September 30, 2006. The increase in the cost of revenues and the decrease in gross margin in the three months ended September 30, 2007 was primarily due to a decrease in the average selling prices of certain IVUS consoles and higher warranty expense. These factors were partially offset by an increase in the average selling price and a decrease in production cost of certain IVUS catheters, as well as increased average selling prices for certain FM disposables.
Selling, General and Administrative. Selling, general and administrative expenses increased $4.2 million, or 36.0%, to $16.0 million, or 50.8% of revenues in the three months ended September 30, 2007, as compared to $11.8 million, or 42.4% of revenues in the three months ended September 30, 2006. The increase in the three months ended September 30, 2007 as compared with the three months ended September 30, 2006 was primarily due to increased sales and marketing headcount and increased promotional activities, higher stock-based compensation expense, and higher professional fees to comply with the requirements of the Sarbanes-Oxley Act of 2002.
Research and Development. Research and development expenses increased $872,000, or 22.0%, to $4.8 million, or 15.4% of revenues in the three months ended September 30, 2007, as compared to $4.0 million, or 14.3% of revenues in the three months ended September 30, 2006. The increase in research and development expenses in the three months ended September 30, 2007, was primarily due to higher product development project costs and payroll-related costs associated with increased headcount.
Amortization of Intangibles. Amortization expense was relatively constant at $751,000, or 2.4% of revenues in the three months ended September 30, 2007, as compared to $781,000, or 2.8% of revenues in the three months ended September 30, 2006.
Interest Expense. Interest expense decreased $112,000, or 77.8%, to $32,000, or 0.1% of revenues in the three months ended September 30, 2007, as compared to $144,000, or 0.5% of revenues in the three months ended September 30, 2006. The decrease was due entirely to a reduction in debt balances.
Interest and Other Income, Net. Interest and other income, net was $2.0 million in the three months ended September 30, 2007, as compared to $192,000 in the three months ended September 30, 2006. The change in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was attributable to a $956,000 increase in foreign exchange gains due primarily to the marking-to-market of the Euro based receivables owed to Volcano Corporation from Volcano Europe and an $892,000 increase in interest income due to higher cash and cash equivalents and short-term available-for-sale investment balances following our June 2006 initial public offering and our December 2006 secondary offering.
Provision for income taxes. Provision for income taxes for the three months ended September 30, 2007 was $258,000 compared to $254,000 for the three months ended September 30, 2006.
Comparison of Nine Months Ended September 30, 2007 and 2006
Revenues. Revenues increased $17.1 million, or 23.2%, to $90.6 million in the nine months ended September 30, 2007, as compared to revenues of $73.5 million in the nine months ended September 30, 2006. In the nine months ended September 30, 2007, IVUS revenue increased $14.5 million, or 22.9%, as compared to the nine months ended September 30, 2006. The $14.5 million increase in IVUS revenue is comprised of $11.1 million, or 22.9%, from higher sales volume of our single-procedure disposable IVUS products and $3.4 million, or 23.0%, from an increase in sales of our IVUS consoles, as compared to the nine months ended September 30, 2006. The increase in single-procedure disposable IVUS revenue in the nine months ended September 30, 2007 resulted from an increase in volume and in the average selling price as compared to the nine months ended September 30, 2006. The increase in IVUS console revenue in the nine months ended September 30, 2007, resulted from higher sales volume of our newer s5 family of consoles compared with sales of our previous generation IVG consoles during the nine months ended September 30, 2006. Our FM revenues increased $2.0 million, or 24.1%, for the nine months ended September 30, 2006. Increases in revenues were realized across all our key markets.
Cost of Revenues. Cost of revenues increased $5.2 million, or 17.3%, to $35.5 million, or 39.1% of revenues in the nine months ended September 30, 2007, from $30.2 million, or 41.1% of revenues in the nine months ended September 30, 2006. Gross margin was 60.9% of revenues in the nine months ended September 30, 2007 an increase from 58.9% of revenues in the nine months ended September 30, 2006. The decrease in cost of revenues as a percent of revenues and the increase in gross margin in the nine months ended September 30, 2007 is primarily due to an increase in the average selling price and a decrease in production cost of certain IVUS catheters, as well as an increase in the average selling prices for certain FM disposables. This favorable variance was partially offset by higher warranty and freight expenses.
Selling, General and Administrative. Selling, general and administrative expenses increased $9.2 million, or 26.4%, to $44.3 million, or 48.9% of revenues in the nine months ended September 30, 2007, as compared to $35.0 million, or 47.6% of revenues in the nine months ended September 30, 2006. The increase in the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006 was primarily due to increased sales and marketing headcount and promotional expenses, higher professional fees to comply with the requirements of the Sarbanes-Oxley Act of 2002 and higher stock-based compensation expense.
Research and Development. Research and development expenses increased $2.4 million, or 18.7%, to $15.2 million, or 16.8% of revenues in the nine months ended September 30, 2007, as compared to $12.8 million, or 17.5% of revenues in the nine months ended September 30, 2006. The increase in research and development expenses in the nine months ended September 30, 2007, was primarily due to higher product development project costs, payroll-related costs associated with increased headcount and increased clinical and regulatory costs.
Amortization of Intangibles. Amortization expense was relatively constant at $2.3 million, or 2.6% of revenues in the nine months ended September 30, 2007, compared to $2.3 million, or 3.2% of revenues in the nine months ended September 30, 2006.
Interest Expense. Interest expense decreased $3.7 million, or 95.1%, to $193,000, or 0.2% of revenues in the nine months ended September 30, 2007, as compared to $3.9 million, or 5.3% of revenues in the nine months ended September 30, 2006. The decrease was due to a reduction in debt primarily from the repayment of $29.2 million of our senior subordinated notes in June 2006.
Interest and Other Income, Net. Interest and other income, net was $4.7 million in the nine months ended September 30, 2007, as compared to $1.1 million in the nine months ended September 30, 2006. The change in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was primarily attributable to a $3.1 million increase in interest income due to higher cash and cash equivalents and short-term available-for-sale investment balances following our June 2006 initial public offering and our December 2006 secondary offering and a $464,000 increase in foreign currency translation gains.
Provision for income taxes. Provision for income taxes for the nine months ended September 30, 2007 and September 30, 2006 was $626,000 and $273,000, respectively. The increase is principally attributable to higher foreign income taxes in 2007.

Liquidity and Capital Resources
Sources of Liquidity
At September 30, 2007, our cash and cash equivalents and short-term available-for-sale investments totaled $92.4 million. We invest our excess funds in short-term securities issued by corporations, banks, municipalities and financial holding companies and in money market funds comprised of these same types of securities.
On June 15, 2006, we completed an underwritten initial public offering of 7,820,000 shares of our common stock, which included 1,020,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option. Proceeds of the offering, after deducting offering expenses and underwriting discounts and commissions were $54.5 million. Pursuant to a subordinated debt agreement entered into in December 2003, we repaid the outstanding balance of $29.2 million on our senior subordinated notes, as required by their terms, with a portion of the proceeds from our initial public offering.
On December 12, 2006, we completed a follow-on underwritten public offering in which 3,500,000 shares of our common stock were sold by the company and 4,000,000 shares were sold by certain selling stockholders, including officers of the company. In addition, we sold 795,000 shares under an over-allotment option exercised by the underwriters. The follow-on offering, including the exercise of the over-allotment option, resulted in net proceeds to the Company of $66.8 million, after deducting underwriting discounts and commissions and other estimated costs of the offering.
On October 23, 2007, subsequent to the end of the third quarter of 2007, we completed a follow-on underwritten public offering in which 8,050,000 shares of our common stock were sold by the company, including 1,050,000 shares under an over-allotment option exercised by the underwriters. The follow-on offering, including the exercise of the over-allotment option, resulted in net proceeds to the company of approximately $122.8 million, after deducting underwriting discounts and commissions and estimated costs of the offering.
At September 30, 2007, our accumulated deficit was $66.9 million. Since inception, we have generated significant operating losses and as a result we did not generate sufficient cash flow to fund our operations and the growth in our business. Accordingly, we had financed our operations and acquisitions primarily through the issuances of $62.5 million of preferred stock, $20.0 million of senior subordinated notes and $7.0 million of term loans. These issuances of equity and debt were supplemented with borrowings from our revolving credit facility and equipment financing arrangements. In addition, in July 2003, we financed a portion of our acquisition of certain IVUS patents and technology by entering into a non-interest bearing note with Philips in the amount of $3.3 million. The issuances of our senior subordinated notes, term loans and our revolving credit facility included warrants to purchase our Series B preferred stock, which automatically converted into warrants to purchase common stock upon the completion of our initial public offering, or our common stock.
Cash Flows
Cash Flows from Operating Activities. Cash provided by operating activities of $3.3 million for the nine months ended September 30, 2007 reflected our net loss of $2.8 million, offset by adjustments for non-cash expenses consisting primarily of depreciation and amortization of $5.7 million and stock-based compensation expense of $4.7 million. In addition, accounts payable increased $3.6 million primarily due to the timing of payments. These amounts were partially offset by a $7.1 million increase in inventories, a $1.5 million increase in prepaid expenses and other assets and an $856,000 increase in accounts receivable. The increase in inventory was primarily due to anticipated increased sales volume, the increase in prepaid expenses and other assets was primarily due to payments made for future expenses and the increase in accounts receivable was due to increased sales volume and the timing of receipts.
Cash used in operating activities of $8.7 million for the nine months ended September 30, 2006 reflected our net loss of $10.0 million, offset by adjustments for non-cash expenses consisting primarily of depreciation and amortization of $6.7 million, interest capitalized as debt principal of $2.0 million, stock-based compensation expense of $2.3 million and the amortization of debt discount and deferred financing fees of $1.7 million. In addition, accounts receivable increased $6.1 million, which reflects the higher sales activity in the three months ended September 30, 2006, inventories increased $1.8 million to support anticipated sales activity and accounts payable and accrued liabilities decreased $2.0 million, which resulted primarily from the timing of payments.
Cash Flows from Investing Activities. Cash used in investing activities was $31.4 million in the nine months ended September 30, 2007 and $3.8 million in the nine months ended September 30, 2006. During the nine months ended September 30, 2007, $71.6 million was used to purchase short-term available-for-sale investments and $6.7 million was used for capital expenditures, primarily for medical diagnostic equipment. This was partially offset by $47.1 million from the maturity of short-term available-for-sale investments. Cash used in investing activities during the nine months ended September 30, 2006 was primarily from capital expenditures for medical diagnostic equipment and manufacturing equipment.
Capital expenditures were $6.7 million in the nine months ended September 30, 2007. We expect that our capital expenditures in 2007 will be approximately $9.0 million to $10.0 million, primarily for the purchase of medical diagnostic equipment, manufacturing equipment and equipment to support our research and development activities.
Cash Flows from Financing Activities. Cash used in financing activities was minimal in the nine months ended September 30, 2007, as the repayment of $1.5 million of long-term debt was almost entirely offset by the $1.5 million in proceeds from the exercise of employee stock options.
Future Liquidity Needs
Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our sales growth, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies and market and regulatory developments. As of September 30, 2007, we believe our current cash and cash equivalents, our short-term available-for-sale investments and the proceeds from our October 23, 2007 follow-on public offering will be sufficient to fund working capital requirements, capital expenditures, debt service and operations for at least the next 12 months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.
Our ability to fund our longer-term cash needs is subject to various risks, many of which are beyond our control — See Part II, Item 1A — “Risk Factors.” Should we require additional funding, such as to fund operating activity or to make additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities. We cannot assure that such funding will be available in needed quantities or on terms favorable to us.

Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and there have been no material changes other than to the income taxes policy discussed below.
Our accounting policy for income taxes was recently modified due to the adoption of Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) and is described below.
In September 2006, the Financial Accounting Standards Board (FASB) issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect our operating results. We adopted FIN 48 effective January 1, 2007, and the adoption did not have a material impact on our consolidated financial position or results of operations.
Off-Balance Sheet Arrangements
As of September 30, 2007, we did not have any off-balance sheet arrangements that have or are reasonably likely to have current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
There have been no material changes to the contractual obligations during the period covered by this report, outside of the ordinary course of business, from those disclosed in our annual report on Form 10-K for the year ended December 31, 2006.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
During the nine months ended September 30, 2007, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4T. Controls and Procedures
Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, as of September 30, 2007, such disclosure controls and procedures were effective.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the effectiveness of controls
Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our principal executive officer and principal financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time we become subject to legal proceedings in the ordinary course of our business. We are not currently involved in any legal proceedings that we believe will, either individually or in the aggregate, materially and adversely affect our business.
Item 1A. Risk Factors
This “Risk Factors” section provides updated information in certain areas from the “Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Annual Report”). Set forth below are certain risk factors that have been expanded or updated from, or added since, the Annual Report. The risks and uncertainties described in the Annual Report, as expanded, updated or added below do not constitute all the risk factors that pertain to our business. Please review the Annual Report for a complete listing of “Risk Factors” that pertain to our business.
We are dependent on the success of our IVUS consoles and catheters and cannot be certain that our products will achieve the broad acceptance necessary to develop a sustainable, profitable business.
Our revenues are primarily derived from sales of our intravascular ultrasound, or IVUS, products, which include our consoles and our single-procedure disposable catheters. We expect that sales of our IVUS products will continue to account for substantially all of our revenues for the foreseeable future. IVUS technology is widely used for determining the placement of stents in patients with coronary disease in Japan, where we believe, based on internal estimates, the procedure penetration rate was over 60% in 2006. By contrast, the penetration rate in the United States for the same type of procedure was approximately 12% in 2006. It is difficult to predict the penetration and future growth rate or size of the market for IVUS technology. The expansion of the IVUS market depends on a number of factors, such as:
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
Even if IVUS technology gains wide market acceptance, our IVUS products may not adequately address market requirements and may not continue to gain market acceptance among physicians, healthcare payors and the medical community due to factors such as:
•	the lack of perceived benefits of information on plaque composition available to the physician through use of our IVUS products, including the ability to identify calcified and other forms of plaque;

•	the actual and perceived ease of use of our IVUS products;

•	the quality of the images rendered by our IVUS products;

•	the cost, performance, benefits and reliability of our IVUS products relative to the products and services offered by our competitors;

•	the lack of perceived benefit of integration of our IVUS products into the cath lab; and

•	the extent and timing of technological advances.
If IVUS technology generally, or our IVUS products specifically, do not gain wide market acceptance, we may not be able to achieve our anticipated growth, revenues or profitability and our results of operations would suffer.
We have a limited operating history, have incurred significant operating losses since inception and cannot assure you that we will achieve profitability.
We were formed in January 2000 and until 2003 were a development stage company substantially devoted to the research and development of tools designed to diagnose vulnerable plaque. In July 2003, we acquired substantially all of the assets related to the IVUS and functional measurement, or FM, product lines from Jomed, Inc., or the Jomed Acquisition, and commenced the manufacturing, sale and distribution of IVUS and FM products. We have yet to demonstrate that we have sufficient revenues to become a sustainable, profitable business. Even if we do achieve significant revenues, we expect our operating expenses will increase as we expand our business to meet anticipated growing demand for our products and as we devote resources to our sales, marketing and research and development activities. If we are unable to reduce our cost of revenues and our operating expenses, we may not achieve profitability. As of September 30, 2007, we had an accumulated deficit of $66.9 million. We expect to experience quarterly fluctuations in our revenues due to the timing of capital purchases by our customers and to a lesser degree the seasonality of disposable consumption by our customers and our expenses as we make future investments in research and development, selling and marketing and general and administrative activities that will cause us to experience variability in our reported earnings and losses in future periods. Failure to achieve and sustain profitability would negatively impact the market price of our common stock.
If the clinical studies that we sponsor or co-sponsor are unsuccessful, or clinical data from studies conducted by other industry participants are negative, we may not be able to develop or increase penetration in identified markets and our business prospects may suffer.
We sponsor or co-sponsor several clinical studies to demonstrate the benefits of our products in current markets where we are trying to increase use of our products and in new markets. Implementing a study is time consuming and expensive, and the outcome is uncertain. The completion of any of these studies may be delayed or halted for numerous reasons, including, but not limited to, the following:
•	the U.S. Food and Drug Administration, or the FDA, institutional review boards or other regulatory authorities do not approve a clinical study protocol or place a clinical study on hold;

•	patients do not enroll in a clinical study or are not followed-up at the expected rate;

•	patients experience adverse side effects, including adverse side effects to our or a co-sponsor’s drug candidate or device;

•	patients die during a clinical study for a variety of reasons that may or may not be related to our products, including the advanced stage of their disease and medical problems;

•	third-party clinical investigators do not perform the clinical studies on the anticipated schedule or consistent with the clinical study protocol and good clinical practices, or other third-party organizations do not perform data collection and analysis in a timely or accurate manner;

•	our co-sponsors do not perform their obligations in relation to the clinical study or terminate the study;

•	regulatory inspections of manufacturing facilities, which may, among other things, require us or a co-sponsor to undertake corrective action or suspend the clinical studies;

•	changes in governmental regulations or administrative actions; and

•	the interim results of the clinical study are inconclusive or negative; and the study design, although approved and completed, is inadequate to demonstrate safety and efficacy.

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
Clinical studies may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. For example, our Volcano VH Registry has enrolled over 3,000 patients and the ADAPT study has a projected enrollment of 11,000 patients. Patient enrollment in clinical studies and completion of patient follow-up depend on many factors, including the size of the patient population, the study protocol, the proximity of patients to clinical sites, eligibility criteria for the study and patient compliance. For example, patients may be discouraged from enrolling in our clinical studies if the applicable protocol requires them to undergo extensive post-treatment procedures or if they are persuaded to participate in different contemporaneous studies conducted by other parties. Delays in patient enrollment or failure of patients to continue to participate in a study may result in an increase in costs, delays or the failure of the study. Such events may have a negative impact on our business by making it difficult to penetrate or expand certain identified markets. Further, if we are forced to contribute greater financial and clinical resources to a study, valuable resources will be diverted from other areas of our business.
Negative results from clinical studies conducted by other industry participants could harm our results. For example, recently the number of PCI procedures declined due to concerns attributed to late stent thrombosis and the long-term efficacy of drug-eluting stents. If the number of PCI procedures declines, the need for IVUS procedures could also decline and our business prospects may suffer.
Competition from companies that have longer operating histories and greater resources than us may harm our business.
The medical device industry, including the market for IVUS products, is highly competitive, subject to rapid technological change and significantly affected by new product introductions and market activities of other participants. As a result, even if the size of the markets in which we compete, including the IVUS market, increases, we can make no assurance that our revenues will increase. In addition, as the markets for medical devices, including IVUS products, develop, additional competitors could enter the market. To compete effectively, we will need to continue to demonstrate that our products are attractive alternatives to other devices and treatments. We believe that our continued success depends on our ability to:
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
With respect to our IVUS products, our largest competitor is Boston Scientific. We also compete in Japan with Terumo Corporation. Boston Scientific, Terumo and other potential competitors are substantially larger than us and may enjoy competitive advantages, including:
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
For these reasons, we may not be able to compete successfully against our current or potential future competitors, and sales of our products may decline.
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
We have engaged a third party to develop an automated system to replace this equipment. The automated system has been installed and is now manufacturing the scanners on the majority of our phased array catheters with all scanner production expected to be performed by this new system in the first quarter of 2008. The system is located at the third party’s facility which requires us to be dependent on the third party for the day-to-day control and protection of the system as well as the sole sourcing of scanners once all scanner manufacturing is performed by the new system. We expect that in the event it is necessary to replace the third party for the assembly operation, it would take at least twelve months to identify and qualify an appropriate replacement supplier that is able to undertake the additional assembly operation.
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
We launched the rotational catheter product for our IVUS IVG in the United States and Europe in the third quarter of 2006 and in Japan in the third quarter of 2007. We are developing a rotational catheter product for each of our s5 consoles. We expect to launch the rotational catheter product for our s5 consoles in the United States and Europe in the first half of 2008 and in Japan in the second half of 2008. We expect to launch our catheter product for VH IVUS in the United States and Europe in the second half of 2008 and in Japan in the first half of 2009. To reach this goal, we must complete various stages of development, and it may be necessary to delay expected product launches to allow us to finalize product development. We have also been working to improve the design and functionality of our FM ComboMap product. Additional development steps, including manufacturing and product testing, will be necessary before these products can be launched. Any development delays resulting in a delayed launch may have a negative effect on our business, including lost or delayed revenue and decreased market acceptance.
Delays in our development of product enhancements or functionality may also adversely impact the sale of our IVUS consoles. We have entered into a software development and license agreement with Paieon to develop functionality that synchronizes IVUS and angiographic images to be included as part of our IVUS consoles. Although the initial development of IVUS and angiographic image co-registration functionality on our IVUS IVG consoles was completed in the second half of 2006, we have delayed further development of this functionality relative to our s5 consoles and to solicit feedback from physicians regarding the use of the IVUS IVG consoles into which the co-registration functionality has been integrated. If we do not complete development, full functionality is not achieved or the product does not provide the anticipated benefit, we may not recoup the investment, and the sale of our IVUS consoles may be adversely impacted.
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
We currently depend on third-party distributors to sell our products. If these distributors are not successful in selling our products, we may be unable to increase or maintain our level of revenue. Over the long term, we intend to grow our business internationally, and to do so we will need to attract additional distributors to expand the territories in which we do not directly sell our products. Our distributors may not commit the necessary resources to market and sell our products. If current or future distributors do not perform adequately or if we are unable to locate distributors in particular geographic areas, we may not realize revenue growth internationally. A significant portion of our annual revenue is derived from sales to our Japanese distributors, primarily Goodman, Fukuda Denshi and Johnson & Johnson K.K., Medical Company (Johnson & Johnson). In the nine months ended September 30, 2007, we generated revenues of $15.1 million from sales to our Japanese distributors. While these, in some cases, multi-level agreements allow us to access specific customers and markets, they create complex distribution arrangements and increase our reliance on our Japanese distributors. We entered into an agreement with Fukuda Denshi in March 2006 that extended our commercial relationship though September 2012. This agreement became effective upon the transfer of the related regulatory approvals held by Fukuda Denshi, which took place on September 1, 2006. We entered into a distribution agreement with Johnson & Johnson in December 2006. A significant change in our relationship with our distributors or in the relationships between our distributors may have a negative impact on our ability to sustain and grow our business in Japan.
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
We derive, and anticipate we will continue to derive, a significant portion of our revenues from operations in Japan and Europe. In the nine months ended September 30, 2007, revenues to customers located in Japan and Europe were $40.4 million and $33.6 million, representing 44.6% and 45.7%, respectively, of our total revenue. As we expand internationally, we will need to hire, train and retain qualified personnel for our direct sales efforts and retain distributors and train their personnel in countries where language, cultural or regulatory impediments may exist. We cannot ensure that distributors, physicians, regulators or other government agencies will accept our products, services and business practices. In addition, we purchase some components on the international market. The sale and shipment of our products and services across international borders, as well as the purchase of components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions, including:
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
Goodman currently distributes our FM products in Japan and is responsible for Japanese regulatory compliance in relation to these products, including obtaining and maintaining the applicable regulatory approvals and ensuring ongoing compliance with Japanese laws and regulations relating to importation and sale. We have neither the capability nor the authority to import or sell our FM products in Japan and are dependent on Goodman to do so. In the nine months ended September 30, 2007 and 2006, sales of our FM products in Japan accounted for 10.5% and 11.7%, respectively, of our FM product revenues and 1.2% and 1.3%, respectively, of our total revenues. Our distribution relationship with Goodman is based on an agreement executed in 1994. By its terms, this agreement expired in 1999 unless extended by mutual written agreement. No formal amendment to the agreement has extended its terms. However, Goodman and we have continued to operate in accordance with its terms, including the adoption of new pricing exhibits, placement and fulfillment of orders, and payment of invoices, since we acquired certain FM assets in 2003. In July 2007, Goodman obtained regulatory approval relating to the importation and sale of our rotational catheter and certain related hardware in Japan. If Goodman fails to maintain regulatory compliance related to our FM and rotational products, we will be unable to sell these products in Japan. Furthermore, if Goodman successfully argues that it is under no obligation to distribute our products and ceases to distribute our products, we will no longer be able to sell these products in Japan.
Our products may in the future be subject to product recalls or voluntary market withdrawals that could harm our reputation, business and financial results.
The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture that could affect patient safety. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious adverse health consequences or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated recall or voluntary recall or market withdrawal by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. For example, we are currently conducting a field correction, designated by FDA as a Class III recall, to replace monitors on certain s5i equipment, which were responsible for emissions slightly exceeding electromagnetic compatibility for the product. Recalls or voluntary withdrawals of any of our products would divert managerial and financial resources, and have an adverse effect on our financial condition and results of operations. A recall or voluntary withdrawal could harm our reputation with customers, affect revenues and negatively affect our stock price.

Our manufacturing operations are dependent upon third party suppliers, which makes us vulnerable to supply problems, price fluctuations and manufacturing delays.
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
We also rely on Silicon Microstructures, Inc., or SMI, for the supply of pressure sensors used in the manufacture of our FM wires. SMI has notified us that they will stop producing our product on 4” wafers and that an end-of-life purchase of product is required in order to secure any remaining inventory from them. A purchase order has been placed with SMI to purchase an estimated four-year supply. We believe this will provide us with adequate time for us to initiate and qualify a replacement supplier or new design to replace the product that SMI has stopped manufacturing. We expect that it will take 18 to 24 months to identify an appropriate replacement supplier, complete design work and undertake the necessary inspections before the new pressure sensors will be available.
We also rely upon Endicott Interconnect Technologies (EIT) for the assembly operation of the scanner used on the IVUS catheters. We do not carry a significant inventory of the scanner assemblies that are finished by EIT. We expect that in the event it is necessary to replace EIT for the assembly operation, it would take at least 12 months to identify and qualify an appropriate replacement supplier that is able to undertake the additional assembly operation. A Materials Supply Agreement is in place with EIT for the assembly of the scanner devices.
In addition, we implemented a new automated system to replace the customized equipment which is no longer produced or supported by a third party for the manufacture of the scanners located on our phased array catheters. The new automated system is located at EIT’s facility and we are dependent on EIT for the day-to-day control and protection of the system. If the new automated system does not perform as expected, or if we are not provided with the product as requested, or if we are not provided access to the system, we may encounter delays in the manufacture of our catheters and many not have sufficient inventory to meet our customers’ demands, which could negatively impact our revenues.
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
As of September 30, 2007, we believe that our current cash and cash equivalents, our short-term available-for-sale investments and the proceeds from our October 23, 2007 follow-on public offering will be sufficient to fund working capital requirements, capital expenditures, debt service and operations for at least the next 12 months. However, we may need to obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to act on opportunities to acquire or invest in complementary businesses, products or technologies. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:
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
Malfunction of our products, such as the separation of catheter tips during procedures, could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Such malfunctions have been reported to us on 24 occasions since July 2003. No injury to patients resulted from any of these incidents, but we can make no assurance that any future incident would not result in harm to patients. Upon learning of the malfunctions, we have taken all actions required by law and notified the appropriate regulatory authorities, including the FDA. We investigated each of the incidents, and found no evidence that the catheters were manufactured incorrectly. Product mishandling may contribute to or cause a separation or other product malfunction. Our product labeling includes a warning statement to avoid pulling the catheter if resistance is felt, but we can make no assurance that our products will be handled properly. While we do not believe there was any deficiency in any product, we cannot guarantee that malfunctions will not occur in the future. If they do occur, we may elect to take voluntary corrective action, and we may be subject to involuntary corrective action such as notification, fines, seizures or recalls. If someone is harmed by a malfunction or by product mishandling, we may be subject to product liability claims. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.
If we fail to adequately manage our regulatory responsibilities following the Japanese regulatory approvals, our ability to sell our IVUS products in Japan would be impaired.
We currently market our IVUS products in Japan under two types of regulatory approval known as a SHONIN and a NINSHO. SHONINS for medical devices are issued by Japan’s Ministry of Health, Labour and Welfare (MHLW) to a Marketing Authorization Holder, or MAH, who thereafter holds the SHONINS for, or possesses regulatory approval permitting the import of such devices into Japan. NINSHOS for medical devices are issued by MHLW-approved third-party agencies such as BSI-Japan. Under the third-party program, only certain devices are authorized to be reviewed and approved in this manner. Our IVUS imaging consoles fall within this category and we have elected to participate in this program and have received approval for the s5i. The SHONINS for our IVUS products were previously held by Fukuda Denshi, the MAH for our IVUS products, who acted as our importer and one of our Japanese distributors and has been responsible for our regulatory compliance in Japan. Until June 1, 2006, we did not have the authority to import or sell our IVUS products directly in Japan, and we were dependent on Fukuda Denshi to do so.
Fukuda Denshi transferred the SHONINs for our IVUS products to us on June 1, 2006. Due to the transfer of the SHONINs, responsibility for Japanese regulatory filings and future compliance resides with us. There is a risk that the transfer of the SHONINs and regulatory responsibility will lead to disruption or lack of coordination in our ongoing compliance activities in Japan. As the holder of the SHONINs, we have the authority to import and sell those IVUS products for which we have the SHONINs as well as those products which we have obtained a NINSHO; but are subject to greater scrutiny. As such, we have to dedicate greater internal resources to direct regulatory compliance in Japan. We cannot guarantee that we will be able to adequately meet the increased regulatory responsibilities. Non-compliance with Japanese regulations may result in action to prohibit further importation and sale of our products in Japan, a significant market for our products. Goodman K.K. holds the SHONIN for our rotational product line; the Revolution catheter and the IVG with SpinVision. In these two product cases, Goodman is the MAH who imports these devices and all of the regulatory responsibility of an MAH for these two devices is the responsibility of Goodman.
As a holder of SHONINs and NINSHOs, we are required to import those products for which we are MAH directly through our Japanese subsidiary and sell to our distributors from our subsidiary. At present, we do not have the capabilities to support direct importation and sales of products to our distributors. As a result, we have retained a third party to provide this support. We have limited operating history with this third party and cannot guarantee that it or any other party will adequately support importation and sales of products to our distributors. If we cannot establish the infrastructure to import our products or if support is not adequately provided by a third party, our ability to import and sell our products in Japan would be impaired. If we are unable to sell our IVUS products in Japan, we will lose a significant part of our annual revenues, and our business will be substantially impacted.
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
We expect to file new SHONIN applications for our IVUS catheters and our IVUS IVG consoles sometime between 2008 and 2010, although we are not required under the Japanese regulatory laws to do so until 2010 and we may decide to file such new SHONIN applications at a time that is deemed advantageous. This new filing will comply with the new law which encompasses design, manufacturing, shipping and quality processes. In connection with the new law, the Japanese government has prepared new guidance documents, including one document that addresses raw materials, that, along with the new law, greatly expand the required content of the product approval application from the prior law. With the existing SHONINs, we relied on Fukuda Denshi’s regulatory expertise that the product approval applications appropriately reflected our devices and therefore were in compliance with the law at the time as well as its assessment regarding continuing compliance with the law over the years. We are now the MAH for our IVUS products and have full responsibility for their continued legal compliance in Japan.
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
We were inspected by the FDA in 2004 and in 2006. The 2004 inspection resulted in two inspectional observations on FDA Form 483. The 2006 inspection resulted in three inspectional observations on FDA Form 483. We have responded to these observations and believe that we have adequately completed all necessary evaluation of, and implementation of adjustments to, the affected processes. The FDA has acknowledged our response to the audit and has indicated that the corrective actions should adequately address the inspectional observations.
Inspections by the E.U. Notified Body are conducted biannually or annually and the E.U. Notified Body also has the right to make unannounced visits to our manufacturing facility. We were inspected by the E.U. Notified Body in December 2005, February 2007, and June 2007. No major nonconformities were reported in the December 2005 and February 2007 inspections and the E.U. Notified Body granted us continued ISO 13485:2003 certification. In the latest inspection in June 2007, one major nonconformity was identified. A corrective action plan was submitted and accepted by the Notified Body. As a result, continuing certification was granted. The certification is subject to biannual assessments until April 2008 to reassess the corrective actions. Failure to meet the corrective action plan may result in a suspension of the ISO 13485:2003 certification, which may affect revenues associated with all non-US markets.
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
Our operations may be directly or indirectly affected by various broad Federal and state healthcare fraud and abuse laws. These include the Federal anti-kickback statute, which prohibits any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in return for or to induce the referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of an item or service, for which payment may be made under Federal healthcare programs, such as the Medicare and Medicaid programs. The Federal anti-kickback statute, a felony statute, is very broad in scope, and many of its provisions have not been uniformly or definitively interpreted by existing case law or regulations. In addition, many states have adopted laws similar to the Federal anti-kickback statute, and some of these laws are broader than that statute in that their prohibitions are not limited to items or services paid for by a Federal healthcare program but, instead, apply regardless of the source of payment.
Our financial relationships with healthcare providers and others who provide products or services to Federal healthcare program beneficiaries or are in a position directly or indirectly to recommend or arrange for use of our products are potentially governed by the Federal anti-kickback statute and similar state laws. If our past or present operations, including our consulting arrangements with physicians who use our products, are found to be in violation of these laws, we or our officers may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from Medicare and Medicaid program participation. In connection with their services, some physicians serve as consultants and have in the past been awarded options to purchase our common stock. As of September 30, 2007, 90,906 shares of common stock have been purchased in connection with the exercise of these options and options to purchase 27,272 shares of common stock remain outstanding, vested and exercisable. Additionally, some are paid consulting fees or reimbursed for expenses. If enforcement action were to occur, our business and financial condition would be harmed.
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
We do not believe that we are now subject to state or federal physician self-referral laws, but changes in federal or state legislation or regulatory interpretations could occur. Federal physician self-referral legislation (commonly known as the “Stark Law”) prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member has any financial relationship with the entity. The Stark Law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral, and any person collecting any amounts in connection with an unlawful referral is obligated to refund such amounts. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $100,000 for each such arrangement or scheme. The penalties for violating the Stark Law also include civil monetary penalties of up to $15,000 per referral and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Various states have corollary laws to the Stark Law, including laws that require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Both the scope and exceptions for such laws vary from state to state.
We could also be subject to investigation and enforcement activity under Title II of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created two new federal crimes. A healthcare fraud statute that prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A false statements statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement or representation in connection with the delivery of or payment for healthcare benefits, items or services. A violation of these statutes is a felony and could result in fines, imprisonment or exclusion from government-sponsored programs. Additionally, HIPAA granted expanded enforcement authority to the Department of Health and Human Services and the U.S. Department of Justice and provided enhanced resources to support investigative and enforcement activities by governmental entities regarding fraud and abuse violations relating to healthcare delivery and payment.
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
To the extent we sell our products internationally, market acceptance may depend, in part, upon the availability of coverage and reimbursement within prevailing healthcare payment systems. Coverage, reimbursement, and healthcare payment systems in international markets vary significantly by country, and by region in some countries, and include both government-sponsored healthcare and private insurance. We may not obtain international reimbursement approvals in a timely manner, if at all. Our failure to receive international coverage or reimbursement approvals would negatively impact market acceptance of our products in the international markets in which those approvals are sought.
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

All third-party coverage and reimbursement programs, whether government funded or insured commercially, whether inside the United States or outside, are developing increasingly sophisticated methods of controlling healthcare costs through limitations on covered items and services, prospective reimbursement and capitation programs, group purchasing, redesign of benefits, second opinions required prior to major surgery, careful review of bills, encouragement of healthier lifestyles and exploration of more cost-effective methods of delivering healthcare. These types of programs and legislative changes to coverage and reimbursement policies could potentially limit the amount which healthcare providers may be willing to pay for medical devices.
We believe that future coverage and reimbursement may be subject to increased restrictions both in the United States and in international markets. Third-party reimbursement and coverage for our products may not be available or adequate in either the United States or international markets. Future legislation, regulation, coverage or reimbursement policies of third-party payors may adversely affect the growth of the IVUS and FM markets, the demand for our existing products or our products currently under development, and limit our ability to sell our products on a profitable basis.
Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain.
Our success depends significantly on our ability to protect our intellectual property and proprietary technologies. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our pending U.S. and foreign patent applications may not issue as patents or may not issue in a form that will be advantageous to us. Among other reasons, for example, the U.S. Patent and Trademark Office has recently promulgated new rules under 37 CFR Part I, that may affect the number of patents, the number of claims, or the scope of protection we may eventually obtain. Any patents we have obtained or do obtain may be challenged by re-examination, opposition or other administrative proceeding, or may be challenged in litigation, and such challenges could result in a determination that the patent is invalid. In addition, competitors may be able to design alternative methods or devices that avoid infringement of our patents. To the extent our intellectual property protection offers inadequate protection, or is found to be invalid, we are exposed to a greater risk of direct competition. If our intellectual property does not provide adequate protection against our competitors’ products, our competitive position could be adversely affected, as could our business. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.
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
We expect to enter new product fields, such as the IVUS guided therapies and ICE field, in the future. Entering such additional fields may subject us to claims of infringement. Defending any infringement claims would be expensive and time consuming.
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
As of September 30, 2007, the holders of up to approximately 17,755,902 shares of our common stock may require us, subject to certain conditions, to file a registration statement covering those shares. If any of these stockholders cause a large number of securities to be sold in the public market, the sales could reduce our stock price. In addition, sales of these shares could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Because we may need to raise additional capital in the future to continue to expand our business and develop new products, among other things, we may conduct additional equity offerings. These future equity issuances, together with any additional shares issued in connection with acquisitions, will result in further dilution to investors. As of September 30, 2007, options to purchase 5,315,525 shares of our common stock were outstanding under our equity compensation plans. No prediction can be made regarding the effect that future sales of shares of our common stock will have on the market price of shares.
Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.
As of March 31, 2007, our directors, officers and principal stockholders each holding more than 5% of our common stock collectively controlled 41.8% of our outstanding common stock, assuming the exercise of all options held by such persons. To the extent our directors, officers and principal stockholders continue to hold a significant percentage of our outstanding common stock, these stockholders, if they act together, would be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.
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
In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in fiscal 2007, we must now perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 requires that we incur substantial expense and expend significant management efforts. If we identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by The Nasdaq Global Market, SEC or other regulatory authorities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds
On June 15, 2006, we completed an underwritten initial public offering of 7,820,000 shares of our common stock, which included 1,020,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option. Proceeds from our initial public offering, after deducting offering expenses and underwriting discounts and commissions, were $54.5 million. Pursuant to a subordinated debt agreement entered into in December 2003, we repaid the outstanding balance of $29.2 million on our senior subordinated notes, as required by their terms, with a portion of the proceeds from our initial public offering. In addition, through September 30, 2007, $4.3 million was used for other debt repayment, $9.3 million was used for capital expenditures and $482,000 was used for the acquisition of intangibles. The remaining net proceeds have been invested in short-term investments in accordance with our investment policy.
We expect to use the remaining net proceeds from our initial public offering for sales and marketing initiatives to support the ongoing commercialization of our products and to use the remainder of our net proceeds for research and development activities and general corporate purposes.

Item 6. Exhibits

Exhibit
No.	Description of Exhibit
2.1	Asset Purchase Agreement, by and among Jomed Inc., Jomed N.V., Jomed GmbH, Jomed Benelux S.A. and the Registrant, dated July 10, 2003 (filed as Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

2.2	Asset Transfer Agreement, by and between Pacific Rim Medical Ventures Corp. and Koninklijke Philips Electronics N.V., dated July 3, 2003 (filed as Exhibit 2.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

4.3	Amended and Restated Investor Rights Agreement, by and among the Registrant and certain stockholders, dated February 18, 2005 (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.4	Warrant to purchase shares of Series B Preferred Stock, issued by the Registrant to Venture Lending & Leasing IV, LLC, dated September 30, 2004 (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.5	Warrant to purchase shares of common stock, issued by the Registrant to Silicon Valley Bank, dated July 18, 2003 (filed as Exhibit 4.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.6	Warrant to purchase shares of Series B Preferred Stock, issued by the Registrant to Silicon Valley Bank, dated July 18, 2004 (filed as Exhibit 4.9 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.7	Rights Agreement, by and between the Registrant and American Stock Transfer & Trust Company, dated June 20, 2006 (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

10.19	Director Compensation Policy, as revised by the Registrant on August 27, 2007.

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by Volcano Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ John T. Dahldorf John T. Dahldorf	Chief Financial Officer (principal financial officer, principal accounting officer and duly authorized officer)	November 9, 2007

Exhibit Index

Exhibit
No.	Description of Exhibit
2.1	Asset Purchase Agreement, by and among Jomed Inc., Jomed N.V., Jomed GmbH, Jomed Benelux S.A. and the Registrant, dated July 10, 2003 (filed as Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

2.2	Asset Transfer Agreement, by and between Pacific Rim Medical Ventures Corp. and Koninklijke Philips Electronics N.V., dated July 3, 2003 (filed as Exhibit 2.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

4.3	Amended and Restated Investor Rights Agreement, by and among the Registrant and certain stockholders, dated February 18, 2005 (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.4	Warrant to purchase shares of Series B Preferred Stock, issued by the Registrant to Venture Lending & Leasing IV, LLC, dated September 30, 2004 (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.5	Warrant to purchase shares of common stock, issued by the Registrant to Silicon Valley Bank, dated July 18, 2003 (filed as Exhibit 4.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.6	Warrant to purchase shares of Series B Preferred Stock, issued by the Registrant to Silicon Valley Bank, dated July 18, 2004 (filed as Exhibit 4.9 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.7	Rights Agreement, by and between the Registrant and American Stock Transfer & Trust Company, dated June20, 2006 (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

10.19	Director Compensation Policy, as revised by the Registrant on August 27, 2007.

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by Volcano Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.