Form 10-K
period 2007-12-31
Volcano CORP
filed 2008-03-17
CIK 1354217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Registrant’s telephone number, including area code:
1-800-228-4728
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 per share par value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting common equity held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 29, 2007 (which is the last business day of registrant’s most recently completed second fiscal quarter), as reported on the NASDAQ Global Market was approximately $488.3 million. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock as of June 29, 2007 have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     At March 7, 2008, 47,098,328 shares of Common Stock, par value $0.001, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission by no later than April 29, 2008.

VOLCANO CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007

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
We currently have registered trademarks for, at least, Volcano®, Eagle Eye®, Visions®, Revolution®, ComboWire®, SmartMap®, ComboMap®, SmartWire®, FloWire®, WaveWire®, VH®, Trak Back®, FloMap®, ChromaFlo® and Avanar®, and are in the process of registering certain other of our trademarks with the U.S. Patent and Trademark Office including, but not limited to, vfusion powered by VolcanoTM, vfusion TM, AIMTM, Safe and Sound TM and SpinVision TM. Other brand names or trademarks appearing in this Annual Report are the property of their respective holders.
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
We market our products to physicians and technicians who perform percutaneous interventional procedures in hospitals and to other personnel who make purchasing decisions on behalf of hospitals. Our IVUS consoles are marketed as stand-alone units or customized units that can be integrated into a variety of hospital-based interventional surgical suites called cath labs. We have developed customized cath lab versions of these consoles and are developing advanced functionality options as part of our vfusion cath lab integration initiative. With the commercialization of our s5i and s5i GE Innova IVUS consoles and upon the commercialization of other new products and technologies, our vfusion offering will include cath lab-integrated IVUS and FM capabilities, our real-time Virtual Histology, or VH, IVUS functionality with color-coded identification of plaque composition, and automatic drawing of lumen and vessel borders. Our vfusion offering will also support IVUS integrated with other interventional devices, such as Medtronic’s Pioneer re-entry device, used to cross lesions that are completely blocked, and our own image guided therapy products that are in development. The significantly expanded functionality of our vfusion offering will allow for networking of patient information, control of IVUS and FM information at both the operating table and in the cath lab control room, as well as the capability for images to be displayed on standard cath lab monitors. We expect to continue to develop new products and/or acquire technologies to expand our vfusion offering.
We have direct sales capabilities in all major geographies. As of December 31, 2007, we had 98 direct sales and support professionals in the United States, 15 direct sales and support professionals in Europe, 11 direct sales and support professionals in Japan and two direct sales and support professionals responsible for Asia, the Pacific Ocean region and Latin America countries. In addition, we have approximately 50 distribution relationships in 40 other countries.
During the year ended December 31, 2007, we generated worldwide revenues of $130.6 million and incurred an operating loss of $33.1 million, which included a $26.2 million expense of in-process research and development purchased as part of the CardioSpectra, Inc. (CardioSpectra) acquisition. As of December 31, 2007, we had a worldwide installed base of over 2,400 IVUS consoles and over 800 FM consoles. We intend to grow and leverage this installed base of consoles to drive recurring sales of our single-procedure disposable catheters and guide wires, which accounted for approximately 75% of our revenues during the year ended December 31, 2007.
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
•	Accelerating the trend towards less invasive procedures. Our IVUS products offer continuous, real-time three-dimensional imaging, plaque visualization, color-coded identification of plaque composition, and automatic drawing of lumen and vessel borders allowing for automatic vessel sizing. Our FM products offer physicians a simple pressure and flow based method to determine whether stenting or additional percutaneous intervention is required. We believe our combination of IVUS enhancements and functional assessment is instrumental in facilitating less invasive procedures.

•	Improving the diagnosis of cardiovascular disease. We believe our VH IVUS products will significantly improve the diagnosis of cardiovascular disease by addressing the limitations of diagnostic angiography. Our ongoing VH Registry is exploring the correlation of plaque characteristics with patient demographics, clinical presentation and cardiac risk factors, which in conjunction with the PROSPECT data we believe will allow clinicians to identify patients and lesions at risk for future adverse coronary vascular system events.

•	Improving the outcomes of percutaneous interventional procedures. We believe our products, enabled with novel technological enhancements, provide clinically significant information that improves the outcomes of current and increasingly complex percutaneous interventional procedures.

•	Enabling new procedures to treat CAD, PAD and structural heart disease. Current treatment of a number of vascular and structural heart diseases, including coronary, peripheral and carotid artery disease and atrial fibrillation, a heart rhythm disorder involving a rapid heart rate in which the upper chambers, or atria, are stimulated to contract in a disorganized and abnormal manner, is limited by conventional catheter-based techniques and angiography. Because our technologies address many of these current limitations, we believe our products provide the potential to enable these diseases to be diagnosed and optimally treated percutaneously.

•	Improving ease of use of IVUS technologies to drive market adoption. We believe our products, especially our recent IVUS product enhancements such as automatic real-time drawing of lumen and vessel borders, automatic vessel sizing, and color-coded identification of plaque composition, allow doctors to use IVUS with less training while still providing substantially more and better information. Our products also help physicians to conduct increasingly complex percutaneous procedures.

•	Decreasing the number of interventional devices used per procedure and optimizing their usage. FM products offer the opportunity to physiologically assess lesion severity and determine whether stents are needed. Additionally, our image guided therapy products have imaging capability. As a result, our IVUS and FM products have the potential to reduce the number of devices deployed thereby lowering treatment costs. IVUS provides the interventionalist the information to optimize stent sizing and placement.
Our goal is to establish our IVUS and FM products as the standard of care for percutaneous interventional diagnostic and therapeutic procedures. The key elements of our strategy for achieving this goal are to:
•	Increase market share in existing IVUS and FM markets. We continue to introduce product enhancements to meet physicians’ needs for improved visualization, characterization, and ease of use. We believe these enhancements make our products easier to use than competing products while providing substantially more and better information to improve procedural outcomes, thereby driving greater usage of our IVUS and FM products within the existing percutaneous interventional market.

•	Increase IVUS and FM adoption rates. We are working on three strategies to increase penetration. First, we have addressed limitations of conventional IVUS such as difficulty in use, lack of automation and grayscale imaging by developing technologies and introducing features such as automatic real-time drawing of lumen and vessel borders, color-coded identification of plaque composition, and automatic vessel sizing. Second, we developed PC-based IVUS and FM consoles that can be integrated easily into cath labs, thereby making it easier for physicians to adopt and use our products. Third, we have pursued collaborations such as our agreement with General Electric Medical Systems Scs, or GE, in which our integrated IVUS products are required to be included on all of GE’s initial quotes for cardiovascular and interventional radiology systems.

•	Leverage our installed base to drive single-procedure disposable device revenues. We intend to grow and leverage our installed base of IVUS and FM consoles to drive recurring sales of our single-procedure disposable catheters and guide wires to increase our recurring revenue stream from sales of our single-procedure disposable products to our installed base.

•	Develop clinical applications for and utilization of our technology in new markets. We plan to leverage our current technology to expand into new markets and increase clinical applications through clinical studies, conducted by us or with other companies. We have several programs underway to expand the use of our technology in percutaneous interventional procedures and drug studies. These include (1) establishing the use of our IVUS products in combination with diagnostic angiography, (2) developing the capability to determine optimal treatment options for those patients who have stents placed and are on anti-platelet drug therapy, (3) developing technology supported by clinical data to diagnose and guide treatment of vulnerable plaque and carotid artery disease, (4) developing a family of intracardiac echo products based on our existing technologies to improve treatments of structural heart disease, (5) integrating the imaging capability of IVUS with coronary and peripheral therapeutic devices, and (6) using our current technologies in on-going or planned drug studies conducted by pharmaceutical and biotechnology companies.

•	Enhance product capabilities and introduce new products through collaborations or acquisitions. We have a successful track record of acquiring and licensing technologies and collaborating with third parties to create synergistic product offerings. For instance, we licensed from The Cleveland Clinic Foundation the VH IVUS technology that now forms the core of our ability to determine the composition of plaque and acquired from Philips the intellectual property rights allowing us to develop our Revolution rotational catheter. In December 2007, we acquired CardioSpectra, Inc. whose core product line, based on innovative Optical Coherence Tomography (OCT) technology, is expected to complement our existing product offerings. In addition. We believe there will be additional opportunities to leverage these capabilities through technology or company acquisitions as well as collaborations.

•	Improve manufacturing efficiencies and reduce costs to improve margins. We believe that by moving to PC-based consoles and improving our manufacturing processes through increased automation and design improvements, we will be able to continue to reduce the cost to manufacture our consoles and single-procedure disposable products.

•	Continue to expand and protect our intellectual property position. As of December 31, 2007, we had a broad portfolio of at least 191 owned or licensed U.S. and international patents and 154 applications for owned or licensed patents. We intend to continue to expand our intellectual property position to protect the design and use of our products, principally in the areas of IVUS and FM for the diagnosis and guidance of treatment of vascular and structural heart disease.
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
Our IVUS Products
     Consoles

We design, develop, manufacture and commercialize consoles that are proprietary, high-speed electronic systems that process the signals received from our IVUS catheters. These consoles generate high-resolution images which can be displayed on a monitor and can be permanently stored on the system or another medium. We have a family of consoles including our IVUS In-Vision Gold, or IVG, and the new PC-based s5. The s5 family of consoles, which became our primary console following its full commercial launch in July 2006, is substantially smaller, lighter and less expensive to manufacture, and has enhanced functionality. The s5 family has four different models:
     s5: This portable and mobile console is the lightest product on the market, and we believe it has the simplest and easiest user interface. The s5 weighs 95 pounds compared to greater than 300 pounds for our IVUS IVG console and Boston Scientific’s Galaxy product.
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
     s5 and s5i with FFR: These consoles are identical to the s5 and s5i, except that they also include the functionality to measure pressure and FFR.
     Catheters

Our single-procedure disposable catheters only operate and interface with our family of IVUS consoles. We are the only company that offers both phased array and rotational catheters following the commercial launch in the third quarter of 2006 of our Revolution rotational IVUS catheter. We believe this allows us to meet the needs of a greater number of physicians than our competitors. Each phased array IVUS catheter contains a cylindrical transducer array with 64 elements capable of separately sending and receiving signals. Our 45 MHz Revolution rotational catheter is the highest frequency catheter on the market and we believe it offers better resolution in the area close to the end of the catheter, or near-field, than competitive rotational catheters. The Revolution develops images by rotating a single transducer element inside the tip of the catheter using a flexible torque cable. Our Eagle Eye Gold, Visions PV .018, Visions PV 8.2 and Revolution catheters vary in their principal use, frequencies, shaft sizes, shaft lengths, guide wire compatibility and distal tip lengths. These differences allow for the use of different catheters in various portions of the vascular system.
     Advanced Functionality

Our IVUS products incorporate key features that add valuable clinical functionality addressing a number of the historical limitations of conventional IVUS and we intend to incorporate additional functionality in the future. Our IVUS products now incorporate ChromaFlo and VH IVUS which contains in vivo color-coded identification of plaque composition and automatic drawing of lumen and vessel borders.
     ChromaFlo

Angiography alone does not always identify malapposed stents because the contrast injection that makes the lumen visible on x-ray can flow inside the stent, and in between the stent and vessel wall. When this occurs, the stent struts are too small to compete with the dark lumen of the x-ray, leaving the two dimensional image inconclusive or misleading. ChromaFlo stent apposition analysis uses sequential IVUS frames to differentiate circulating blood from stationary or anchored tissue, and when enabled, highlights moving blood in orange. ChromaFlo is particularly important when assessing stent placement as the detailed cross-sectional image clearly identifies moving blood inside and outside of the stent lumen, prompting physicians in many cases to expand the stent until all of the orange colored blood appears inside of the stent lumen.
     VH IVUS

Conventional IVUS allows the visualization of atherosclerotic plaque. However, in standard IVUS grayscale images, calcified regions of plaque and dense fibrous components generally reflect ultrasound energy well and thus appear bright and homogeneous. Conversely, regions of low echo reflectance are usually labeled as soft or mixed plaque. However, the visual interpretation is limited and does not allow qualitative and quantitative real-time assessment of plaque composition. This makes reading IVUS images difficult, drawing lumen and vessel borders cumbersome and identifying vulnerable plaque not possible. Our VH IVUS product allows for the first time, easy to read and interpret IVUS images with color-coded identification of plaque types. Additionally, a key element of the VH IVUS product is the capability to provide automatic drawing of lumen and vessel borders. This feature enables automated vessel sizing, which makes it easier and faster to use our IVUS products. Finally, our VH IVUS functionality offers the potential to identify vulnerable plaque alone or in conjunction with other techniques.
The following table summarizes our recent and anticipated upcoming IVUS related product launches:

	Expected	Expected	Expected
	European	U.S.	Japanese
Product	Launch Date	Launch Date	Launch Date
Consoles
s5 grayscale	Launched	Launched	Launched
s5 with VH IVUS	Launched	Launched	Launched
s5i with VH IVUS	Launched	Launched	Launched
s5i GE Innova IVUS with VH IVUS	Launched	Launched	—
s5 and s5i with FFR	1H 2008	1H 2008	2H 2008
Catheters
Revolution on IVG consoles	Launched	Launched	Launched
Revolution on s5 family of consoles	1H 2008	1H 2008	2H 2008
Revolution supporting VH IVUS on s5	1H 2009	1H 2009	2H 2009
IVUS Guided Balloon	1H 2009	2H 2009	2H 2010

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
Product Expansion
Our Vulnerable Plaque Products and Technology
We have accumulated a portfolio of patent protected technologies and products for the identification of vulnerable plaque including IVUS, VH IVUS tissue characterization, IVUS palpography, and elastography. IVUS palpography and elastography involve measuring the strain of the lumen and the plaque respectively with ultrasound signals gained during different cardiac cycles. We have developed fully functional working devices for each of these technologies and have used them all in clinical studies. At this time, our focus is on our IVUS base of technologies to identify and risk stratify vulnerable plaque with other patient related information that is readily available. With our IVUS and FM technologies we have been able to clinically demonstrate that we can identify many of the characteristics and locations of vulnerable plaque. We are in the process of conducting numerous clinical studies to correlate vulnerable plaque to its clinical significance and risk.
Optical Coherence Tomography
In December 2007, we acquired CardioSpectra, Inc. Through CardioSpectra, we are developing innovative Optical Coherence Tomography (OCT) technology, which is expected to complement our existing product offerings and further enhance our position as an imaging technology leader in the field of interventional medicine. We believe this OCT technology and products will be an important addition to Volcano, as we expect that it will allow us to expand our reach into clinical situations where extremely high resolution imaging is paramount. Our long term goal is to integrate this OCT functionality directly into our s5i integrated imaging suite of products. Our OCT system allows fast, easy imaging of highly detailed structures in the vasculature, including vessel wall defects, intra-luminal thrombus and stent struts. The ability to visualize stent expansion and apposition is excellent when using OCT. CardioSpectra’s OCT resolution is able to visualize even very thin layers of cells covering drug eluting stent struts at follow-up. We expect this capability will be highly valued by other device manufacturers as they design and conduct clinical trials to assess the safety and effectiveness of new implantable devices.
IVUS Guided Therapies

As more procedures move to percutaneous interventional approaches, there is an opportunity to integrate the imaging capability of IVUS with coronary and peripheral therapeutic devices. Many such devices have been developed and tested including IVUS guided chronic total occlusion re-entry devices, balloons, stents, and cell or drug delivery systems for angiogenesis, or the proliferation of blood vessels, and myogenesis, or the proliferation of heart tissue. We currently have a commercial relationship with Medtronic in which we provide them with IVUS imaging components that are incorporated onto their Pioneer chronic total occlusion re-entry device for peripheral artery applications. In addition, we are developing IVUS guided therapy products that, if commercialized, will further expand and differentiate our product offering, drive IVUS utilization and enable us to participate in large endovascular market opportunities, including the market for coronary and peripheral bare metal stents and balloons. IVUS can also be integrated with and guide leads for implantable cardiac rhythm management devices, percutaneous valves, abdominal aortic aneurysm grafts, plaque ablation or excision devices, inferior vena cava filters, and thrombectomy devices. Additionally, there are opportunities to extend the utility of the pressure and flow guide wires into different electrophysiology applications and structural heart disease assessments.
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
The following is a summary of our current ongoing and significant completed clinical studies:

Study	Indication	Study Design	Status	Collaborator(s)
ADAPT (US/Europe)	Study of the optimal placement of drug eluting stents and optimal anti-platelet therapy	11,000 patient, multi-center study of drug- eluting stent placement and stent thrombosis with a 3,000 patient IVUS sub-study	Enrollment to begin in March 2008	Cardiovascular Research Foundation (CRF), Abbott Vascular, Boston Scientific and Johnson & Johnson

PROSPECT (US/Europe)	Natural history study of plaque to investigate non-flow obstructing lesions with an increased risk for future coronary events	700 patient, multi-center study of acute coronary syndrome patients with single or double CAD; non- randomized	Enrollment completed, follow up ongoing; interim baseline data from the first 250 patients was presented in October 2006	Abbott Vascular

Volcano VH Registry (Worldwide)	Study of correlation of coronary plaque characteristics with patient demographics, clinical presentation and cardiac risk factors	3,000 patient, non-randomized prospective, multi- center, global, registry imaging study	Enrollment completed, analysis of data in progress; interim data on first 990 patients presented in October 2006; publications planned for 2H 2007	—

IBIS-2 (Europe)	Estimate the effect on the novel GSK Lp-PLA(2) inhibitor on circulatory biomarkers and coronary plaque biomechanical properties as well as endothelial dysfunction, coronary plaque volume and composition with IVUS grayscale palpography and VH IVUS	330 patient, randomized, placebo-controlled, parallel-group, one year treatment study	Enrollment completed, one year follow up completed; presentation of data expected 1H 2008	GlaxoSmithKline

CAPITAL (US)	Evaluate the prevalence and correlation of the data provided by IVUS grayscale and VH IVUS, such as plaque components, quantities, configurations and location, to patient demographics, clinical presentation and risk factors for carotid artery disease	30 patient, single-center study	Enrollment completed; analysis of data completed and published	Arizona Heart Institute

Assessment of Dual Anti-Platelet Therapy with Drug-Eluting Stents (ADAPT)
We are sponsoring the first major study designed to examine the role of IVUS in ensuring accurate stent placement. The 3,000 patient IVUS sub-study is part of the Cardiovascular Research Foundation’s (CRF) ADAPT-DES study a prospective, multi-center registry of 11,000 (and up to 15,000) patients with coronary artery disease undergoing stent-assisted percutaneous coronary intervention (PCI) using drug-eluting stents (DES). The study’s main objectives are to determine the frequency, timing and correlates (clinical, angiographic and IVUS) of DES thrombosis and the relationship of aspirin and/or clopidogrel hyporesponsiveness, and general platelet reactivity to early and late DES thrombosis. The ADAPT-DES IVUS sub-study is expected to provide definitive evidence as to whether IVUS can identify patients at heightened risk for stent thrombosis. Volcano’s Eagle Eye(R) Gold IVUS catheters will be used in all sub-study patients at the initiation of the sub-study and in follow-up assessments. Analysis will include assessment of lesion morphology by using both traditional grayscale IVUS and Volcano’s proprietary VH™ IVUS tissue characterization technology.
Providing Regional Observations to Study Predictors of Events in the Coronary Tree (PROSPECT)
PROSPECT, sponsored by Abbott Vascular and us, is a natural history study of plaque. The purpose of the multi-center imaging study of patients with unstable atherosclerotic lesions, is to identify imaging modalities or blood markers of inflammation that indicate which non-flow limiting lesions are at higher risk for future acute coronary events. Approximately 700 ACS patients in the United States and Europe with single or double vessel CAD have been enrolled and will be followed for up to five years. In addition to angiography, IVUS grayscale, VH IVUS tissue characterization, IVUS palpography involving a sub-group only and biomarkers will be utilized to explore the relationship between observations of these modalities and subsequent cardiac events. To establish a baseline, IVUS imaging were performed on all three major coronary arteries and biochemical features that can be used to measure the progress of disease or the effects of treatment, or biomarkers, will be assessed. In the event of a major adverse cardiac event, or MACE, such as cardiac death, cardiac arrest, re-hospitalization for angina, myocardial infarction, or revascularization by PCI or coronary artery bypass graft, or CABG, patients will be re-imaged in both the vessel in which the lesion causing the event occurred and in non-affected vessels. Event rates are determined on the date that the patient is in the hospital and then after 30 days, 180 days, one year and yearly thereafter for up to five years. This study is designed to prove that our IVUS technology is predictive, and can identify those plaques that are vulnerable and may cause coronary events. The study commenced enrollment in January 2005.
As of December 31, 2007, there were 700 patients enrolled in the study and patients are being followed up per the protocol. Interim baseline data from the first 250 patients was presented in October 2006. The interim data indicated that three-vessel VH IVUS imaging is feasible in a clinical setting. The interim data also indicated an average of 2.5 angiographically visible but “mild” lesions per patient are left untreated, and that 16% of these lesions are in fact “severe” by quantitative coronary angiography. “Mild” lesions are those with a diameter stenosis of less than 30% and “severe” lesions are those with a diameter stenosis of greater than 50%. By IVUS, the total number of identified lesions, on average, was 2.9 per patient in the proximal and mid coronary tree, of which 25% are classified as severe by IVUS. Severe by IVUS is defined as vessel area less than 4mm2 and greater than 40% plaque burden in the artery at the location of the lesion. VH IVUS was able to identify lesions with presumed characteristics of vulnerable plaque in 35% of patients. Those patients remain untreated as part of the PROSPECT trial design. These plaques were identified by VH IVUS as thin cap fibro-atheromas.
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

As of December 31, 2007, there were 3,225 patients enrolled in the study and enrollment is complete. Patients are being observed pursuant to the protocol. Interim data presented in October 2006 indicated several preliminary findings from the first 990 patients. The interim data indicated that increased amounts of calcium and necrotic core are associated with prior cardiac history, myocardial infarction, previous coronary bypass and diabetes; patients with ischemia do have an increased plaque burden and also a difference in composition of their plaque; and that a combination of aspirin and statin therapy correlated with less plaque burden, and less fibrous and fibro-fatty plaque, suggesting the effectiveness of systemic therapy may be measured by both amount and composition of plaque. In addition, initial data also demonstrated gender specific characteristics in plaque morphology. The ability to correlate demographic data with plaque characteristics in combination with other studies will allow us to clinically identify and treat high-risk lesions that are currently not diagnosed.
Study of Prospective Events in Coronary Intermediate Atherosclerotic Lesions (SPECIAL)
SPECIAL, sponsored by Goodman, Fukuda Denshi and us, is a natural history study of vulnerable plaque with invasive imaging follow-up of a portion of the patients enrolled regardless of whether they have a clinical event or not. The purpose of the study is to identify imaging modalities and/or blood markers of inflammation which may aid in the identification of vulnerable plaque which increases risk of future acute coronary events in ACS patients. We will enroll up to 1,000 ACS patients with single or double vessel CAD at approximately 100 centers in Japan, with half randomized into an IVUS arm and half into a non-IVUS arm. Patients in the IVUS arm will be imaged with angiography and IVUS and these images supplemented by VH IVUS tissue characterization and biomarkers. Patients in the non-IVUS arm will be imaged with angiography alone. In the event of a MACE, patients will be re-imaged with the technology they were imaged with at baseline. Additionally, all patients will be imaged 12 months after the original procedure with the same technology they were imaged with at baseline. The two primary endpoints of the study are the MACE associated with progression of plaque during a 12-month period and the progression of plaque as measured by angiography and our VH IVUS functionality 12 months after intervention. SPECIAL is designed to validate the clinical significance of vulnerable plaque and provide additional information on silent plaque progression which can lead to clinical events. Study enrollment commenced in April 2006. Enrollment is projected to be completed by mid-2008, and the last 12-month invasive follow-up is projected to be completed by the end of 2009.
Integrated Biomarker and Imaging Study (IBIS-2)
IBIS-2, sponsored by GSK and us, is an international, multi-center, randomized, placebo-controlled, parallel-group, one year treatment study in approximately 330 ACS and non-ACS subjects with angiographically documented CAD. The study is designed to compare the effects of an Lp-PLA(2) inhibitor to placebo following 52 weeks of once daily blinded treatment. The study will estimate the effect of GSK’s Lp-PLA(2) inhibitor on circulatory biomarkers and coronary plaque biomechanical properties, as well as dysfunction of the endothelium, the layer of thin, flat cells that lines the interior surface of blood vessels, coronary plaque volume and composition using IVUS, VH IVUS functionality and palpography. A follow-up catheterization was performed on all subjects a year after baseline. The follow-up included all IVUS-based imaging and angiography of the non-intervened artery. IBIS-2 is the first study to look at the effect of a drug therapy on certain plaque characteristics as measured by our grayscale IVUS, VH IVUS and IVUS palpography as compared to a placebo therapy. The study started enrollment in November 2005. We completed enrollment of 330 patients in August 2006. Patients are being followed up per the protocol.
Carotid Artery Plaque Virtual Histology Evaluation (CAPITAL)
CAPITAL, sponsored by the Arizona Heart Institute and us, is the first study to assess VH IVUS data, both quantitative and qualitative, of plaque components in carotid arteries prior to carotid endarterectomy, the incision of the atherosclerotic plaque from the carotid artery or CEA, and carotid artery stenting, or CAS, procedures. The purpose of this single center study is to evaluate the prevalence and correlation of data provided by IVUS and our VH IVUS functionality, such as plaque components, quantities, configurations and location, to patient demographics, clinical presentation and risk factors for carotid artery disease. The study enrolled 30 patients, half CEA and half CAS patients, and enrolled patients must be symptomatic with lesions at least 50% stenosed or asymptomatic with lesions at least 75% stenosed in at least one carotid artery. For the CEA procedures, VH IVUS data has been validated to histological findings from the surgically removed plaque. For the CAS procedures, VH IVUS data was correlated with the presence, type, quantity and size of captured embolic material during the CAS procedure. This study ascertained the prevalence of non-flow obstructing lesions by tissue characteristics rather than clinical significance. The study started enrollment in January 2006. Enrollment was completed and the data was analyzed. Our phased array IVUS catheters, which are being used in CAPITAL, are FDA-cleared for peripheral applications, which include the carotid arteries.
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
Clinical Studies Using IVUS and VH Products
We are or have been involved with GSK, Novartis AG, Lipid Sciences, Inc., Tanabe Seiyaku Co., Ltd. and Kowa Company, Ltd. on clinical studies using IVUS and our VH IVUS product. We believe the additional information our VH IVUS product and IVUS palpography provides will enable us to participate in a growing number of drug studies.
Sales, Marketing and Distribution
We have direct sales capability in the United States, Western Europe and Japan. We intend to continue to increase our direct sales personnel. In addition to our direct sales efforts, we have Japanese distribution relationships with Goodman, Fukuda Denshi and Johnson & Johnson Cordis Division. Altogether, we have 50 distribution relationships in 40 countries.
Property and equipment includes certain medical diagnostic equipment that is located at customer premises. This equipment is placed at our discretion with certain customers, such as key opinion leaders and other strategic customers who agree to use the equipment and purchase specified quantities of our single-procedure disposable products. We retain the ownership of the equipment and have the right to remove the equipment if it is not being utilized according to expectations. Depreciation expense relating to this equipment of $1.8 million, $1.8 million and $1.4 million is recorded in cost of revenues during the years ended December 31, 2007, 2006 and 2005, respectively. The net book value of this equipment was $4.8 million and $2.1 million at December 31, 2007 and December 31, 2006, respectively. Also included in medical diagnostic equipment is property and equipment used for demonstration and evaluation purposes. Depreciation expense for equipment used for demonstration and evaluation purposes is recorded in selling, general and administrative expenses. Depreciation expense relating to this equipment of $793,000, $515,000 and $335,000 is recorded in selling, general and administrative expenses during the years ended December 31, 2007, 2006 and 2005, respectively. The net book value of this equipment was $2.9 million and $1.0 million at December 31, 2007 and December 31, 2006, respectively. Medical diagnostic equipment is recorded at our cost to acquire or manufacture the equipment and is depreciated over the estimated useful life (generally three to five years).
We have entered into a supply and distribution agreement with GE that forms an important part of our sales and marketing strategy. GE has a significant share of the worldwide cath lab installation market and competes both for a substantial number of new cath lab installations as well as existing cath lab upgrades. We will leverage GE’s sales force to market our s5i GE Innova IVUS consoles on a global basis, excluding Japan.
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
As of December 31, 2007, our global marketing team was comprised of 23 individuals, covering product management, corporate communications and programs, clinical support, and education and training. We devote significant resources to training and educating physicians in the use and benefits of our products. We also promote our products through medical society meetings attended by interventionalists.

United States
In the United States, we sell our products directly to customers and through GE, our distributor. As of December 31, 2007, we had 98 direct sales professionals focused on selling both our IVUS and FM products. Our U.S. sales organization includes 36 account sales representatives, 52 clinical consultants and 10 sales administration personnel. Account sales representatives are responsible for selling our products while the clinical consultants work with customers on training and supporting product use. We currently have 8 regions headed by a regional manager in each region and two Vice Presidents of U.S. Sales.
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
We currently support our Japanese distributors through our Tokyo-based subsidiary, Volcano Japan Co., Ltd. (Volcano Japan). As of December 31, 2007, Volcano Japan had a General Manager and 11 sales and support staff. Until June 1, 2006, our Japanese distributors handled all matters relating to importation, warehousing and regulatory compliance for our products in Japan. With respect to our phased array IVUS products, Volcano Japan now controls these matters due to the transfer by Fukuda Denshi of the Japanese regulatory approvals, or shonins, related to these products. This transfer took place on June 1, 2006. As a result of the transfer of the shonins, we have retained a third party to assist with the additional responsibilities related to importation and warehousing. Our distribution agreements in Japan are generally organized according to specific clinical markets:
Interventional Cardiology
Goodman distributes our IVUS products for use in interventional cardiology to over 900 Japanese accounts. In addition, Fukuda Denshi distributes our IVUS products to approximately 150 additional interventional cardiology accounts in Japan. Until June 1, 2006, Fukuda Denshi was responsible for obtaining and maintaining the shonins related to our IVUS products. Our previous agreements with Fukuda Denshi were scheduled to terminate in 2007. However, we entered into an agreement with Fukuda Denshi in March 2006 which became effective upon the transfer to us of the shonins related to our IVUS products. Such transfer took place on June 1, 2006. Upon the effectiveness of the agreement with Fukuda Denshi, our distribution relationship with Fukuda Denshi was extended until 2012 and our other previous agreements with Fukuda Denshi were terminated. As a result of the transfer of the shonins, Volcano Japan has assumed the regulatory responsibilities related to such products.
Functional Measurement
Goodman currently distributes our FM products in Japan to all customers. In addition, Goodman is responsible for Japanese regulatory compliance relating to our FM products.
Endovascular/ Peripheral Applications
Johnson & Johnson Cordis Division distributes our IVUS disposable products in Japan for use in endovascular and peripheral applications. Our current contractual arrangements allow us to engage other third parties to distribute our IVUS products in Japan for this market.

Europe
We distribute our IVUS and FM products in Europe through our subsidiary, Volcano Europe, S.A./N.V. (Volcano Europe). We sell our products directly to customers in certain European markets and utilize distributors in other European markets, including Spain, Portugal and parts of Italy. As of December 31, 2007, our distribution efforts in Europe were led by a General Manager, a Director of European Sales, 13 account representatives and seven clinical specialists.
Other International
In emerging markets with rapid growth in interventional procedures, including in the major markets of Asia Pacific, excluding Japan, Latin America, Europe, Australia, Africa and the Middle East, we have distributor relationships through which we sell our products. Our distributors are involved in product launch planning, education and training, physician support and clinical trial management.
Financial Information About Geographic Areas
The following table sets forth our revenues by geography expressed as dollar amounts (in thousands) and as a percentage of revenue by geography to total revenue:

		Percent of		Percent of		Percent of
		Total		Total		Total
	2007	Revenue	2006	Revenue	2005	Revenue
Revenues:
United States	$66,411	50.8%	$51,013	49.5%	$40,933	44.5%
Japan	35,186	26.9	30,082	29.2	33,207	36.1
Europe, the Middle East and Africa	23,995	18.4	17,765	17.2	15,294	16.6
Rest of world	5,022	3.8	4,188	4.1	2,466	2.7

	$130,614	100.0	$103,048	100.0	$91,900	100.0

Supply and Distribution Agreement with GE
In March 2006, we entered into a supply and distribution agreement with GE, pursuant to which we are collaborating on the development and distribution of our s5i GE Innova IVUS product, which is our IVUS imaging system console that is installed directly into a cath lab on a permanent basis and is able to be integrated with GE’s Innova system. Integration with GE’s Innova System allows control of the IVUS system from cath lab control stations located at the patient table and in the cath lab control room. Under the terms of the agreement, GE has been granted exclusive distribution rights worldwide, excluding Japan, for the s5i GE Innova IVUS product for a period of 12 months, subject to minimum purchase forecasts. The 12-month exclusivity period ended on August 15, 2007, after which, GE had non-exclusive distribution rights for the s5i GE Innova IVUS product. In addition, GE has been granted non-exclusive distribution rights worldwide, excluding Japan, for our s5i product. GE is responsible for various items relating to the integration of the s5i GE Innova IVUS product into its Innova system, including offering the products as part of its cardiovascular and interventional radiology product lines. Unless extended, or terminated earlier in accordance with its terms, the agreement will expire on December 31, 2009.
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
We require our employees and consultants to execute confidentiality agreements in connection with their employment or consulting relationships with us. We also require our employees and consultants who work on our products to agree to disclose and assign to us all inventions conceived during the term of their employment, while using our property or which relate to our business. Despite measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, our competitors may independently develop similar technologies.
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
Patents and Trademarks
As of December 31, 2007, we had at least 191 owned or licensed U.S. and international patents and 154 owned or licensed U.S. and international patent applications. We intend to continue to expand our intellectual property position to protect the design and use of our products, principally in the areas of IVUS and FM for the diagnosis and guidance of treatment of vascular and structural heart disease. Additionally, we utilize trademarks, trade names or logos in conjunction with the sale of our products. We currently have registered trademarks for, at least, Volcano®, Eagle Eye®, Visions®, Revolution®, ComboWire®, SmartMap®, ComboMap®, SmartWire®, FloWire®, WaveWire®, VH®, Trak Back®, FloMap®, ChromaFlo® and Avanar®, and are in the process of registering certain other of our trademarks with the U.S. Patent and Trademark Office including, but not limited to, vfusion powered by VolcanoTM, vfusion TM, AIMTM, Safe and Sound TM and SpinVision TM. We continue to invest in internal research and development of concepts within our current markets and within other potential future markets. This enables us to continue to build our patent portfolio in areas of company interest.
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
Research and Development
Our research efforts are directed towards the development of new products and technologies that expand our existing platform of capabilities and applications in support of percutaneous interventions. As of December 31, 2007, our research and development staff consisted of 90 full-time engineers and technicians. The majority of this staff is located in Rancho Cordova, California. We also have research and development staff in Cleveland, Ohio and San Antonio, Texas. Our research and development staff are focused on the development of new IVUS systems and catheters, FM consoles and guide wires, image-guided therapy systems, Optical Coherence Tomography and advanced clinical applications that support our core business objectives.

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
Our research and development expenses were $20.3 million in 2007, $16.9 million in 2006 and $15.1 million in 2005. These totals include the research and development, clinical and regulatory affairs department expenses. In addition, in 2007 we incurred in-process research and development expense of $26.2 million related to our December 2007 acquisition of CardioSpectra.
Manufacturing
Our manufacturing facility is located in Rancho Cordova, California, where we produce IVUS consoles, FM consoles, IVUS catheters and FM guide wires. Our manufacturing strategy for our consoles is to use third-party manufacturing partners to produce circuit boards and mechanical sub-assemblies. We perform incoming inspection, final assembly and test of products to assure quality control. Our manufacturing strategy for the single-procedure disposable products is to use third-party manufacturing partners for certain proprietary components. We perform incoming inspection on these components, assemble them into finished devices and test the final product to assure quality control. A portion of the assembly is performed at third party contractor using automated assembly processes and equipment, we are dependent on the third party for its day-to-day control and protection of the system. We conduct the remaining process operations including final testing on the scanner in the Rancho Cordova facility.
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
Employees
As of December 31, 2007, we had 639 employees. None of our employees is represented by a labor union, and we believe our employee relations are good.
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
Our revenues are primarily derived from sales of our intravascular ultrasound, or IVUS, products, which include our consoles and our single-procedure disposable catheters. We expect that sales of our IVUS products will continue to account for substantially all of our revenues for the foreseeable future. IVUS technology is widely used for determining the placement of stents in patients with coronary disease in Japan, where we believe, based on internal estimates, the procedure penetration rate was over 60% in 2007. By contrast, the penetration rate in the United States for the same type of procedure was approximately 12% in 2007. It is difficult to predict the penetration and future growth rate or size of the market for IVUS technology. The expansion of the IVUS market depends on a number of factors, such as:
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
We were formed in January 2000 and until 2003 were a development stage company substantially devoted to the research and development of tools designed to diagnose vulnerable plaque. In July 2003, we acquired substantially all of the assets related to the IVUS and functional measurement, or FM, product lines from Jomed, Inc., or the Jomed Acquisition, and commenced the manufacturing, sale and distribution of IVUS and FM products. We have yet to demonstrate that we have sufficient revenues to become a sustainable, profitable business. Even if we do achieve significant revenues, we expect our operating expenses will increase as we expand our business to meet anticipated growing demand for our products and as we devote resources to our sales, marketing and research and development activities. If we are unable to reduce our cost of revenues and our operating expenses, we may not achieve profitability. As of December 31, 2007, we had an accumulated deficit of $90.6 million. We expect to experience quarterly fluctuations in our revenues due to the timing of capital purchases by our customers and to a lesser degree the seasonality of disposable consumption by our customers and our expenses as we make future investments in research and development, selling and marketing and general and administrative activities that will cause us to experience variability in our reported earnings and losses in future periods. Failure to achieve and sustain profitability would negatively impact the market price of our common stock.
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
Clinical studies may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. For example, our Volcano VH Registry has enrolled over 3,225 patients, the ADAPT study has a projected enrollment of 11,000 patients, PROSPECT has enrolled 700 patients and SPECIAL has a projected enrollment of 1,000 patients. Patient enrollment in clinical studies and completion of patient follow-up depend on many factors, including the size of the patient population, the study protocol, the proximity of patients to clinical sites, eligibility criteria for the study and patient compliance. For example, patients may be discouraged from enrolling in our clinical studies if the applicable protocol requires them to undergo extensive post-treatment procedures or if they are persuaded to participate in different contemporaneous studies conducted by other parties. Delays in patient enrollment or failure of patients to continue to participate in a study may result in an increase in costs, delays or the failure of the study. Such events may have a negative impact on our business by making it difficult to penetrate or expand certain identified markets. Further, if we are forced to contribute greater financial and clinical resources to a study, valuable resources will be diverted from other areas of our business.
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
We also compete with new and existing alternative technologies that are being used to penetrate the worldwide vascular imaging market without using IVUS technology. These products, procedures or solutions could prove to be more effective, faster, safer or less costly than our IVUS products. Technologies such as angiography, angioscopy, multi-slice computed tomography, intravascular magnetic resonance imaging, or MRI, electron beam computed tomography, and MRI with contrast agents are being used to image the vascular system. The introduction of new products, procedures or clinical solutions by competitors may result in price reductions, reduced margins, loss of market share and may render our products obsolete. We cannot guarantee that these alternative technologies will not be commercialized and become viable alternatives to IVUS in the future, and we cannot guarantee that we will be able to compete successfully against them if they are commercialized.
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
We have collaborations with Medtronic, Inc. and certain of its affiliates, or Medtronic, The Cleveland Clinic Foundation, GE, Philips and Siemens. In each collaboration, we combine our technology or core capabilities with that of the third party to either permit greater penetration into markets, as in the case of Medtronic, GE and Philips, or enhance the functionality of our current and planned products, as in the case of The Cleveland Clinic Foundation.
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
We launched the rotational catheter product for our IVUS IVG in the United States and Europe in the third quarter of 2006. We are developing a rotational catheter product for each of our s5 consoles. We launched the rotational catheter product for our IVUS IVG consoles in Japan in the second half of 2007 and plan to launch the rotational catheter product for our s5 consoles in the United States and Europe in the first half of 2008 and in Japan in the second half of 2008. We expect to launch our rotational catheter product for VH IVUS in the United States and Europe in the second half of 2008 and in Japan in the first half of 2009. To reach this goal, we must complete various stages of development, and it may be necessary to delay expected product launches to allow us to finalize product development. We have also been working to improve the design and functionality of our FM ComboMap product. Additional development steps, including manufacturing and product testing, will be necessary before these products can be launched. Any development delays resulting in a delayed launch may have a negative effect on our business, including lost or delayed revenue and decreased market acceptance.
Delays in our development of product enhancements or functionality may also adversely impact the sale of our IVUS consoles. We have entered into a software development and license agreement with Paieon to develop functionality that synchronizes IVUS and angiographic images to be included as part of our IVUS consoles. Although the initial development of IVUS and angiographic image co-registration functionality on our IVUS IVG consoles was completed in the second half of 2006, we have delayed further development of this functionality relative to our s5 consoles to solicit feedback from physicians regarding the use of the IVUS IVG consoles into which the co-registration functionality has been integrated. If we do not complete development, full functionality is not achieved or the product does not provide the anticipated benefit, we may not recoup the investment, and the sale of our IVUS consoles may be adversely impacted.

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
A significant portion of our annual revenue is derived from sales to our Japanese distributors, primarily Goodman, Fukuda Denshi and Johnson & Johnson K.K., Medical Company (Johnson & Johnson). In the year ended December

31, 2007, we generated revenues of $34.8 million from sales to our Japanese distributors. While these, in some cases, multi-level agreements allow us to access specific customers and markets, they create complex distribution arrangements and increase our reliance on our Japanese distributors. We entered into an agreement with Fukuda Denshi in March 2006 that extended our commercial relationship through June 2012. This agreement became effective upon the transfer of the related regulatory approvals held by Fukuda Denshi, which took place on June 1, 2006. During the second half of 2007, we also entered into distribution agreements with GE and Philips, and in January 2008, we entered into a distribution agreement with Siemens. A significant change in our relationship with our distributors or in the relationships between our distributors may have a negative impact on our ability to sustain and grow our business in Japan.
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
We derive, and anticipate we will continue to derive, a significant portion of our revenues from operations in Japan and Europe. In the year ended December 31, 2007, revenues to customers located in Japan and Europe were $35.2 million and $24.0 million, representing 26.9% and 18.4%, respectively, of our total revenue. As we expand internationally, we will need to hire, train and retain qualified personnel for our direct sales efforts and retain distributors and train their personnel in countries where language, cultural or regulatory impediments may exist. We cannot ensure that distributors, physicians, regulators or other government agencies will accept our products, services and business practices. In addition, we purchase some components on the international market. The sale and shipment of our products and services across international borders, as well as the purchase of components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions, including:
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
Goodman currently distributes our FM and rotational IVUS products in Japan and is responsible for Japanese regulatory compliance in relation to these products, including obtaining and maintaining the applicable regulatory approvals and ensuring ongoing compliance with Japanese laws and regulations relating to importation and sale. We have neither the capability nor the authority to import or sell our FM and rotational IVUS products in Japan and are dependent on Goodman to do so. In the year ended December 31, 2007 and 2006, sales of our FM and rotational IVUS products in Japan accounted for 28.6% and 15.8%, respectively, of our FM and rotational IVUS product revenues and 4.2% and 1.9%, respectively, of our total revenues. Our distribution relationship with Goodman is based on an agreement executed in 1994. By its terms, this agreement expired in 1999 unless extended by mutual written agreement. No formal amendment to the agreement has extended its terms. However, Goodman and we have continued to operate in accordance with its terms, including the adoption of new pricing exhibits, placement and fulfillment of orders, and payment of invoices, since we acquired certain FM assets in 2003. In July 2007, Goodman obtained regulatory approval relating to the importation and sale of our rotational catheter and certain related hardware in Japan. If Goodman fails to maintain regulatory compliance related to our FM and rotational products, we will be unable to sell these products in Japan. Furthermore, if Goodman successfully argues that it is under no obligation to distribute our products and ceases to distribute our products, we will no longer be able to sell these products in Japan.
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
Our former supplier of FM wire pressure sensors ceased production of this key component on 4” wafers. We secured an end-of-life purchase in 2007 of the subject parts equivalent to an estimated four-year supply. We believe this will provide us with adequate time to initiate and qualify a replacement supplier or new design to replace the product. We expect that it will take approximately 24 months to identify an appropriate replacement supplier, complete design work and undertake the necessary inspections before the new pressure sensors will be available.
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
Future interest income and the value of our investments may be impacted by further declines in interest rates and the broader effect of the recent disruption of credit markets.
We are conservative in our investment policies and invest our excess cash primarily in corporate notes, money market funds and U.S. municipal debt securities. As of December 31, 2007, we have invested in money market funds and securities issued by banks and corporations. The interest paid on these types of investments and the value of certain securities may decline in the future as credit markets adjust to the mortgage crisis. While our investment portfolio has not yet been adversely impacted, if there is continued and expanded disruption in the credit markets, our investment portfolio could be adversely affected in the future.

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
Our ability to use our net operating losses to reduce future income tax obligations may be limited or reduced. Generally, a change of more than 50 percentage points in the ownership of our shares, by value, over the three-year period ending on the date the shares were acquired constitutes an ownership change and may limit our ability to use net operating loss carryforwards. Furthermore, the number of shares of our common stock issued in our initial public offering and our follow-on offerings may be sufficient, taking into account prior or future changes in our ownership over a three-year period, to cause us to undergo an ownership change. As a result, our ability to use our existing net operating losses to offset U.S. taxable income may also become subject to substantial limitations. Further, the amount of our net operating losses could be reduced if any tax deductions taken by us are limited or disallowed by the Internal Revenue Service. All of these limitations could potentially result in increased future tax liability for us.
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
We have conducted, but are not currently conducting, clinical studies with some of our products under an investigational device exemption. Clinical studies must be conducted in compliance with regulations of the FDA and those of regulatory agencies in other countries in which we conduct clinical studies. The data collected from these clinical studies will ultimately be used to support market clearance for these products. There is no assurance that U.S. or foreign regulatory bodies will accept the data from these clinical studies or that they will ultimately allow market clearance or approval for these products. Regulatory delays or failures to obtain clearances and approvals could disrupt our business, harm our reputation and adversely affect our sales.
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
Inspections by the E.U. Notified Body are conducted biannually or annually and the E.U. Notified Body also has the right to make unannounced visits to our manufacturing facility. We were inspected by the E.U. Notified Body in December 2005, February 2007, June 2007, and October 2007. No major nonconformities were reported in the December 2005, February 2007, and October 2007 inspections. In the inspection in June 2007, one major nonconformity was identified. A corrective action plan was submitted and accepted by the Notified Body. As a result, continued ISO 13485:2003 certification was granted. The certification is subject to biannual assessments until April 2008 to reassess the corrective actions. Failure to meet the corrective action plan may result in a suspension of the ISO 13485:2003 certification, which may affect revenues associated with all non-US markets.
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
Our financial relationships with healthcare providers and others who provide products or services to Federal healthcare program beneficiaries or are in a position directly or indirectly to recommend or arrange for use of our products are potentially governed by the Federal anti-kickback statute and similar state laws. If our past or present operations, including our consulting arrangements with physicians who use our products, are found to be in violation of these laws, we or our officers may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from Medicare and Medicaid program participation. In connection with their services, some physicians serve as consultants and have in the past been awarded options to purchase our common stock. As of December 31, 2007, 90,906 shares of common stock have been purchased in connection with the exercise of these options and options to purchase 27,272 shares of common stock remain outstanding, vested and exercisable. Additionally, some are paid consulting fees or reimbursed for expenses. If enforcement action were to occur, our business and financial condition would be harmed.
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
The market price of our common stock could be subject to significant fluctuation. Factors that could cause volatility in the market price of our common stock include the following:
•	changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earning estimates;

•	quarterly variations in our or our competitors’ results of operations

•	changes in governmental regulations or in the status of our regulatory clearance or approvals;

•	changes in availability of third-party reimbursement in the United States or other countries;

•	the announcement of new products or product enhancements by us or our competitors;

•	the announcement of an acquisition or other business combination or strategic transaction;

•	announcements related to patents issued to us or our competitors and to litigation;

•	sales of large blocks of our common stock, including sales by our executive officers and directors; and

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors.
These factors may materially and adversely affect the market price of our common stock.
Future equity issuances or a sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.
On December 31, 2007, the holders of up to 17,776,680 shares of our common stock may require us, subject to certain conditions, to file a registration statement covering those shares. If any of these stockholders cause a large number of securities to be sold in the public market, the sales could reduce our stock price. In addition, sales of these shares could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Because we may need to raise additional capital in the future to continue to expand our business and develop new products, among other things, we may conduct additional equity offerings. These future equity issuances, together with any additional shares issued in connection with acquisitions, will result in further dilution to investors. As of December 31, 2007, options to purchase 5,337,000 shares of our common stock were outstanding under our equity compensation plans. No prediction can be made regarding the effect that future sales of shares of our common stock will have on the market price of shares.
Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.
As of December 31, 2007, our directors, officers and principal stockholders each holding more than 5% of our common stock collectively controlled 40.2% of our outstanding common stock. To the extent our directors, officers and principal stockholders continue to hold a significant percentage of our outstanding common stock, these stockholders, if they act together, would be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.
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
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as new rules subsequently implemented by the SEC and The Nasdaq Global Market, have imposed various new requirements on public companies, including changes in corporate governance practices. The Sarbanes-Oxley Act requires us to maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight are required. Our management and other personnel now devote a substantial amount of time to these new requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.
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

Item 1B. Unresolved Staff Comments
None
Item 2. Properties
Our primary executive and administrative office is located in San Diego, California. We lease 3,465 square feet at this location and the lease expires in February 2011. Our corporate headquarters are located in a 75,626 square foot facility in Rancho Cordova, California. We have leased this facility through August 2009 with an option to renew through August 2024. We conduct a portion of our administrative functions and all of our manufacturing operations at this facility. In early 2006, we moved our research and development, marketing and regulatory operations to a 34,657 square foot facility located on Trade Center Drive in Rancho Cordova, California. We have leased the Trade Center Drive facility through October 2009. Our product distribution operations are located on Mercantile Drive in Rancho Cordova, California. We have leased this 12,960 square foot facility through October 2009. We also lease 4,565 square feet of general office space in Alpharetta, Georgia, from which we conduct U.S. sales administration operations. This lease expires in December 2008. We also lease approximately 950 square feet in San Antonio, Texas for our research and development for our OCT technology. This lease expires in November 2010. Lastly, we currently lease 700 square feet of general office space in Cleveland, Ohio on a month to month basis. This space is occupied by research and development personnel.
In April of 2004 we opened our Japanese sales office concurrently with the creation of our subsidiary, Volcano Japan. We lease 3,660 square feet of office space located in Minato-ku, Tokyo, Japan. This lease expires in March 2009. We conduct our European administrative, sales and product distribution operations through our European subsidiary, Volcano Europe, from 10,894 square feet of leased offices located in Zaventem, Belgium. This lease is non-cancelable through 2007 and expires in 2013. We believe that our current and planned facilities are adequate to meet our needs for the foreseeable future.
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

	Price Range
	Low	High
Fiscal 2007:
First Quarter	$16.18	$21.87
Second Quarter	17.59	23.10
Third Quarter	14.40	20.97
Fourth Quarter	12.04	19.09
Fiscal Year	12.04	23.10

Fiscal 2006:
Third Quarter	7.95	14.75
Fourth Quarter	10.52	19.90
Fiscal Year (publicly traded June 15, 2006 through December 31, 2006)	7.90	19.90
As of March 7, 2008, the closing price of our Common Stock on the NASDAQ Global Market was $11.21 per share, and we had 68 stockholders of record.
Since our incorporation, we have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
On June 15, 2006, we completed an initial public offering of 7,820,000 shares of our common stock, which included 1,020,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option. Proceeds from our initial public offering, after deducting offering expenses and underwriting discounts and commissions, were $54.5 million. Pursuant to a subordinated debt agreement entered into in December 2003, we repaid the outstanding balance of $29.2 million on our senior subordinated notes, as required, with a portion of the proceeds from our initial public offering. In addition, through December 31, 2007, $4.6 million was used for other debt repayment, $11.7 million was used for capital expenditures, $517,000 was used for the acquisition of intangibles and the remaining $8.5 million was used to fund a portion of the acquisition of CardioSpectra, Inc.
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
On October 23, 2007, we completed a follow-on offering in which 8,050,000 shares of our common stock were sold by the company, including 1,050,000 shares under an over-allotment option exercised by the underwriters. The follow-on offering, including the exercise of the over-allotment option, resulted in net proceeds to the company of $122.8 million, after deducting offering expenses and underwriting discounts and commissions.

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
The graph below compares total stockholder return on our common stock from June 15, 2006 (the first day our stock was traded on the NASDAQ Global Market) through December 31, 2007 with the cumulative total return of (a) the NASDAQ Composite Index and (b) the NASDAQ Medical Equipment Index assuming a $100 investment made in each on June 15, 2006. Each of the three measures of cumulative total return assumes reinvestment of dividends, if any. The stock performance shown on the graph below is based on historical data and is not indicative of, or intended to forecast, possible future performance of our common stock.
COMPARISON OF 18 MONTH CUMULATIVE TOTAL RETURN*
Among Volcano Corporation, The NASDAQ Composite Index
And The NASDAQ Medical Equipment Index

Equity Compensation Plan Information
Information regarding our equity compensation plans is incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities
None.
Recent Purchase of our Registered Equity Securities
We did not purchase any shares of our common stock during the fourth quarter of 2007.
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

Item 6. Selected Financial Data
The selected financial data set forth below are derived from our consolidated financial statements. The consolidated statement of operations data for the years ended December 31, 2007, 2006 and 2005, and the consolidated balance sheet data as of December 31, 2007 and 2006 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005, 2004 and 2003 are derived from our audited consolidated financial statements which are not included herein.
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
The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report (in thousands, except per share data):

	2007	2006	2005	2004	2003

Consolidated Statement of Operations Data:
Revenues	$130,614	$103,048	$91,900	$61,098	$23,463
Cost of revenues	51,559	41,715	47,843	29,860	14,524

Gross profit	79,055	61,333	44,057	31,238	8,939
Operating expenses:
Selling, general and administrative	62,631	47,614	35,365	30,374	13,880
Research and development	20,315	16,923	15,119	9,800	8,064
In-process research and development(1)	26,188	—	—	—	—
Amortization of intangibles	3,067	3,117	3,052	2,929	1,571

Total operating expenses	112,201	67,654	53,536	43,103	23,515

Operating loss	(33,146)	(6,321)	(9,479)	(11,865)	(14,576)
Interest income	5,841	958	458	153	129
Interest expense	(199)	(4,013)	(5,311)	(4,784)	(565)
Exchange rate gain (loss)	1,452	1,053	(859)	342	(63)
Other, net	—	18	—	—	(16)

Loss before provision for income taxes	(26,052)	(8,305)	(15,191)	(16,154)	(15,091)

Provision for income taxes	524	298	70	37	10

Net loss	$(26,576)	$(8,603)	$(15,261)	$(16,191)	$(15,101)

Net loss per share—basic and diluted	$(0.66)	$(0.41)	$(2.28)	$(2.57)	$(4.56)

Weighted-average shares outstanding—basic and diluted	40,024	21,113	6,693	6,291	3,312

	As of December 31,
	2007	2006	2005	2004	2003

Balance Sheet Data:
Cash and cash equivalents(1)	$122,913	$77,738	$15,219	$11,438	$20,398
Short-term available-for-sale investments	66,205	17,787	—	—	—
Working capital	210,094	108,908	16,993	12,042	21,883
Intangible assets, net(2)	9,385	11,946	14,645	17,279	19,739
Total assets	266,574	154,725	68,468	59,141	69,185
Short and long-term debt, including current maturities(3)	198	1,720	30,350	34,534	31,286
Convertible preferred stock(4)	—	—	63,060	47,696	47,222
Total stockholders’ equity (deficit)	232,937	129,182	(49,468)	(36,976)	(21,526)

These historical results are not necessarily indicative of results expected for any future period.

(1)	In December 2007, we paid $25.2 million for the acquisition of CardioSpectra. In connection with this acquisition, we recorded in-process research and development expense of $26.2 million.

(2)	Includes the effects of the Jomed Acquisition and the acquisition of other IVUS patents and technology in July 2003 for $20.7 million.

(3)	Includes the effects of borrowings under a revolving credit facility commencing in July 2003, the issuance of a note payable in July 2003 of $3.0 million related to the purchase of certain IVUS patents and technology, the issuance of a $5.0 million term loan in September 2003 for working capital and general corporate purposes, the issuance of $20.0 million of senior subordinated notes in December 2003 for working capital and general corporate purposes, the issuance of a $1.5 million term loan in September 2004 for working capital and general corporate purposes and the issuance of a $500,000 term loan in March 2005 for working capital and general corporate purposes.

(4)	Includes the issuance of Series A preferred stock in 2001 in the amount of $2.3 million, the issuance of Series B preferred stock in 2002 in the amount of $24.0 million, the issuance of Series B preferred stock and preferred stock warrants in July 2003 in the amount of $20.1 million and $321,000, respectively (primarily to finance the Jomed Acquisition), the issuance of Series B preferred stock in November 2003 in the amount of $500,000, the issuance of Series B preferred stock in March 2004 in the amount of $250,000, the issuance of Series B preferred stock warrants in 2004 related to debt agreements in the amount of $224,000, the issuance of Series C preferred stock in February 2005 in the amount of $15.4 million and the conversion of all outstanding shares of preferred stock into 18,123,040 shares of the Company’s common stock in June 2006.

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
We have focused on building our U.S. and international sales and marketing infrastructure to market our products to physicians and technicians who perform percutaneous interventional procedures in hospitals and to other personnel who make purchasing decisions on behalf of hospitals. We expanded our worldwide sales organization from 60 employees in July 2003 to 137 employees as of December 31, 2007, which included 120 direct sales representatives in the United States, Western Europe and Asia. We sell our products directly to customers in certain European markets and utilize distributors in other European markets, including Spain, Portugal and parts of Italy. As of December 31, 2007, our distribution efforts in Europe were led by a General Manager, a Director of European Sales, 13 account representatives and seven clinical specialists. Three companies distribute our IVUS and FM products in Japan. We have direct contractual relationships with Goodman, Fukuda Denshi and Johnson & Johnson Cordis Division. In addition, Fukuda Denshi has sub-distribution agreements with other parties. While these multi-level relationships allow us to access specific customers and markets, they create complex distribution arrangements and increase our reliance on our Japanese distributors. In emerging markets, including the major markets of Asia Pacific, Latin America, Europe, Australia, Africa and the Middle East, we have distributor relationships through which we sell our products. Our distributors are involved in product launch planning, education and training, physician support and clinical trial management.
Fukuda Denshi, one of our distributors in Japan, accounted for 6.4% of our revenues in 2007, 14.2% in 2006 and 34.5% in 2005. In the first quarter of 2005, Goodman, formerly Boston Scientific’s distributor of its IVUS products in Japan, began to distribute our IVUS products in Japan through a sub-distribution agreement with Fukuda Denshi. Due to this new distribution relationship, we experienced a significant increase in orders for our IVUS consoles and catheters from Fukuda Denshi during 2005 as Goodman purchased initial inventory of our products to market to its over 1,100 interventional cardiology accounts. As a result of the significant order activity by Goodman, our revenues, including our mix of consoles and single-procedure disposable catheters, and the costs of those revenues in 2005, may not be comparable to other periods. Additionally, Fukuda Denshi transferred the Japanese regulatory approvals, or shonins, for our phased array IVUS products to us on June 1, 2006. Due to the transfer, we are now able to sell directly to distributors in Japan as opposed to being required to sell our phased array IVUS products only to Fukuda Denshi. As a result, for a portion of 2006, we sold directly to Goodman and Fukuda Denshi and the percentage of our revenues attributable to Fukuda Denshi declined, while the percentage of revenues attributed to Goodman increased, accounting for 18.0%, 15.0% and 1.6% of our revenues for the years ended December 31, 2007, 2006 and 2005.
In 2007, 18.6% of our revenues and 11.5% of our operating expenses were denominated in foreign currencies. As a result, we are subject to risks related to fluctuations in foreign currency exchange rates, which could affect our operating results in the future.
Our IVUS products are comprised of consoles, single-procedure disposable catheters and advanced functionality options. Our family of consoles includes the IVUS In-Vision Gold, or IVG, and the new PC-based s5. The s5 family of products was launched on a limited basis early in 2006 and became our primary console offering following its full commercial launch in mid-2006. We are developing advanced functionality options including real-time VH IVUS, IVUS and angiographic image co-registration, and phased array and rotational catheter compatibility. Our single-procedure disposable IVUS catheters only operate and interface with our family of IVUS consoles.

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
As of December 31, 2007, we had a worldwide installed base of over 2,400 IVUS consoles and over 800 FM consoles. We intend to grow and leverage this installed base to drive recurring sales of our single-procedure disposable catheters and guide wires. In 2007, the sale of our single-procedure disposable catheters and guide wires accounted for $97.8 million, or 74.9% of our revenues, a $21.5 million, or 28.1% increase from 2006, in which the sale of our single-procedure disposable catheters and guide wires accounted for $76.3 million, or 74.1% of our revenues.
We manufacture our IVUS and FM consoles, IVUS catheters and FM guide wires at our facility in Rancho Cordova, California. We use third-party manufacturing partners to produce circuit boards and mechanical sub-assemblies used in the manufacture of our consoles. We also use third-party manufacturing partners for certain proprietary components used in the manufacture of our single-procedure disposable products. We perform incoming inspection on these circuit boards, mechanical sub-assemblies and components, assemble them into finished products, and test the final product to assure quality control. Our former supplier of FM wire pressure sensors ceased production of this key component on 4” wafers. We secured an end-of-life purchase in 2007 of the subject parts equivalent to an estimated four-year supply. We believe this will provide us with adequate time to initiate and qualify a replacement supplier or a new design to replace the product. We expect that it will take approximately 24 months to identify an appropriate replacement supplier, complete design work and undertake the necessary inspections before the new pressure sensors will be available.
From our inception in January 2000 until July 2003, we were engaged principally in the research and development of tools designed to diagnose vulnerable plaque. In July 2003, we purchased substantially all of the assets and assumed certain liabilities associated with the IVUS and FM product lines of Jomed, Inc., or the Jomed Acquisition. We also acquired certain IVUS patents and technology from Philips in July 2003. These purchases were significant in executing our strategy to leverage our IVUS technology and build our business. Our revenues have increased from $91.9 million in 2005 to $103.0 million in 2006 to $130.6 million in 2007. Our operating loss decreased from $9.5 million in 2005 to $6.3 million in 2006, but increased to $33.1 million in 2007, which included a $26.2 million charge related to in-process research and development acquired as part of the acquisition of CardioSpectra. At December 31, 2007, our accumulated deficit was $90.6 million. Since our inception, we have not been profitable for a full fiscal year, and we expect to continue to incur net losses for the foreseeable future.
In March 2006, we entered into a supply and distribution agreement with GE, pursuant to which we are collaborating on the development and distribution of our s5i GE Innova product, which is our IVUS imaging system console that is installed directly into a cath lab on a permanent basis and is able to be integrated with GE’s Innova system. Under the terms of the agreement, GE has been granted exclusive distribution rights worldwide, excluding Japan, for the s5i GE Innova product for a period of 12 months, subject to minimum purchase forecasts, and non-exclusive distribution rights thereafter. The 12-month exclusivity period ended on August 15, 2007, after which, GE had non-exclusive distribution rights worldwide, excluding Japan, for our s5i product. Unless extended, or terminated earlier in accordance with its terms, the agreement will expire on December 31, 2009. GE’s obligation to purchase products from us under the agreement is limited to firm purchase orders made by GE and accepted by us. No minimum purchase requirements are required and the forecasts to be provided under the agreement will not be binding. While we have not previously entered into a distribution arrangement that is similar to our agreement with GE, we believe our relationship with GE will enable us to increase sales of our consoles worldwide, excluding Japan.

We completed an underwritten initial public offering on June 15, 2006 in which we sold 7,820,000 shares of our common stock to the public at an offering price of $8.00 per share. The initial public offering resulted in net proceeds of $54.5 million, after deducting offering expenses and underwriting discounts and commissions.
On December 12, 2006, we completed an underwritten follow-on offering in which 3,500,000 shares of our common stock were sold by the company and 4,000,000 shares were sold by certain selling stockholders, including officers of the company. In addition, we sold 795,000 shares under an over-allotment option exercised by the underwriters. The follow-on offering, including the exercise of the over-allotment option, resulted in net proceeds to the Company of $66.8 million, after deducting offering expenses and underwriting discounts and commissions.
On October 23, 2007, we completed an underwritten follow-on offering in which 8,050,000 shares of our common stock were sold by the company, including 1,050,000 shares under an over-allotment option exercised by the underwriters. The follow-on offering, including the exercise of the over-allotment option, resulted in net proceeds to the company of $122.8 million, after deducting offering expenses and underwriting discounts and commissions.
On December 18, 2007, we acquired CardioSpectra, a company founded in 2005 and based in San Antonio, Texas. CardioSpectra’s core product line is based on technology licensed from the University of Texas and Dr. Thomas Milner, a co-founder of CardioSpectra. Through CardioSpectra, we are developing innovative Optical Coherence Tomography (OCT) technology, which is expected to complement our existing product offerings and further enhance our position as an imaging technology leader in the field of interventional medicine.
Financial Operations Overview
The following is a description of the primary components of our revenue and expenses.
Revenues. We derive our revenues primarily from the sale of our IVUS and FM consoles and single-procedure disposables. In 2007, 86.0% of our revenues were derived from the sale of our IVUS consoles and IVUS single-procedure disposables, as compared with 85.8% in 2006 and 84.5% in 2005. In 2007, 74.9% of our revenues were derived from the sale of our IVUS and FM single-procedure disposables, as compared with 74.1% in 2006 and 70.4% in 2005. Other revenues consist primarily of spare parts sales, service and maintenance revenues, shipping and handling revenues and license fees from Medtronic, Inc. and certain of its affiliates, or Medtronic, a related party.
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
We experienced a significant increase in our revenues from 2007 compared with 2006, with year-over-year growth evident in all product categories and all regions.
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

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and other related costs for personnel serving the sales, marketing, executive, finance, information technology and human resource functions. Other costs include travel and entertainment expenses, facility costs, trade show, training and other promotional expenses, professional fees for legal and accounting services and stock compensation expense. We expect that our selling, general and administrative expenses will increase as we continue to expand our sales force and marketing efforts and invest in the necessary infrastructure to support our continued growth.
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
Interest Income. Interest income is comprised of interest income earned from our cash and cash equivalents, short-term available-for-sale investments.
Interest Expense. Interest expense is comprised primarily of interest expense on short-term debt and term loans. We expect interest expense in 2008 to decrease as we plan to continue to pay down our existing loan balances.
Exchange Rate Gain (Loss). Exchange rate gain (loss) is comprised of foreign currency transaction gains and losses.
Provision for Income Taxes. Provision for income taxes is comprised of state, local and foreign income taxes.
Due to uncertainty surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance and no current benefit has been recognized for the net operating loss and other deferred tax assets. Accordingly, deferred tax asset valuation allowances have been established as of December 31, 2007, 2006 and 2005 to reflect these uncertainties. The federal net operating loss carryforwards begin to expire in 2020, the state net operating loss carryforwards begin to expire in 2012 and the foreign net operating loss carryforwards begin to expire in 2009, unless these net operating losses are previously utilized. We also have federal research and experimentation tax credits, which begin to expire in 2022, and state research and experimentation tax credits, which carry forward indefinitely. Use of our net operation loss carryforwards may be limited if cumulative change in ownership of more than 50% has occurred within a rolling three-year period.

Results of Operations
The following table sets forth items derived from our consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 presented in both absolute dollars (in thousands) and as a percentage of revenues:

	Years Ended December 31,
	2007		2006		2005
Revenues	$130,614	100.0%	$103,048	100.0%	$91,900	100.0%
Cost of revenues	51,559	39.5	41,715	40.5	47,843	52.1

Gross profit	79,055	60.5	61,333	59.5	44,057	47.9
Operating expenses:
Selling, general and administrative	62,631	48.0	47,614	46.2	35,365	38.5
Research and development	20,315	15.6	16,923	16.4	15,119	16.4
In-process research and development	26,188	20.0	—	—	—	—
Amortization of intangibles	3,067	2.3	3,117	3.0	3,052	3.3

Total operating expenses	112,201	85.9	67,654	65.6	53,536	58.2

Operating loss	(33,146)	(25.4)	(6,321)	(6.1)	(9,479)	(10.3)
Interest income	5,841	4.5	958	0.9	458	0.5
Interest expense	(199)	(0.2)	(4,013)	(3.9)	(5,311)	(5.8)
Exchange rate gain (loss)	1,452	1.1	1,053	1.0	(859)	(0.9)
Other, net	—	—	18	0.0	—	—

Loss before provision for income taxes	(26,052)	(19.9)	(8,305)	(8.1)	(15,191)	(16.5)
Provision for income taxes	524	0.4	298	0.3	70	0.1

Net loss	$(26,576)	(20.3)%	$(8,603)	(8.3)%	$(15,261)	(16.6)%

The following table sets forth our revenues by geography expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Years Ended December 31,
			Percentage		Percentage
			Change		Change
	2007	2006	2006 to 2007	2005	2005 to 2006

Revenues(1):
United States	$66,411	$51,013	30.2%	$40,933	24.6%
Japan	35,186	30,082	17.0%	33,207	(9.4)%
Europe, the Middle East and Africa	23,995	17,765	35.1%	15,294	16.2%
Rest of world	5,022	4,188	19.9%	2,466	69.8%

	$130,614	$103,048	26.8%	$91,900	12.1%

(1)	Revenues are attributed to geographies based on location of the customer, except for original equipment manufacturer revenues which are attributed to the geography of the legal entity invoicing.
The following table sets forth our revenues by product expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Years Ended December 31,
			Percentage		Percentage
			Change		Change
	2007	2006	2006 to 2007	2005	2005 to 2006

IVUS:
Consoles	$26,847	$22,128	21.3%	$23,617	(6.3)%
Single-procedure disposables	85,537	66,268	29.1%	54,069	22.6%
FM:
Consoles	2,064	1,954	5.7%	1,394	40.1%
Single-procedure disposables	12,260	10,072	21.7%	10,635	(5.3)%
Other	3,905	2,626	48.7%	2,185	20.2%

	$130,614	$103,048	26.8%	$91,900	12.1%

Comparison of Years Ended December 31, 2007 and 2006
Revenues. Revenues increased $27.6 million, or 26.8%, to $130.6 million in 2007, as compared to revenues of $103.0 million in 2006. In 2007, a large part of our growth in revenues was derived from our IVUS disposable products with a $19.3 million increase in revenues attributable to higher sales volume of our single-procedure disposable IVUS products. We attribute the increase in IVUS disposable revenue to increased market penetration of IVUS in interventional procedures and gains in our market share world-wide. Additionally, for the year ended December 31, 2007, IVUS console revenue increased $4.7 million, or 21.3%, as compared with the same period in 2006. The increase in IVUS console revenue resulted primarily from an increase in the number of consoles sold. Increases in revenues were realized across all geographies.
Cost of Revenues. Cost of revenues increased $9.8 million, or 23.6%, to $51.6 million, or 39.5% of revenues in 2007, from $41.7 million, or 40.5% of revenues in 2006. Gross margin was 60.5% of revenues in 2007 as compared to 59.5% of revenues in 2006. The increase in gross margin percentage is largely due to an increase in the average selling price and a decrease in production cost of certain IVUS catheters, as well as an increase in the average selling prices for certain FM disposables. These factors were partially offset by average selling price reductions of s5i IVUS consoles, higher warranty expense and higher shipping expense.
Selling, General and Administrative. Selling, general and administrative expenses increased $15.0 million, or 31.5%, to $62.6 million, or 48.0% of revenues in 2007, as compared to $47.6 million, or 46.2% of revenues in 2006. The increase in 2007 as compared with 2006 is a result of higher payroll related costs due to increased headcount, higher stock compensation expense, higher marketing expenses, primarily related to attendance at trade shows, and new product launches, and an increase in corporate expenditures, including costs associated with our reporting obligations as a public company, including compliance with Sarbanes-Oxley.
Research and Development. Research and development expenses increased $3.4 million, or 20.0%, to $20.3 million, or 15.6% of revenues in 2007, as compared to $16.9 million, or 16.4% of revenues in 2006. The increase in research and development expenses in 2007 was due to higher payroll related costs associated with increased headcount, higher material costs related to increased consumption, higher clinical trial expenses, higher regulatory expenses primarily related to product introductions in Japan and higher stock compensation expense.
In-process Research and Development. In-process research and development was $26.2 million in 2007 and relates to our acquisition of CardioSpectra.
Amortization of Intangibles. Amortization expense was relatively unchanged at $3.1 million, or 2.3% of revenues in 2007, as compared to $3.1 million, or 3.0% of revenues in 2006.
Interest Expense. Interest expense decreased $3.8 million, or 95.0%, to $200,000, or 0.2% of revenues in 2007, as compared to $4.0 million, or 3.9% of revenues in 2006. The decrease in interest expense in 2007 as compared to 2006 was attributable to lower average debt balances. Our average debt balances decreased primarily due to the repayment of $29.2 million of our senior subordinated debt and the repayment of $750,000 of our short-term debt in 2006.
Interest and Other Income (Expense), Net. Interest and other income (expense), net was income of $7.3 million in 2007, as compared to $2.0 million in 2006. The change in 2007 as compared to 2006 was primarily attributable to a gain of $1.5 million on foreign exchange transactions in 2007 as compared to $1.1 million in 2006, and by higher interest income, earned on our cash and cash equivalents and short-term available-for-sale investments, of $5.8 million in 2007 as compared to $958,000 in 2006.
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
Selling, General and Administrative. Selling, general and administrative expenses increased $12.2 million, or 34.6%, to $47.6 million, or 46.2% of revenues in 2006, as compared to $35.4 million, or 38.5% of revenues in 2005. The increase in 2006 as compared with 2005 is a result of higher payroll related costs due to increased headcount, an increase in corporate expenditures, including costs associated with our reporting obligations as a public company, increased facility and information technology expense, marketing expenses, primarily related to attendance at trade shows, and new product launches and higher stock compensation expense as a result of adopting SFAS No. 123(R) on January 1, 2006.
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

Liquidity and Capital Resources
Sources of Liquidity
At December 31, 2007, our cash and cash equivalents and short-term available-for-sale investments totaled $189.1 million. We invest our excess funds in short-term securities issued by corporations, banks, municipalities and financial holding companies and in money market funds comprised of these same types of securities.
On June 15, 2006, we completed an underwritten initial public offering of 7,820,000 shares of our common stock, which included 1,020,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option. Proceeds of the offering, after deducting offering expenses and underwriting discounts and commissions were $54.5 million. Pursuant to a subordinated debt agreement entered into in December 2003, we repaid the outstanding balance of $29.2 million on our senior subordinated notes, as required, with a portion of the proceeds from our initial public offering. In addition, through December 31, 2007, $4.6 million was used for other debt repayment, $11.7 million was used for capital expenditures and $517,000 was used for the acquisition of intangibles. The remaining net proceeds were used to help fund a portion of the acquisition of CardioSpectra in December 2007.
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
On October 23, 2007, we completed a follow-on offering in which 8,050,000 shares of our common stock were sold by the company, including 1,050,000 shares under an over-allotment option exercised by the underwriters. The follow-on offering, including the exercise of the over-allotment option, resulted in net proceeds to the company of $122.8 million, after deducting offering expenses and underwriting discounts and commissions.
At December 31, 2007, our accumulated deficit was $90.6 million. Since inception, we have generated significant operating losses and as a result we did not generate sufficient cash flow to fund our operations and the growth in our business. Accordingly, prior to our initial public offering, we financed our operations and acquisitions primarily through the issuances of $62.5 million of preferred stock, $20.0 million of senior subordinated notes and $7.0 million of term loans. These issuances of equity and debt were supplemented with borrowings from our revolving credit facility and equipment financing arrangements. In addition, in July 2003, we financed a portion of our acquisition of certain IVUS patents and technology by entering into a non-interest bearing note with Philips in the amount of $3.3 million. The issuances of our senior subordinated notes, term loans and our revolving credit facility included warrants to purchase our Series B preferred stock, which automatically converted into warrants to purchase common stock upon the completion of our initial public offering, or our common stock. In May 2007 our revolving credit facility expired as scheduled.
We are subject to several covenants that place restrictions on our ability to incur additional debt and liens, pay dividends and sell or dispose of any of our assets outside the normal course of business. We are in compliance with all covenants and limitations included in the provisions of our loan agreements as of December 31, 2007.
Cash Flows
Cash Flows from Operating Activities. Cash provided by operating activities of $4.2 million for 2007 reflected our net loss of $26.6 million, non-cash investment accretion of $1.2 million and a gain on foreign exchange of $1.5 million. In addition, accounts receivable increased $5.8 million, inventory increased $7.7 million and prepaid expenses and other current assets increased $1.9 million. The increase in accounts receivable is due to the increased sales volume and timing of cash receipts, the increase in inventory is due to anticipated increased sales volume and the increase in prepaid expenses and other current assets is primarily due to payments made for future expenses. These amounts were offset by non-cash expenses consisting of a write off of in-process research and development of $26.2 million related to the acquisition of CardioSpectra, depreciation and amortization of $7.9 million and non-cash stock compensation expense of $6.8 million. In addition, accounts payable increased $2.2 million related to the increase in inventory and timing of payments, accrued compensation increased $3.0 million, primarily due to increased headcount and salary deferrals for the employee stock purchase plan, and deferred revenue increased $2.4 million.
Cash used in operating activities of $3.4 million for 2006 reflected our net loss of $8.6 million and a non-cash gain on foreign exchange of $1.1 million, offset by adjustments for non-cash expenses consisting primarily of depreciation and amortization of $8.5 million, interest capitalized as debt principal of $2.0 million, stock compensation expense of $3.2 million and the amortization and write-off of debt discount and deferred financing fees of $1.8 million. In addition, accounts receivable increased $5.1 million, inventory increased $3.0 million, and accounts payable decreased $2.7 million. These uses of cash are due to the timing of cash receipts and payments, as well as the increase in sales and manufacturing activity. These uses of cash were partially offset by a $1.5 million increase in accrued compensation expense resulting from an increase in accrued commissions, as a result of higher sales, and increased relocation costs.
Cash provided by operating activities of $2.6 million for 2005 reflected our net loss of $15.3 million, offset by adjustments for non-cash expenses consisting primarily of depreciation and amortization of $7.1 million, interest capitalized as debt principal of $3.8 million and stock compensation expense of $1.9 million. In addition, accounts receivable increased $4.1 million and inventories increased $2.7 million reflecting higher sales and manufacturing activity in 2005, as well as purchases of components for new product introductions. These uses of cash were offset by an increase in accounts payable and accrued liabilities of $9.9 million, resulting from the higher sales and manufacturing activity in 2005, as well as purchases of components for new product introductions, higher accrued compensation costs reflecting continued growth in our employee headcount, and a $2.0 million accrual for losses on non-cancelable IVUS IVG inventory purchase commitments.
Cash Flows from Investing Activities. Cash used in investing activities was $81.6 million in 2007, $23.2 million in 2006 and $6.0 million in 2005. In 2007, $105.8 million was used to purchase short-term available-for-sale securities, $25.2 million was used to purchase CardioSpectra and $9.1 million was used for purchases of long term assets including capital expenditures for medical diagnostic equipment and manufacturing equipment. These purchases were partially offset by $58.6 million from the sale or maturity of short-term available-for-sale investments. In 2006, $17.9 million was used to purchase short-term available-for-sale investments and $5.3 million was primarily related to purchases of long term assets, including capital expenditures for medical diagnostic equipment and manufacturing equipment. Cash used in investing activities during 2005 was primarily related to capital expenditures for medical diagnostic equipment, manufacturing equipment, the upgrade of our computer system and the expansion of our manufacturing and research and development facilities.
Cash Flows from Financing Activities. Cash provided by financing activities was $122.7 million in 2007, $89.1 million in 2006 and $7.3 million in 2005. Cash provided by financing activities in 2007 consisted primarily of $122.8 million in proceeds from our underwritten follow-on public offering. Cash provided by financing activities in 2006 consisted primarily of the $121.3 million in net proceeds from our initial public offering and follow-on offering, partially offset by repayment of debt of $32.4 million. Net cash provided by financing activities in 2005 consisted primarily of proceeds from the sale of preferred stock, the issuance of debt and the sale of common stock, partially offset by the repayment of debt.
Future Liquidity Needs
Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our sales growth, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies and market and regulatory developments. As of December 31, 2007, we believe our current cash and cash equivalents and our short-term available-for-sale investments will be sufficient to fund working capital requirements, capital expenditures, and operations for at least the next 12 months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.

Our ability to fund our longer-term cash needs is subject to various risks, many of which are beyond our control — See “Risk Factors.” Should we require additional funding, such as additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities. We cannot assure that such funding will be available in needed quantities or on terms favorable to us.
As of December 31, 2007, we have federal and state net operating loss carryforwards of $48.0 million and $25.0 million, respectively, available to reduce future taxable income if we become profitable. We expect to utilize our available net operating loss carryforwards to reduce future tax obligations in the event we are successful in achieving profitability. However, limitations on our ability to use net operating loss carryforwards and other minimum state taxes may increase our overall tax obligations.
Off-Balance Sheet Arrangements and Other Contractual Obligations
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification to business partners and customers for losses suffered or incurred for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The term of these indemnification arrangements is generally perpetual. The maximum potential amount of future payments we could be required to make under these agreements is unlimited. As of December 31, 2007, we have not incurred any costs to defend lawsuits or settle claims related to these indemnification arrangements.
The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2007 for each of the periods indicated (in thousands):

	Payment Due By Period
		Less			More
		Than	1-3	3-5	than
Contractual Obligations and Commercial Commitments	Total	1 Year	Years	Years	5 Years

Debt	$64	$64	$—	$—	$—
Interest on debt(1)	1	1	—	—	—
Capital lease obligations (including interest)	146	64	80	2	—
Operating lease obligations(2)	4,212	2,349	1,863	—	—
Minimum payments under license agreements(3)	1,835	755	780	50	250
Non-cancelable purchase commitments(4)	9,885	9,885	—	—	—

Total(5)	$16,143	$13,118	$2,723	$52	$250

(1)	Future interest payments on our debt are based on the assumption that the debt is outstanding until maturity and all interest expense has been calculated for all future periods using the rate implicit in the respective debt agreements.

(2)	We lease office space and have entered into other lease commitments in the United States as well as locations in Europe and Asia. Operating lease obligations include future minimum lease payments under all our non-cancelable operating leases as of December 31, 2007.

(3)	Our license agreements include provisions that require us to make milestone or royalty payments to the licensor based on the amount of future sales of covered products. Certain of these agreements require that the royalties we pay in a given year total at least a minimum amount as set forth in the agreements. The royalty obligations we may incur in excess of these minimum amounts are not included in the table above because we cannot, at this time, determine the timing or amount of these obligations.

(4)	Consists of non-cancelable commitments primarily for the purchase of production materials.

(5)	The table above does not include potential milestone payments up to an aggregate of $38 million due to the former shareholders of CardioSpectra (see “Acquisitions” note to our consolidated financial statements).
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
We occasionally enter into agreements requiring cash payments to partners who are also customers. We apply the provisions of EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer, to account for cash payments made under these agreements.
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
Prior to January 1, 2006, we used the intrinsic method of accounting for employee stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and presented disclosure of pro forma information required under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, or SFAS No. 148. For stock options granted to employees under APB No. 25, no compensation expense was recognized unless the exercise price was less than the estimated fair market value at the date of grant. We apply the provisions of EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and use the Black-Scholes option pricing model to determine the fair value of each option grant to non-employees. See “Stockholders’ Equity (Deficit)” note to our consolidated financial statements.
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
Subsequently, we reassessed the valuations of our common stock relating to options granted beginning with the 2004 fiscal year. As part of this reassessment, our board of directors obtained retrospective valuations prepared by management, which management believes follows substantially the same methodology used by valuation specialists as outlined in the AICPA’s Practice Aid Valuation of Privately-Held-Company Equity Securities Issues as Compensation. Based on these retrospective valuations, the fair value of the common stock underlying options granted in the period from January 1, 2004 through March 31, 2005 was determined to be from $0.83 to $5.06. In addition to the factors discussed above which our board of directors considered in determining the estimated fair value of our common stock, they also considered the market release of a new IVUS catheter in early 2004, the sale of our Series C preferred stock to accredited investors in early 2005, the expansion of our Japanese distribution channel in early 2005 and the potential impact that liquidity events would have on us such as an initial public offering, a merger or sale with another company, or the forced liquidation of our company.

The procedures performed as part of the retrospective valuations for determining the fair value of our common stock were based on a probability-weighted combination of the market multiple approach and income approach to estimate the aggregate equity value at specific stock option grant dates.
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
From April 2005 until our initial public offering in June 2006, our board of directors obtained contemporaneous valuations prepared by management which follow the same procedures as those used in the retrospective valuations described above. In addition to the factors discussed above, our board of directors considered specific business milestones including the introduction of VH IVUS functionality for our IVUS IVG consoles in May 2005, the sale of common stock to two new independent members of the board of directors in the fourth quarter of 2005 and the initial release of our new s5 console in late 2005. In addition, we considered the events occurring late in 2005 concerning our potential initial public offering, including our meetings with potential investment bankers.

For financial reporting purposes for the period from January 1, 2004 through December 31, 2005, for options granted to employees we recorded deferred stock-based compensation under APB No. 25 representing the difference between the estimated fair value of common stock and the option exercise price. Beginning January 1, 2006, with the adoption of SFAS No. 123(R), we recorded stock-based compensation based upon estimated fair values. The following table shows information concerning all options granted during the period January 1, 2005 through December 31, 2007:

			Fair Value of
	Number of Options	Option Exercise	Common Stock on	Intrinsic Value Per
	Granted	Price	Grant Date(1)	Share

Grant Date
2005 Grants
January	153,456	$0.83	$5.06	$4.23
January	117,568	1.65	5.06	3.41
April	195,455	5.78	5.78	—
June	90,455	5.78	5.78	—
July	908,636	6.49	6.49	—
October	270,273	8.36	8.36	—

Total 2005 grants	1,735,843

2006 Grants
February	145,406	$10.56	$10.56	$—
May	91,339	10.56	10.56	—
July	66,500	8.50	8.50	—
November	61,000	18.10	18.10	—

Total 2006 grants	364,245

2007 Grants
January	1,071,456	$19.15	$19.15	$—
April	83,000	18.36	18.36	—
June	76,000	21.07	21.07	—
July	481,833	20.22	20.22	—
October	131,000	17.27	17.27	—
December	124,666	13.52	13.52	—

Total 2007 grants	1,967,955

(1)	The estimated fair values for January 1, 2005 have been determined based upon retrospective valuations prepared by management and the estimated fair values shown for the period April 1, 2005 through the date of our initial public offering are based upon contemporaneous valuations prepared by management.
In connection with the grant of stock options to employees and directors under APB No. 25, we recorded an aggregate of $4.3 million in deferred stock-based compensation, with respect to stock options granted through December 31, 2005. In total, we amortized $1.5 million of deferred stock compensation into expense through December 31, 2005. As of December 31, 2005, our deferred stock compensation under APB No. 25 was $2.9 million. As required under SFAS 123(R), the $2.9 million in deferred stock compensation was reversed in January 2006. At December 31, 2006, we therefore had no remaining deferred stock compensation.
Prior to our initial public offering in June 2006, the determination of the fair value of our common stock involved significant judgments, assumptions, estimates and complexities that impacted the amount of deferred stock-based compensation recorded under APB No. 25 and the resulting amortization in future periods. Under SFAS No. 123(R), we have used the Black-Scholes valuation model to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility, expected life and forfeiture rates. If we had made different assumptions, the amount of our deferred stock-based compensation, stock-based compensation expense, gross margin, net loss and net loss per share amounts could have been significantly different. We believe that we have used reasonable methodologies, approaches and assumptions to determine the fair value of our common stock and that deferred stock-based compensation and related amortization were recorded properly for accounting purposes. If any of the assumptions used change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.
Under SFAS No. 123 and SFAS 123(R), the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted-average assumptions:

	Years Ended December 31,
	2007	2006	2005
Risk-free interest rate	4.67%	4.76%	3.9%
Expected life (years)	4.52	4.56	5.00
Estimated volatility factor	51.7%	57.4%	75.0%
Expected dividends	None	None	None
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
For options granted after January 1, 2006, and valued in accordance with SFAS No. 123(R), we adopted a temporary “shortcut approach” as permitted by SAB No. 107 to develop an expected life of an employee stock option. Under this approach, the expected life is presumed to be the mid-point between the vesting date and the contractual end of the option term. We estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rates in the years ended December 31, 2007 and 2006 are based on our historical forfeiture experience. Estimated volatility under SFAS No. 123(R) is calculated using the trading history of the common stock of comparable medical device companies.
In the year ended December 31, 2005, the compensation committee of our Board of Directors approved the acceleration of vesting of certain non-employee stock options representing options to purchase 84,545 shares of our common stock. In connection with the acceleration of the vesting of these options, we recorded charges totaling $412,000 in the year ended December 31, 2005.
As of December 31, 2007, we had approximately $18 million of unrecognized compensation cost remaining to be amortized over a weighted-average term of 3.0 years.
Income Taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Our deferred tax assets are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are expected to be recovered or settled.
The realization of our deferred tax assets, which had a gross carrying value of $29.3 million at December 31, 2007, is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given our historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.
Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No.157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 and we will adopt SFAS 157 beginning January 1, 2008. We are currently assessing the potential impact the adoption of SFAS 157 will have on our consolidated results of operations and financial position.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS 159 for our fiscal year beginning January 1, 2008. We are currently determining whether fair value accounting is appropriate for any of the eligible items and we cannot estimate the impact, if any, the adoption of SFAS 159 will have on our consolidated results of operations and financial position.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141(R). SFAS No. 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141(R) will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial position, results of operations and cash flows.
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
Interest Rate Risk
Our exposure to interest rate risk at December 31, 2007 is related to the investment of our excess cash into highly liquid financial investments. As of December 31, 2007, we held $189.1 million in cash, cash equivalents and short-term available-for-sale investments consisting of highly liquid financial investments with original maturities of one year or less. Based upon our balance of cash and cash equivalents and short-term available-for-sale investments, a decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $1.9 million for these investments. Due to the nature of our highly liquid cash equivalents and short-term available-for-sale investments, a change in interest rates would not materially change the fair market value of our cash equivalents and short-term available-for-sale investments.
The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments. Due to the short-term nature of our investments, we have assessed that there is no material exposure to interest rate risk arising from them.
Foreign Currency Exchange Risk
We are exposed to foreign currency risk related to our European operations, including Euro denominated intercompany receivables. Because our intercompany receivables are accounted for in Euros, any appreciation or devaluation of the Euro will result in a gain or loss to the consolidated statements of operations.

Item 8.  Financial Statements and Supplementary Data
VOLCANO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Volcano Corporation
We have audited Volcano Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Volcano Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Volcano Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Volcano Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 13, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Sacramento, California
March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Volcano Corporation
We have audited the accompanying consolidated balance sheets of Volcano Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Volcano Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and in 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Volcano Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Sacramento, California
March 13, 2008

VOLCANO CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$122,913	$77,738
Short-term available-for-sale investments	66,205	17,787
Accounts receivable, net	27,976	21,575
Inventories	21,243	13,423
Prepaid expenses and other current assets	3,997	2,208

Total current assets	242,334	132,731
Restricted cash	365	352
Property and equipment, net	13,692	9,333
Intangible assets, net	9,385	11,946
Other non-current assets	798	363

	$266,574	$154,725

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,077	$8,209
Accrued compensation	9,083	5,993
Accrued expenses and other current liabilities	6,600	5,292
Deferred revenues	5,360	2,675
Current maturities of long-term debt	120	1,654

Total current liabilities	32,240	23,823
Long-term debt	78	66
Deferred license fee from a related party	1,125	1,375
Other	194	279

Total liabilities	33,637	25,543

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, par value of $0.001; 250,000 shares authorized at December 31, 2007 and 2006; 46,957 and 37,720 shares issued and outstanding at December 31, 2007 and 2006, respectively	47	38
Additional paid-in capital	324,746	193,468
Accumulated other comprehensive loss	(1,258)	(302)
Accumulated deficit	(90,598)	(64,022)

Total stockholders’ equity	232,937	129,182

	$266,574	$154,725

     See notes to consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Revenues	$130,614	$103,048	$91,900
Cost of revenues	51,559	41,715	47,843

Gross profit	79,055	61,333	44,057
Operating expenses:
Selling, general and administrative	62,631	47,614	35,365
Research and development	20,315	16,923	15,119
In-process research and development	26,188	—	—
Amortization of intangibles	3,067	3,117	3,052

Total operating expenses	112,201	67,654	53,536

Operating loss	(33,146)	(6,321)	(9,479)
Interest income	5,841	958	458
Interest expense	(199)	(4,013)	(5,311)
Exchange rate gain (loss)	1,452	1,053	(859)
Other, net	—	18	—

Loss before provision for income taxes	(26,052)	(8,305)	(15,191)
Provision for income taxes	524	298	70

Net loss	$(26,576)	$(8,603)	$(15,261)

Net loss per share—basic and diluted	$(0.66)	$(0.41)	$(2.28)

Weighted-average shares outstanding—basic and diluted	40,024	21,113	6,693

     See notes to consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Designated Series A		Designated Series B		Designated Series C							Accumulated	Total
	Convertible		Convertible		Convertible				Additional	Deferred		Other	Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Stock	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Income (loss)	(Deficit)
Balance at December 31, 2004	2,304	$2,304	14,949	$45,392	—	$—	3,617	$4	$6,182	$(3,006)	$(40,158)	$2	$(36,976)
Issuance of common stock under stock option plans							181	—	88				88
Deferred stock compensation									1,239	(1,239)			—
Reversal of unamortized deferred stock compensation relating to the forfeiture of unvested employee stock options									(255)	255			—
Amortization of deferred stock compensation net of adjustment for forfeitures of unvested options										1,102			1,102
Non-employee stock compensation expense									736				736
Issuance of convertible preferred stock, net of offering costs					2,662	15,364			(258)				(258)
Sale of common stock							72	—	601				601
Issuance of common stock in exchange for consulting services							13	—	110				110
Comprehensive income (loss)
Net loss											(15,261)		(15,261)
Foreign currency translation adjustments												390	390

Total comprehensive income (loss)													(14,871)

Balance at December 31, 2005	2,304	2,304	14,949	45,392	2,662	15,364	3,883	4	8,443	(2,888)	(55,419)	392	(49,468)
Reversal of deferred stock compensation upon adoption of SFAS No. 123(R)									(2,888)	2,888			—
Issuance of common stock under stock option plans							466	—	194				194
Employee stock-based compensation cost									2,913				2,913
Non-employee stock-based compensation cost									434				434
Common stock issued in connection with public offerings							12,115	12	121,334				121,346
Conversion of convertible preferred stock into common stock upon initial public offering	(2,304)	(2,304)	(14,949)	(45,392)	(2,662)	(15,364)	18,123	19	63,041				63,060
Exercise of warrants							3,133	3	(3)
Comprehensive loss
Net loss											(8,603)		(8,603)
Foreign currency translation adjustments												(693)	(693)
Unrealized net loss on investments												(1)	(1)

Total comprehensive loss													(9,297)

Balance at December 31, 2006	—	—	—	—	—	—	37,720	38	193,468	—	(64,022)	(302)	129,182
Issuance of common stock under stock option plans							1,152	1	1,695				1,696
Employee stock-based compensation cost									6,454				6,454
Non-employee stock-based compensation cost									341				341
Common stock issued in connection with public offerings							8,050	8	122,788				122,796
Exercise of warrants							35	—					—
Comprehensive loss
Net loss											(26,576)		(26,576)
Foreign currency translation adjustments												(1,012)	(1,012)
Unrealized net gain on investments												56	56

Total comprehensive loss													(27,532)

Balance at December 31, 2007	—	$—	—	$—	—	$—	46,957	$47	$324,746	$—	$(90,598)	$(1,258)	$232,937

     See notes to consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2007	2006	2005
Operating activities
Net loss	$(26,576)	$(8,603)	$(15,261)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
In-process research and development expense	26,188	—	—
Depreciation and amortization	7,902	8,480	7,100
Amortization and write-off of debt discount and deferred financing fees	102	1,781	808
Accretion of investment discount, net	(1,195)	—	—
Impairment of long-lived assets	—	—	360
Interest capitalized as debt principal	—	1,973	3,774
Non-cash stock compensation expense	6,795	3,195	1,948
Loss (gain) on foreign exchange	(1,452)	(1,052)	859
Loss on disposal of long-lived assets	222	—	34
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,846)	(5,078)	(4,110)
Inventories	(7,659)	(2,992)	(2,684)
Prepaid expenses and other assets	(1,942)	(399)	(697)
Accounts payable	2,217	(2,682)	6,281
Accrued compensation	2,980	1,505	1,223
Accrued expenses and other liabilities	110	283	2,441
Deferred revenues	2,390	465	804
Deferred license fee from a related party	—	(250)	(250)

Net cash provided by (used in) operating activities	4,236	(3,374)	2,630

Investing activities
Purchase of short-term available-for-sale securities	(105,823)	(17,853)	—
Sale or maturity of short-term available-for-sale securities	58,655	—	—
Capital expenditures	(9,101)	(4,990)	(5,585)
Cash paid for acquisitions	(25,158)	—	—
Cash paid for other intangibles	(233)	(373)	(434)
Proceeds from sale of long-lived assets	45	50	—

Net cash used in investing activities	(81,615)	(23,166)	(6,019)

Financing activities
Proceeds from underwritten public stock offerings, net	122,796	121,346	—
Proceeds from issuance of long-term debt	—	—	500
Repayment of long-term debt	(1,774)	(32,384)	(2,963)
Proceeds from issuance of short-term debt	—	750	—
Repayment of short-term debt	—	(750)	(5,897)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	15,106
Proceeds from sale of common stock	—	—	601
Proceeds from exercise of common stock options	1,687	178	63
Increase in restricted cash	—	(34)	(82)

Net cash provided by financing activities	122,709	89,106	7,328
Effect of exchange rate changes on cash and cash equivalents	(155)	(47)	(158)

Net increase in cash and cash equivalents	45,175	62,519	3,781
Cash and cash equivalents, beginning of year	77,738	15,219	11,438

Cash and cash equivalents, end of year	$122,913	$77,738	$15,219

Supplemental disclosures
Interest capitalized as debt principal	$—	$1,973	$—
Cash paid for interest	$118	$259	$827
Cash paid for income taxes	$510	$71	$39
Non-cash investing and financing activities
Preferred stock converted into common stock upon initial public offering	—	$63,060	—
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
Exchange rate fluctuations resulting from the translation of the inter-company balances between Volcano Corporation U.S. and Volcano Europe and other non-U.S. dollar denominated liabilities into U.S. dollars are recorded as foreign currency transaction gains or losses and are included in exchange rate gain (loss) in the consolidated statement of operations.
The U.S. dollar is the functional currency of our subsidiary, Volcano Japan, as it is the primary currency within the economic environment in which it operates. Yen-based assets and liabilities of our Japanese operations are translated into U.S. dollars at period-end exchange rates, and Yen-based expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation are recorded as foreign currency transaction gains or losses and are included in exchange rate gain (loss) in the consolidated statement of operations.
Financial Instruments
Our financial instruments include cash and cash equivalents, short-term available-for-sale investments, accounts receivable, accounts payable, certain other accrued liabilities and debt. The carrying amounts of cash and cash equivalents, short-term available-for-sale investments, accounts receivable, accounts payable and other accrued liabilities approximate their fair values due to the short-term nature of those instruments. Active markets for our other debt instruments, which consist of privately-issued notes payable and term loans, do not exist and there are no quoted market prices for these liabilities. Accordingly, it is not practicable for us to estimate the fair values of such financial instruments because of the limited information available.
Cash and Cash Equivalents
All highly liquid investments with a maturity of three months or less on the date of purchase are considered to be cash equivalents.
Short-term Investments
Our short-term available-for-sale investments consist of highly liquid financial investments with original maturities of greater than three months, but less than one year. All short-term investments are classified as available for sale and are recorded at market value using the specific identification method. Unrealized gains and losses are reflected in Other Comprehensive Loss.
Restricted Cash
At December 31, 2007 and 2006, we had restricted cash totaling $365,000 and $352,000, respectively. Restricted cash of $231,000 at December 31, 2007 and 2006 is in the form of collateral to a letter of credit issued to one of our principal landlords as a security deposit on a lease that expires in 2009. An additional $134,000 and $121,000 at December 31, 2007 and 2006, respectively, is cash in bank, restricted as to withdrawal and serves as a security deposit for another leased facility pursuant to a lease that expires in 2013. The letter of credit is in effect and the cash in bank will remain restricted as to withdrawal until such time as new lease agreements are executed.
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
Fukuda Denshi Co., Ltd, a distributor in Japan, accounted for 14%, and 35% of our revenues for the years ended December 31, 2006 and 2005, respectively, and 14% of our trade receivables at December 31, 2006. Goodman Company, Ltd., a distributor in Japan, accounted for 18% and 15% of our revenues for the years ended December 31, 2007 and 2006, respectively, and 21% and 14% of our trade receivables at December 31, 2007 and 2006, respectively. No other single customer accounted for more than 10% of our revenues for any period presented and at December 31, 2007 and 2006, no other single customer accounted for more than 10% of our trade receivables.
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
Property and equipment includes certain medical diagnostic equipment that is located at customer premises. This equipment is placed at our discretion with certain customers, such as key opinion leaders and other strategic customers who agree to use the equipment and purchase specified quantities of our single-procedure disposable products. We retain the ownership of the equipment and have the right to remove the equipment if it is not being utilized according to expectations. Depreciation expense relating to this equipment of $1.8 million, $1.8 million and $1.4 million is recorded in cost of revenues during the years ended December 31, 2007, 2006 and 2005, respectively. The net book value of this equipment was $4.8 million and $2.1 million at December 31, 2007 and December 31, 2006, respectively. Also included in medical diagnostic equipment is property and equipment used for demonstration and evaluation purposes. Depreciation expense for equipment used for demonstration and evaluation purposes is recorded in selling, general and administrative expenses. Depreciation expense relating to this equipment of $793,000, $515,000 and $335,000 is recorded in selling, general and administrative expenses during the years ended December 31, 2007, 2006 and 2005, respectively. The net book value of this equipment was $2.9 million and $1.0 million at December 31, 2007 and December 31, 2006, respectively. Medical diagnostic equipment is recorded at our cost to acquire or manufacture the equipment and is depreciated over the estimated useful life (generally three to five years).
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
Accrued warranty liability is included in accrued expenses and other current liabilities in the consolidated balance sheets. The change in the accrued warranty liability for the years ended December 31, 2007, 2006 and 2005 is summarized in the following table (in thousands):

	Years Ended December 31,
	2007	2006	2005

Balance at beginning of year	$706	$359	$203
Warranties issued during the year	2,342	1,028	611
Settlements during the year	(1,919)	(681)	(455)

Balance at end of year	$1,129	$706	$359

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
We adopted SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, stock-based compensation cost recognized in the year ended December 31, 2006 includes stock-based compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and stock-based compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred. In accordance with the modified-prospective transition method, prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). See “Stockholders’ Equity” note to our consolidated financial statements.

Prior to January 1, 2006, had compensation expense for our stock option plans been determined based upon the fair value at the grant date for awards under the plans using market-based option valuation models, net loss would have been as follows (in thousands, except per share data):

Year Ended
December 31, 2005
Net loss as reported	$(15,261)
Add: Total stock-based employee compensation determined under APB 25 and included in reported net loss	1,102
Deduct: Total stock-based employee compensation determined under fair value based method	(1,800)

Pro forma net loss	$(15,959)

Basic and diluted net loss per share:
As reported	$(2.28)

Pro forma	$(2.38)

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
Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted-average assumptions:
Stock Option Plan

	Years Ended December 31,
	2007	2006	2005

Risk-free interest rate	4.67%	4.76%	3.9%
Expected life (years)	4.52	4.56	5.00
Estimated volatility factor	51.7%	57.4%	75.0%
Expected dividends	None	None	None
The first offering period under the Employee Stock Purchase Plan commenced in September 2007. Under SFAS No. 123, the fair value of each purchase option under the Employee Stock Purchase Plan is estimated at the beginning of this purchase period using the Black-Scholes option-pricing model utilizing the following assumptions:
Employee Stock Purchase Plan

	Years Ended December 31,
	2007	2006	2005

Risk-free interest rate	4.20%	—	—
Expected life (years)	0.49	—	—
Estimated volatility factor	49.0%	—	—
Expected dividends	None	—	—
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
Comprehensive Loss
Comprehensive loss represents the net loss for the period plus the results of certain changes to stockholders’ equity (deficit) that are not reflected in the consolidated statements of operations. Our comprehensive loss consists of net losses, unrealized net gains and losses on short-term investments and foreign currency translation adjustments.
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
We occasionally enter into agreements requiring cash payments to partners who are also customers. We apply the provisions of EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer, to account for cash payments made under these agreements. During the year ended December 31, 2007, we made payments to customers of approximately $1.0 million, which have been recorded as a reduction in revenues in accordance with this EITF.
Installation and training are generally not required elements of our sales transactions as most of our products do not require installation and training. In instances where installation and training are required elements of the sales transaction, revenue is recognized upon completion of the installation and training.
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
Research and Development
Company-sponsored research and development expenses include the costs of technical activities that are useful in developing new products, services, processes or techniques, as well as expenses for technical activities that may significantly improve existing products or processes and are expensed as incurred. Grants received of $137,000, $1,073,000 and $1,120,000 in the years ended December 31, 2007, 2006 and 2005, respectively, from third parties for research and development activity are recorded as reductions of expense over the term of the agreement as the related activities are conducted.
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
Income Taxes
We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. To the extent a deferred tax asset cannot be recognized under the preceding criteria, allowances are established. At December 31, 2007 and 2006, all deferred tax assets, without offsetting liabilities in the same jurisdiction, were fully offset by a valuation allowance.
In July 2006, the FASB issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN No. 48 on January 1, 2007. The adoption of FIN No. 48 did not have a material impact on our consolidated financial position or results of operations.
We accrue interest and penalties on underpayment of income taxes related to unrecognized tax benefits as a component of income tax expense in our consolidated statements of operations. No amounts were recognized for interest and penalties upon adoption of FIN 48 or during the year ended December 31, 2007.
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
The basic and diluted net loss per common share calculations are as follows:

	Years Ended December 31,
	2007	2006	2005

Net loss	$(26,576)	$(8,603)	$(15,261)

Denominator for historical basic and diluted and pro forma basic and diluted net loss per share:
Weighted-average shares outstanding	40,024	19,675	3,608
Shares issuable upon exercise of certain warrants	—	1,438	3,085

Shares used for historical basic and diluted net loss per share	40,024	21,113	6,693

Basic and diluted net loss per share	$(0.66)	$(0.41)	$(2.28)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented (in thousands):

	December 31,
	2007	2006	2005

Convertible preferred stock	—	—	18,123
Stock options outstanding	5,337	4,672	4,941
Warrants to purchase convertible preferred stock	—	—	177
Warrants to purchase common stock	127	171	49
Unvested common stock subject to repurchase	4	24	80
Operating Segments
We are organized as a single operating segment, whereby our chief operating decision maker assesses the performance of and allocates resources to the business as a whole (see “Segment and Geographic Information” note to our consolidated financial statements).
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.157, Fair Value Measurements (SFAS 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 and we adopted SFAS 157 beginning January 1, 2008. We are currently assessing the potential impact the adoption of SFAS 157 will have on our consolidated results of operations, financial position and cash flows.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and we will adopt SFAS 159 for our fiscal year beginning January 1, 2008. We are currently determining whether fair value accounting is appropriate for any of the eligible items and we cannot estimate the impact, if any, the adoption of SFAS 159 will have on our consolidated results of operations, financial position and cash flows.
In December 2007, the FASB issued SFAS 141 (Revised 2007), Business Combinations, or SFAS 141(R). SFAS 141(R) will change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS 141(R) will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS 160. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.
2. Acquisitions
CardioSpectra Acquisition
On December 18, 2007, pursuant to the Agreement and Plan of Merger dated December 7, 2007, we entered into a merger agreement with CardioSpectra, Inc. (CardioSpectra), a privately-held Texas corporation, whereby Corazon Acquisition, Inc., a wholly-owned merger subsidiary of Volcano, merged with and into CardioSpectra, with CardioSpectra continuing as the surviving corporation and a wholly-owned subsidiary of Volcano. The acquisition is being accounted for as an asset purchase in accordance with SFAS No. 141.
We acquired all of the outstanding equity interests in CardioSpectra for $26.7 million consisting of $25.2 million in cash, plus estimated expenses. Additional payments up to an aggregate of $38.0 million are due in the event certain milestones set forth in the Merger Agreement are achieved. The milestone payments are payable, at our sole discretion, in cash, shares of our common stock, or a combination of both and will be accounted for if and when the milestone payments have become payable. If we do issue shares of our common stock in full or partial payment of any milestone payment, the shares will be valued using a trailing 10-trading day average closing price over a period ending shortly before we inform the CardioSpectra shareholders of our determination to issue shares. Additionally, we incurred $1.2 million in acquisition-related costs. The acquisition of CardioSpectra’s OCT technology is expected to complement our existing product offerings and further enhance our position as an imaging technology leader in the field of interventional medicine. The results of operations for the period from December 18, 2007 to December 31, 2007 are included in our consolidated results of operations, financial position and cash flows.
The table below summarizes the estimated fair value of assets acquired and liabilities assumed as of the acquisition date as follows (in thousands):

December 18,
2007
Current Assets:
Cash	$24
Prepaid expenses and other current assets	118

Total current assets	142

Equipment	132
Intangible assets (1)	274
In-process research and development (2)	26,188

Total assets acquired	$26,736

Current liabilities:
Accounts payable	$316
Accrued compensation	40
Other accrued liabilities	82

Total current liabilities	438

Total liabilities acquired	438

Net assets acquired	$26,298

(1)	Intangible assets acquired consisted entirely of assembled workforce, which is being amortized over 4 years.

(2)	In December 2007, in-process research and development was recorded as expense in our consolidated statement of operations.
Subject to the terms of the Merger Agreement, the milestone payments are payable as follows:
•	$11 million of the milestone payments to be paid upon approval by applicable US, Japanese or European regulators of a first generation OCT system on or before December 31, 2009;

•	$10 million of the milestone payments to be paid upon applicable US regulatory approval of a productized version of the first generation OCT system on or before December 31, 2010;

•	$10 million of the milestone payments to be paid upon cumulative cash sales totaling $10 million from commercial sales of OCT products, so long as such cumulative cash sales are attained prior to the date that is 3 years after the date on which the applicable US regulatory approval described in the second bullet point above was obtained (if such approval was obtained on or before December 31, 2010) or otherwise on or before December 31, 2013; and

•	$7 million of the milestone payments to be paid upon cumulative cash sales totaling $25 million from commercial sales of OCT products, so long as such cumulative cash sales are attained prior to the date that is 4 years after the date on which the applicable US regulatory approval described in the second bullet point above was obtained (if such approval was obtained on or before December 31, 2010) or otherwise on or before December 31, 2014.

We will use commercially reasonable efforts to cause the milestones to occur. However, if we reasonably determine that a technical failure or commercial failure has occurred with respect to all or a part of the OCT program, we may, at our sole discretion, terminate all or part of the OCT cardiovascular program.
At the closing of the merger, $2.5 million of the aggregate merger consideration was contributed to an escrow fund which will be available for 12 months to indemnify us and related indemnitees for certain matters, including breaches of representations and warranties and covenants included in the merger agreement. The escrow fund is subject to a $100,000 deductible in the case of breaches of representations and warranties. Once the escrow fund has been exhausted or released, we have the right to withhold and deduct amounts for any indemnification claims from milestone payments otherwise payable by us.
Acquisition of IVUS Technology
In July 2003, we entered into a license agreement whereby we were granted the rights to certain IVUS technology and patents for total consideration of €5,661,000 ($6,534,000 using exchange rates in effect at that time). The consideration was comprised of an upfront payment of €3,000,000 and four annual payments of €725,000 payable on the anniversary date of the agreement commencing in July 2004. Closing costs for the purchase were $87,000. This license fee is recorded as an intangible asset and is being amortized over the estimated useful life of the patents and technology of 10 years. In addition, during the license period, the license agreement requires that we pay royalties based upon the number of units we sell using the licensed technology. The seller has also agreed to assist us in commencing our business to use the acquired technology and manufacture and sell the related products (see “Commitments and Contingencies” note to our consolidated financial statements).
Jomed Acquisition
Also in July 2003, we completed the Jomed Acquisition (see “Summary of Significant Accounting Policies” note to our consolidated financial statements). The fair values of the net assets acquired and the liabilities assumed have been estimated for purposes of allocating the purchase price and were determined pursuant to an independent valuation. The aggregate purchase price of $35.8 million was paid in cash and included closing costs of $2.5 million. In addition, we assumed liabilities of $2.8 million. Developed technology and customer relationship intangible assets of $14.1 million are being amortized over a period of six and one-half years using the straight-line method, which reflects the estimated life of the purchased intangibles without any post-purchase enhancements or synergies with our other products.
3. Financial Statement Details
Accounts Receivable, Net
Accounts receivable, net consists of the following (in thousands):

	December 31,
	2007	2006

Trade accounts receivable	$28,114	$21,776
Less: allowance for doubtful accounts	138	201

Total	$27,976	$21,575

The change in the allowance for doubtful accounts for the years ended December 31, 2007, 2006 and 2005, respectively, is summarized in the following table (in thousands):

	Years Ended December 31,
	2007	2006	2005

Balance at beginning of year	$201	$158	$118
Additions charged to selling, general and administrative expense, net of recoveries	(79)	70	70
Write-offs	—	(40)	(21)
Foreign currency translation adjustments	16	13	(9)

Balance at end of year	$138	$201	$158

Inventories
Inventories consist of the following (in thousands):

	December 31,
	2007	2006

Finished goods	$7,010	$5,302
Work-in-process	5,337	2,529
Raw materials	8,896	5,592

Total	$21,243	$13,423

Property and Equipment
Property and equipment consists of the following (in thousands):

	December 31,
	2007	2006

Equipment	$11,371	$9,269
Medical diagnostic equipment	15,016	9,210
Leasehold improvements	1,490	1,613
Purchased software	1,803	973
Construction-in-progress	395	700

	30,075	21,765
Accumulated depreciation and amortization	(16,383)	(12,432)

Total	$13,692	$9,333

The amount reflected in equipment cost at December 31, 2007 and 2006 includes assets under capital lease of $335,000 and $230,000, respectively. At December 31, 2007 and 2006, the net book value of assets under capital leases was $132,000 and $62,000, respectively.
Depreciation expense and amortization of leasehold improvements for the years ended December 31, 2007, 2006 and 2005 was $4,835,000, $5,363,000 and $4,048,000, respectively. Included in these amounts, was amortization expense for leased equipment for the years ended December 31, 2007, 2006 and 2005 of $35,000, $39,000 and $53,000, respectively.
In 2005, we recorded an impairment charge of $360,000 to reduce certain medical diagnostic equipment to its estimated net realizable value (See “Impairment of Long-lived Assets” note to our consolidated financial statements).
4. Debt and Credit Facilities
Our debt consists of the following (in thousands):

	December 31,
	2007	2006

Note payable, non-interest bearing, payable in four annual payments of €725,000, matured in 2007(a)	$—	$905
Term loan B, bearing interest at 13.0% per annum, payable monthly, matured in October 2007(b)	—	528
Term loan C, bearing interest at 13.7% per annum, payable monthly, maturing in February 2008(b)	64	229
Capital lease obligations(c)	134	108

	198	1,770
Less: Current portion	(120)	(1,654)
Unamortized debt discount	—	(50)

Long-term debt	$78	$66

Short-Term Debt
Revolving Credit Facility—In July 2003, to provide working capital and for general corporate purposes, we entered into a revolving credit facility agreement with a bank. In May 2007, the credit facility expired as scheduled.
Long-Term Debt
(a) Note Payable—In July 2003, we entered into a license agreement whereby we were granted the rights to certain IVUS patents and technology (see “Commitments and Contingencies” note to our consolidated financial statements). As part of the agreement, we entered into a non-interest bearing note, which required that we make four annual payments of €725,000 (totaling $3,347,000 at inception). The present value of these deferred payments were recorded at the time of the acquisition utilizing a 4.75% discount rate. The resulting imputed interest of €314,000 ($363,000 at inception) was being charged to expense over the four-year term of the note. The euro-denominated liability was translated into U.S. dollars at period-end exchange rates and any exchange rate fluctuations were recorded as foreign currency transaction gains or losses and were included in exchange rate gain (loss) in the consolidated statements of operations.
(b) Term Loans—In September 2003, to provide working capital and for general corporate purposes, we entered into a loan and security agreement with a venture capital company providing for a maximum borrowing of $7,000,000.
(c) Capital Lease Obligations—We lease certain equipment under capital lease arrangements (see “Commitments and Contingencies” note to our consolidated financial statements).
Key Covenants
Our debt agreements include several covenants that place restrictions on the incurrence of debt and liens, capital expenditures, the payment of dividends and mergers. We are in compliance with all covenants and limitations included in the provisions of our loan and credit agreements as of December 31, 2007 and 2006.
Debt Maturities
Excluding capital lease obligations (see “Commitments and Contingencies” note to our consolidated financial statements), the $64,000 remaining outstanding balance of our term loan is scheduled to be repaid by December 31, 2008.
5. Financial Instruments
Cash, Cash Equivalents and Short Term Investments. Short-term investments have been classified as available-for-sale securities. At December 31, 2007, our cash and cash equivalents plus short-term available-for-sale investments were as follows (in thousands):

			Gross	Gross
			Unrealized	Unrealized
		Gross	Losses	Losses
		Unrealized	Less Than	12 Months or	Estimated Fair
	Cost	Gains	12 Months	Longer	Value

Non interest bearing cash	$4,021	$—	$—	$—	$4,021
Money market funds	64,199	—	—	—	64,199
U.S. corporate securities	120,843	62	(7)	—	120,898

Total	$189,063	$62	$(7)	$—	$189,118

As of December 31, 2007, all of our investments mature within one year. These investments are recorded at their estimated fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss.

6. Intangible Assets
Intangible assets consist of developed technology, customer relationships, assembled workforce, licenses, and patents and trademarks, which are amortized using the straight-line method over periods ranging from three to ten years, representing the estimated useful lives of the assets. During the year ended December 31, 2007, we recorded intangible asset additions of $232,000 related to internally developed patents and trade marks and $274,000 related to assembled workforce acquired as part of the CardioSpectra Acquisition (see “Acquisitions” note to our consolidated financial statements).
During the year ended December 31, 2006, we recorded intangible asset additions of $419,000, related to internally developed patents and trademarks. During the year ended December 31, 2005, we recorded intangible asset additions of $468,000, which is comprised of $23,000 in acquired technology-based and customer-related assets, $16,000 for acquired patents, $264,000 for internally developed patents and trademarks, $160,000 for acquired licenses and $5,000 for other intangible assets.
Intangible assets subject to amortization, by major class, consist of the following (in thousands):

	December 31, 2007
		Accumulated		Weighted-
	Cost	Amortization	Net	Average Life

Developed technology	$12,469	$8,692	$3,777	6.3
Licenses	7,034	3,440	3,594	9.8
Customer relationships	1,674	1,099	575	8.5
Patents and trademarks	1,601	436	1,165	9.3
Assembled workforce	274	—	274	4.0

	$23,052	$13,667	$9,385	7.4

	December 31, 2006
		Accumulated
	Cost	Amortization	Net

Developed technology	$12,469	$6,714	$5,755
Licenses	7,034	2,721	4,313
Customer relationships	1,674	901	773
Patents and trademarks	1,369	264	1,105

	$22,546	$10,600	$11,946

Amortization of intangibles for the years ended December 31, 2007, 2006 and 2005 was $3,067,000, $3,117,000 and $3,052,000, respectively.
Intangible amortization expense for the next five years based on December 31, 2007 intangible assets is expected to be as follows (in thousands):

2008	$3,172
2009	3,172
2010	996
2011	996
2012	871
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
Collaboration Agreements
In August 2005, we entered into a development and license memorandum of understanding (MOU), which was formalized into an agreement dated May 10, 2006, whereby a third party will develop technology and license to us such technology. Costs incurred through December 31, 2007 totaled $738,000 recorded as research and development expense. Under the agreement, we are also required to pay a royalty for each product sold using the licensed technology. As of December 31, 2007, our remaining obligation pursuant to the agreement is $225,000 and payment of such amount is dependant upon completion by the third party of certain performance milestones.
In September 2004, we signed a collaboration agreement with a third party in which the third party will conduct clinical studies concerning a natural history study of lesions using our products. We have agreed to provide a total of $1,500,000 in the form of products, product related expenses and cash in connection with the conduct of the clinical studies. As of December 31, 2007, our remaining obligation pursuant to the clinical studies was approximately $50,000. These costs are recorded as research and development expenses in the period they are incurred.
In October 2007, we signed a clinical research support agreement with a third party in which the third party will conduct clinical studies concerning drug eluting stents. We have agreed to provide a total of $4,550,000 to fund clinical study activities. There has been no activity related to the clinical study and, consequently, as of December 31, 2007, no amounts have been paid.
Licenses
In July 2003, we entered into a license agreement whereby we were granted the rights to certain IVUS technology and patents for total consideration of €5,661,000 ($6,534,000). The consideration is comprised of an upfront payment of €3,000,000 and four annual payments of €725,000 payable on the anniversary date of the agreement commencing in July 2004 (see “Debt and Credit Facilities” note to our consolidated financial statements). Closing costs for the purchase were $87,000. This license fee is recorded as an intangible asset and is being amortized over the estimated useful lives of the patents and technology of 10 years. In addition, we are paying royalties during the license period related to the sale of our products using the licensed technology and are calculated on a per unit basis using a sliding scale. Minimum aggregate royalty payments of €500,000 (approximately $730,000 at December 31, 2007 currency exchange rates) are required in each of the twelve month periods ended June 30, 2008 and June 30, 2009. During the years ended December 31, 2007 and 2006, royalty expense related to the use of this licensed technology totaled $243,000 and $9,000, respectively. In the year ended December 31, 2005, there were no sales of products using this licensed technology and therefore no amounts relative to royalties were accrued or paid.
In April 2002, we entered into a license agreement with a medical research clinic whereby we were granted a license to certain patents and technology. The agreement requires the payment of a license fee of $200,000, which was made in April 2002. In addition, we are required to make milestone payments of $125,000 upon receiving both U.S. and E.U. regulatory clearances, or upon the first commercial sale within each territory, whichever event occurs first. In 2004 and 2005, we received U.S. and E.U. regulatory clearance, respectively and made the required payments of $125,000 relative to each regulatory clearance. We are also required to pay a royalty based on a percentage of net sales, as defined in the agreement, of products using the licensed technology. The license fees paid of $450,000 are recorded as an intangible asset and have been amortized over the original estimated useful life of the underlying technology of five years. During the year ended December 31, 2005, sales of licensed products commenced and in the years ended December 31, 2007, 2006 and 2005, we recorded royalty expense of $278,000, $225,000 and $195,000, respectively, in cost of revenues.
We have entered into certain other licensing agreements with third parties which require us to make annual royalty payments based on either a minimum dollar amount or as a percentage of net sales, which ever is higher. None of these other agreements are material to our consolidated results of operations or financial condition.
Leases
We lease our domestic and foreign facilities and certain office equipment under non-cancelable capital and operating lease agreements, which are non-cancelable at various dates through 2009 and expire at various dates through 2013. In addition to the minimum future lease commitments presented below, the leases generally require that we pay property taxes, insurance, maintenance and repair costs. Certain leases also contain escalation clauses and renewal option clauses calling for increased rents. Where a lease contains an escalation clause or a concession such as a rent holiday, rent expense is recognized in accordance with FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases, using the straight line method over the term of the lease.
At December 31, 2007, future minimum lease commitments under non-cancelable leases are as follows (in thousands):

Year Ending December 31,	Capital	Operating

2008	$64	$2,349
2009	55	1,680
2010	25	183
2011	2	—
2012	—	—
Thereafter	—	—

Net minimum lease payments	146	$4,212

Less:
Amounts representing interest	12
Current	56

Long-term	$78

Total rental expense was $2.4 million, $2.0 million and $1.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Purchase Commitments
We have obligations under non-cancelable purchase commitments for inventory, primarily raw materials. As of December 31, 2007, the future minimum payments under these non-cancelable purchase commitments, all requiring payment in 2008, totaled $9,885,000.
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
During 2002, we entered into agreements with several investors who collectively purchased 8,000,000 shares of our Series B Preferred Stock at $3.00 per share in exchange for the conversion of $1,900,000 in promissory notes and $22,045,000 in cash, net of issuance costs of $55,000.
In July 2003, we entered into agreements with several investors who collectively purchased 6,698,835 shares of our Series B Preferred Stock at $3.00 per share in exchange for $20,026,000 in cash, net of issuance costs of $71,000. The proceeds were used to fund the Jomed Acquisition (see “Acquisitions” note to our consolidated financial statements). Included in the shares purchased were 1,166,667 shares purchased by a related party, Medtronic Inc., for $3,500,000 (see “Related Parties” note to our consolidated financial statements). In November 2003, an additional 166,667 shares of Series B Preferred Stock were purchased by an investor at $3.00 per share in exchange for $500,000 in cash.
In March 2004, we sold 83,334 shares of Series B Preferred Stock in a private placement for $3.00 per share. We received net cash proceeds related to this offering of $245,000, net of issuance costs of $5,000.
In February 2005, we sold 2,662,754 shares of designated Series C Convertible Preferred Stock (Series C Preferred Stock) in a private placement for $5.77 per share. We received net cash proceeds related to this offering of $15,106,000, net of issuance costs of $258,000.
On June 15, 2006, in connection with our initial public offering, all of the Series A, Series B, and Series C convertible preferred stock outstanding were automatically converted into 18,123,040 shares of common stock at a 1-to-0.91 conversion ratio.
10. Stockholders’ Equity
In May 2006, our stockholders approved a resolution to increase the number of authorized shares of our common stock to 250,000,000, which became effective upon the completion of our initial public offering. In May 2006 and June 2007, our stockholders approved increases in the number of shares subject to our 2005 equity compensation plan by 2,272,727 shares and 3,500,000 shares, respectively, to a total of 11,662,558. As of December 31, 2007, we have reserved 9,332,104 shares, 500,000 shares and 127,400 shares of our common stock for the issuance of options under our stock option plans, the issuance of shares under our employee stock purchase plan and the exercise of common stock warrants, respectively.
Stockholders Rights Plan
In May 2006, our stockholders approved a stockholder rights plan and a classified board of directors with staggered terms of election. Pursuant to the stockholder rights plan, we declared and paid a dividend of one right for each share of common stock. Unless redeemed prior to the time the rights are exercised, upon the occurrence of certain events, the rights will entitle the holders to receive shares of our preferred stock, or shares of an acquiring entity.

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
On October 23, 2007, we completed a follow-on offering in which 8,050,000 shares of our common stock were sold by the Company, including 1,050,000 shares under an over-allotment option exercised by the underwriters. The follow-on offering, including the exercise of the over-allotment option, resulted in net proceeds to the company of $122.8 million, after deducting offering expenses and underwriting discounts and commissions.
Warrants
As of December 31, 2007, there is a warrant outstanding to purchase 127,400 shares of our common stock at a price of $3.30 per share. The warrant is immediately exercisable by the holder and expires on September 30, 2011.
Stock-Based Compensation
As of December 31, 2007, we have granted options under the 2005 Equity Compensation Plan (the 2005 Plan) and the 2000 Long Term Incentive Plan (the 2000 Plan) under which a maximum aggregate number of 11,662,558 shares of our common stock may be issued or transferred to our employees, non-employee directors and consultants. Effective October 2005, all options will be granted under the 2005 Plan. Options previously granted under the 2000 Plan that are cancelled or expire will increase the shares available for grant under the 2005 Plan. The terms of the grant vary as described below.
The 2005 Plan provides for the grant of incentive stock options, non-qualified stock options, stock awards (including rights to purchase restricted stock) and stock appreciation rights to eligible recipients. Recipients of incentive stock options shall be eligible to purchase shares of our common stock at an exercise price no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the Plan is seven years. For an initial grant to an employee, the options generally vest 25% on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years. For subsequent grants to an employee, the options generally vest monthly over a four-year term. We may grant options that are exercisable immediately regardless of the vesting status of the option with us retaining a right to repurchase exercised unvested shares at the original exercise price of the option. As of December 31, 2007, 3,981,646 shares remained available to grant.
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
For the year ended December 31, 2005, we recorded deferred stock compensation of $1,239,000, in connection with the grant of stock options to employees. Deferred stock compensation reflects the difference between the exercise price of the options and the estimated fair value of the common stock at the date of grant. The estimated fair value was determined based on the business factors underlying the value of our common stock on the date of grant. These amounts were recorded as a component of stockholders’ equity (deficit) and were being amortized to operating expense over the vesting period of the options, generally four years using the straight-line method. During the year ended December 31, 2005, we reversed stock compensation expense of $25,000 relating to the forfeiture of unvested employee stock options. For the year ended December 31, 2005, we recognized $1,102,000 of net stock compensation expense related to the amortization of deferred employee stock compensation. Effective with our adoption of SFAS No. 123(R) on January 1, 2006, we reversed deferred stock-based compensation recorded as of that date. Accordingly, there was no deferred stock-based compensation recorded as of December 31, 2006.
The following table sets forth stock-based compensation expense included in our Consolidated Statements of Operations (in thousands):

	Years Ended December 31,
	2007	2006	2005

Cost of revenues	$621	$348	$258
Selling, general and administrative	$4,919	$2,238	$1,267
Research and development	$1,151	$609	$423
Included in our stock-based compensation expense are $341,000, $434,000 and $736,000 of stock-based compensation expense related to non-employees in the years ended December 31, 2007, 2006 and 2005, respectively. In addition, $232,000 of stock-based compensation expense related to the employee stock purchase plan was recorded in the year ended December 31, 2007.
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

As a result of adopting SFAS No. 123(R) on January 1, 2006, our net loss for the years ended December 31, 2007 and 2006 is $5.1 million and $1.8 million higher, respectively, than if we had continued to account for stock-based compensation under APB No. 25 as we did in 2005. The table below summarizes the effect on basic and diluted earnings per share of adopting SFAS No. 123(R):

	December 31,
	2007	2006

Loss per share, as reported:
Basic and diluted	$(0.66)	$(0.41)

Adjusted earnings (loss) per share (1):
Basic and diluted	$(0.53)	$(0.32)

(1)	Adjusted earnings per share if we had not adopted SFAS No. 123(R).
We have not recognized, and we do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance its net deferred tax assets and its net operating loss carryforwards. The total compensation cost capitalized in inventory was $256,000 and $152,000 as of December 31, 2007 and 2006, respectively.
Stock option activity is summarized as follows for the years ended December 31, 2007, 2006 and 2005:

		Weighted-
		Average
		Exercise
	Shares	Price

Outstanding, December 31, 2004	3,718,901	$0.30
Granted below estimated fair value (weighted-average fair value of $4.36)	271,024	$1.19
Granted at estimated fair value (weighted-average fair value of $4.29)	1,464,819	$6.70
Exercised	(180,998)	$0.35
Canceled and expired	(332,908)	$1.95

Outstanding, December 31, 2005	4,940,838	$2.13
Granted at estimated fair value	364,245	$11.45
Exercised	(466,023)	$0.38
Canceled and expired	(166,652)	$3.69

Outstanding, December 31, 2006	4,672,408	$2.98
Granted at estimated fair value	1,967,955	$18.97
Exercised	(1,151,996)	$1.46
Canceled and expired	(151,009)	$13.76

Outstanding, December 31, 2007	5,337,358	$8.90

Options outstanding as of December 31, 2007 are summarized as follows:

	Options Outstanding and Exercisable			Vested Options
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range	Outstanding	(in years)	Price	Outstanding	Price

$0.11	311,218	4.3	$0.11	311,218	$0.11
$0.33	1,475,018	6.0	$0.33	1,343,703	$0.33
$0.83 — $6.49	1,155,263	7.4	$5.14	700,635	$4.91
$8.36 — $18.44	829,594	5.7	$12.51	226,310	$10.12
$19.11	986,351	6.1	$19.11	226,086	$19.11
$19.77 — $21.07	579,914	6.4	$20.36	34,070	$20.88

$0.11 to $21.07	5,337,358	6.2	$8.90	2,842,022	$3.96

A summary of the status of our non-vested shares as of December 31, 2007 and changes during the year ended December 31, 2007 is as follows:

		Weighted-
		Average
		Grant Date Fair
	Shares	Value

Non-vested shares at December 31, 2006	1,891,033	$3.94
Grants of options	1,967,955	$9.18
Vested	(1,208,347)	$4.72
Forfeitures or expirations	(151,009)	$7.36

Non-vested shares at December 31, 2007	2,499,632	$7.48

Option activity for the year ended December 31, 2007 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Life	intrinsic value
	Shares	Price	(in years)	(in thousands)

Outstanding at December 31, 2006	4,672,408	$2.98
Grants of options	1,967,955	$18.97
Exercises	(1,151,996)	$1.46
Forfeitures or expirations	(151,009)	$13.76

Outstanding and exercisable at December 31, 2007	5,337,358	$8.90	6.2	$31,786

Vested and expected to vest as of December 31, 2007	5,215,914	$8.77	6.2	$31,531

As required by SFAS No. 123(R), we made an estimate of expected forfeitures and are recognizing compensation cost only for those equity awards expected to vest.
The total intrinsic value of stock options exercised during the year ended December 31, 2007 was $19.8 million and represents the difference between the exercise price of the option and the fair value of our common stock on the dates exercised. As of December 31, 2007, approximately $18 million of total unrecognized compensation cost related to stock options issued to employees is expected to be recognized over a weighted average term of 3.0 years.
Employee Stock Purchase Plan
On June 7, 2007, our stockholders approved the adoption of our 2007 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan provides for the purchase of up to an aggregate of 500,000 shares of common stock of the company. Beginning in 2008, common stock reserved for under the Purchase Plan automatically increases by the lower of 1 1/2% of our outstanding common stock or 600,000 shares on the first day of January of each year. The Purchase Plan provides eligible employees the opportunity to purchase shares of Volcano Corporation common stock at the lower of up to 85% of the fair market value on the first or last day of the applicable offering period, by having withheld from their salary an amount up to 15% of their compensation, without paying brokerage fees or commissions on purchases. Our Purchase Plan is deemed to be compensatory, and therefore, Purchase Plan expense under SFAS 123(R) has been included in our consolidated statements of operations for the year ended December 31, 2007. The fair value of those purchase rights granted during the year ended December 31, 2007, as defined by SFAS 123(R), was $4.70.
Volcano Corporation pays for the program’s administrative expenses. No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year, nor may purchase more than 750 shares in any six-month purchase period. The Purchase Plan is administered by the Compensation Committee of the Board of Directors and the first offering period began on September 1, 2007. As of December 31, 2007, no shares of common stock had been issued under the Purchase Plan and there were a total of 500,000 shares of common stock reserved for issuance under the Purchase Plan.

11. Income Taxes
The provisions for income tax expense are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Current:
Federal	$—	$—	$—
State	133	35	50
Foreign	391	263	20

	$524	$298	$70

Losses before income taxes include losses relating to non-U.S. operations of $2,000,000, $2,900,000 and $2,700,000 in the years ended December 31, 2007, 2006 and 2005, respectively.
Provisions for income taxes in the accompanying consolidated statements of operations differ from the expense calculated by applying the U.S. federal statutory income tax rate of 35% to loss before provision for income taxes due to the following (in thousands):

	Years Ended December 31,
	2007	2006	2005

U.S. federal statutory income tax benefit	$(9,118)	$(2,907)	$(5,317)
State income tax benefit, net of federal income tax expense	(173)	(524)	(393)
Valuation allowance	725	3,308	6,163
Foreign tax rate differential	281	445	(142)
Credits	(587)	(414)	(401)
In-process research and development	9,166	—	—
Other	230	390	160

	$524	$298	$70

The components of our deferred tax assets are as follows (in thousands):

	December 31,
	2007	2006

Deferred tax assets:
Net operating loss carryovers	$17,654	$18,335
Tax credit carryovers	3,733	3,236
Depreciation and amortization	1,939	1,937
Accruals	4,048	1,285
Deferred revenue	527	623
Other, net	1,396	1,340

Total deferred tax assets	29,297	26,756
Less valuation allowance	(29,297)	(26,756)

	$—	$—

A valuation allowance has been established to offset deferred tax assets, as realization of such assets is uncertain.
As a result of certain realization requirements of SFAS 123(R), the table of deferred tax assets shown above do not include certain deferred tax assets at December 31, 2007 and 2006 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by approximately $4,300,000 if and when such deferred tax assets are ultimately realized. We use tax law ordering for purposes of determining when excess tax benefits have been realized.
At December 31, 2007, we have federal and state net operating loss carryforwards of approximately $48,000,000 and $25,000,000, respectively. The federal and state net operating loss carryforwards begin to expire in 2020 and 2012, respectively, unless previously utilized. In addition, we have federal and state research and experimentation tax credit carryforwards of $2,400,000 and $2,100,000, respectively. The federal credits begin to expire in 2022. The state credits carry forward indefinitely. Foreign net operating losses are approximately $11,000,000 which expire beginning in 2009.
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
Revenues based on geographic location are summarized in the following table (in thousands):

	Years Ended December 31,
	2007	2006	2005

Revenues:
United States	$66,411	$51,013	$40,933
Japan	35,186	30,082	33,207
Europe, the Middle East and Africa	23,995	17,765	15,294
Rest of world	5,022	4,188	2,466

	$130,614	$103,048	$91,900

13. Employee Benefits
Defined Contribution Plans
We have a defined contribution 401(k) plan for our U.S. employees who are at least 21 years of age. Employees are eligible to participate in the plan beginning on the first day of the month following their first date of hire. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation or as a fixed amount per pay period. Our contributions to the plan are discretionary and no contributions were made during the three years ended December 31, 2007, 2006 and 2005. Beginning in 2008, we began matching 25% of employee contributions up to 6% of salary.
We also sponsor additional defined contribution plans for most of our European employees. Contributions under all plans were $202,000, $143,000 and $104,000 in the years ended December 31, 2007, 2006 and 2005, respectively.

14. Quarterly Information (Unaudited)
The following table sets forth our unaudited quarterly summary consolidated statements of operations for each of the quarters for the years ended December 31, 2007 and 2006. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited consolidated financial statements. This data should be read in conjunction with our consolidated financial statements and related notes. These operating results may not be indicative of results to be expected for any future period (amounts in thousands, except per share data).

	Quarter Ended
					Year ended
2007	March 31	June 30	September 30	December 31(1)	December 31

Revenue	$29,579	$29,552	$31,474	$40,009	$130,614
Gross profit	18,714	17,236	19,189	23,916	79,055
Operating income (loss)	656	(4,938)	(2,404)	(26,460)	(33,146)
Net income (loss)	1,674	(3,855)	(652)	(23,219)	(26,052)
Net income (loss) per share:
Basic	$0.04	$(0.10)	$(0.02)	$(0.53)	$(0.66)
Diluted	$0.04	$(0.10)	$(0.02)	$(0.53)	$(0.66)
Includes the following stock-based compensation expense:
Cost of revenues	$112	$140	$181	$188	$621
Selling, general and administrative	923	1,126	1,437	1,433	4,919
Research and development	208	217	359	367	1,151

	Quarter Ended
					Year ended
2006	March 31	June 30	September 30	December 31	December 31

Revenue	$19,872	$25,863	$27,782	$29,531	$103,048
Gross profit	11,652	14,395	17,222	18,064	61,333
Operating income (loss)	(5,320)	(2,312)	707	604	(6,321)
Net income (loss)	(6,374)	(4,163)	501	1,433	(8,603)
Net income (loss) per share:
Basic	$(0.93)	$(0.41)	$0.02	$0.04	$(0.41)
Diluted	$(0.93)	$(0.41)	$0.01	$0.04	$(0.41)
Includes the following stock-based compensation expense:
Cost of revenues	$68	$68	$103	$109	$348
Selling, general and administrative	506	601	573	558	2,238
Research and development	115	127	133	234	609

(1)	During the fourth quarter of 2007, we recorded a $26.2 million write-off of in-process research and development that was purchased as part of the December 18, 2007 acquisition of CardioSpectra.
15. Related Parties
Medtronic, Inc. and Its Affiliates
Medtronic was an investor in our Series B Preferred Stock. In connection with our initial public offering in June 2006, their investment in our preferred stock automatically converted into shares of our common stock.

We have collaborations with Medtronic, Inc. and certain of its affiliates (collectively, Medtronic). In July 2003, we entered into agreements with Medtronic which provided Medtronic with a license to manufacture and market certain products incorporating our IVUS technology, technical guidance to develop products covered by the license and certain supply rights related to the products covered by the license. We were paid a $2,500,000 license fee by Medtronic in exchange for the fully paid, royalty-free, perpetual, irrevocable, worldwide license. The license fee has been deferred and is being recognized as revenue over the estimated 10-year term of the agreement. The amount recorded in revenues totaled $250,000 during each of the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, the amount deferred was $1,375,000, of which $250,000 was reflected in the current portion of deferred revenues. In addition, we recorded revenues related to the sale of a component of our IVUS catheter totaling $606,000, $904,000 and $652,000 to Medtronic during the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006, there was $55,000 and $5,000 due from Medtronic, respectively. The 2003 agreements with Medtronic also included an option to distribute agreement relating to certain other of our IVUS products not covered by the license described above. This option to distribute agreement provided Medtronic with the right to negotiate a new agreement for Medtronic to distribute certain of our IVUS products on terms to be mutually agreed upon by the parties upon the expiration, in June 2007, of our existing distribution agreement with Fukuda Denshi. The option to distribute agreement also provided that the terms of a new distribution agreement to be negotiated by us and Medtronic would be substantially similar to the terms of the existing distribution agreement with Fukuda. Under the option to distribute agreement, we were granted the right to terminate the agreement in the event that prior to December 31, 2006, we first consummated an initial public offering of shares of our common stock or sold all or substantially all of our assets, and then paid Medtronic a $2,000,000 termination fee.
In January 2006, we and Medtronic entered into a termination agreement to terminate the option to distribute. We elected to terminate the option to distribute agreement because we believed we would gain greater flexibility in developing our product sales strategy in Japan if we did not have to consider the impact of Medtronic exercising the option to distribute or factor in the uncertainty of whether Medtronic would in fact exercise the option. In accordance with the termination agreement and in consideration of Medtronic agreeing to waive its right to the termination fee, we agreed to transfer to Medtronic an agreed amount of our inventory with a carrying value of approximately $315,000. In the year ended December 31, 2006, $315,000 was recorded in selling, general and administrative expense in the statement of operations in conjunction with the execution of this new agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2007, such disclosure controls and procedures were effective.
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
Limitations on the Effectiveness of Controls
Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:
(1)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company,

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessments and those criteria, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2007.
Attestation Report of the Registered Public Accounting Firm
Ernst & Young LLP, our independent registered public accounting firm that has audited our financial statements included herein, has issued an attestation report on our internal control over financial reporting, which report is included under Item 8 of this Annual Report on Form 10-K.
Item 9B. Other Information
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to the definitive proxy statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2007 fiscal year (the “2008 Proxy Statement”).
We have adopted the Volcano Corporation Code of Business Conduct and Ethics, a code of ethics that applies to all of our officers, directors, employees and consultants, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics is available on the Company’s website at www.volcanocorp.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website, or as otherwise required by applicable law, rules or regulations.
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our 2008 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our 2008 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our 2008 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our 2008 Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
     (a) Index of Financial Statements:
(1)	The financial statements required by Item 15(a) are filed in Item 8 of this Annual Report on Form 10-K.

(2)	Schedules required by Item 15(a) are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

(b) Index of Exhibits:

Exhibit
Number	Description
2.1	Asset Purchase Agreement dated July 10, 2003 by and among Jomed Inc., Jomed N.V., Jomed GmbH, Jomed Benelux S.A. and the Registrant (filed as Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

2.2†	Asset Transfer Agreement, by and between Pacific Rim Medical Ventures Corp and Koninklijke Philips Electronics N.V., dated July 3, 2003 (filed as Exhibit 2.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

2.3	Agreement and Plan of Merger, dated December 7, 2007, by and among the Registrant, Corazon Acquisition, Inc., CardioSpectra, Inc. and Christopher E. Banas and Paul Castella, as the Shareholders’ Representatives (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A (File No. 000-52045), as originally filed on March 4, 2008, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

4.3	Fourth Amended and Restated Investor Rights Agreement, dated February 18, 2005, by and among the Registrant and certain stockholders (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.4	Warrant to purchase shares of Series B Preferred Stock issued by the Registrant to Venture Lending & Leasing IV, LLC, dated September 30, 2004 (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.5	Warrant to purchase shares of common stock issued by the Registrant to Silicon Valley Bank, dated July 18, 2003 (filed as Exhibit 4.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.6	Warrant to purchase shares of Series B Preferred Stock issued by the Registrant to Silicon Valley Bank, dated July 18, 2004 (filed as Exhibit 4.9 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.7	Rights Agreement, by and between the Registrant and American Stock Transfer & Trust Company, dated June 20, 2006 (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

10.1*	Form of Indemnification Agreement for directors, Chief Executive Officer and Chief Financial Officer (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.2*	2000 Long Term Incentive Plan and forms of Stock Option Agreements thereunder (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 5, 2006, and incorporated herein by reference).

10.3*	2005 Equity Compensation Plan and forms of Stock Option Agreements and Stock Grant Agreement thereunder (2005 Equity Compensation Plan filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 5, 2006, and incorporated herein by reference).

Exhibit
Number	Description
10.3a*	2005 Equity Compensation Plan Form of Grantee Restriction Agreement (filed as Exhibit 10.3a to the Registrant’s Annual Report on Form 10-K, as amended (File No. 000-52045), as originally filed on March 23, 2007, as amended, and incorporated herein by reference).

10.3b*	2005 Equity Compensation Plan Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on March 4, 2008, and incorporated herein by reference).

10.4†	License Agreement by and between the Registrant and The Cleveland Clinic Foundation, dated April 30, 2002 (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.5*	Amended and Restated Employment Agreement by and between the Registrant and R. Scott Huennekens, dated February 28, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on March 4, 2008, and incorporated herein by reference).

10.6*	Amended and Restated Employment Agreement by and between the Registrant and John T. Dahldorf, dated February 28, 2008 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on March 4, 2008, and incorporated herein by reference).

10.7	Standard Multi-Tenant Office Lease—Gross, as amended, by and between Ethan Conrad and the Registrant, dated June 13, 2005 (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.8	Net Lease Agreement, as amended, by and among the Registrant, Panattoni-Catlin Venture XXVI and Endosonics Corporation, dated January 10, 1996 (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.9	Standard Industrial/ Commercial Multi-Tenant Lease, as amended, by and between 1325 “J” Street L.P. and Jomed Incorporated, dated January 16, 2001 (filed as Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 5, 2006, and incorporated herein by reference).

10.10†	Supply Agreement by and between the Registrant and AVE Galway Limited, dated July 21, 2003 (filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.11	License Agreement by and between the Registrant and AVE Galway Limited, dated July 21, 2003 (filed as Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.12†	International Distributor Agreement by and between Cardiometrics, Inc., Goodman Company, Ltd. and Kaneko Enterprises, Inc., entered September 17, 1994 (filed as Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.13†	Exclusive Distribution Agreement, as amended, by and between Goodman Company, Ltd. and the Registrant, dated September 27, 2004 (filed as Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.14†	Supply and Distribution Agreement between General Electric Medical Systems Scs and the Registrant, dated March 16, 2006 (filed as Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.15†	Amended and Restated Japanese Distribution Agreement by and among the Registrant, Volcano Japan Co., Ltd. and Fukuda Denshi Co., Ltd., dated March 17, 2006 (filed as Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.16*	Managing Director Agreement by and between Volcano Europe NV and Michel Lussier, dated March 20, 2006 (filed as Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

Exhibit
Number	Description
10.17†	Termination of Option to Distribute Agreement by and between Medtronic Vascular, Inc. and the Registrant, dated January 27, 2006 (filed as Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

10.18†	Software Development and License Agreement by and between Paieon, Inc. and the Registrant dated May 10, 2006 (filed as Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

10.19*	Director Compensation Policy, as revised on August 27, 2007 (filed as Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on November 13, 2007, and incorporated herein by reference).

10.20*	2007 Commission Plan between the Registrant and Jorge Quinoy.

10.21*	Named Executive Officer Cash Compensation Arrangements.

12.1	Ratio of earnings to fixed charges

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See signature pages hereto).

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

*	Management contract or compensatory plan or arrangement.

**	The certifications attached as Exhibits 32.1 and 32.2 accompany this annual report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March 2008.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ R. Scott Huennekens R. Scott Huennekens	President and Chief Executive Officer and Director (principal executive officer)	March 14, 2008

/s/ John T. Dahldorf John T. Dahldorf	Chief Financial Officer (principal financial officer and principal accounting officer)	March 14, 2008

/s/ Olav B. Bergheim Olav B. Bergheim	Director	March 14, 2008

/s/ Connie R. Curran, RN, Ed.D. Connie R. Curran, RN, Ed.D.	Director	March 14, 2008

/s/ Kieran T. Gallahue Kieran T. Gallahue	Director	March 14, 2008

/s/ Lesley H. Howe Lesley H. Howe	Director	March 14, 2008

/s/ Alexis V. Lukianov Alexis V. Lukianov	Director	March 14, 2008

/s/ Ronald A. Matricaria Ronald A. Matricaria	Director	March 14, 2008

/s/ John Onopchenko John Onopchenko	Director	March 14, 2008

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Asset Purchase Agreement dated July 10, 2003 by and among Jomed Inc., Jomed N.V., Jomed GmbH, Jomed Benelux S.A. and the Registrant (filed as Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

2.2†	Asset Transfer Agreement, by and between Pacific Rim Medical Ventures Corp and Koninklijke Philips Electronics N.V., dated July 3, 2003 (filed as Exhibit 2.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

2.3	Agreement and Plan of Merger, dated December 7, 2007, by and among the Registrant, Corazon Acquisition, Inc., CardioSpectra, Inc. and Christopher E. Banas and Paul Castella, as the Shareholders’ Representatives (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A (File No. 000-52045), as originally filed on March 4, 2008, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

4.3	Fourth Amended and Restated Investor Rights Agreement, dated February 18, 2005, by and among the Registrant and certain stockholders (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.4	Warrant to purchase shares of Series B Preferred Stock issued by the Registrant to Venture Lending & Leasing IV, LLC, dated September 30, 2004 (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678) as originally filed on March 24, 2006, and incorporated herein by reference).

4.5	Warrant to purchase shares of common stock issued by the Registrant to Silicon Valley Bank, dated July 18, 2003 (filed as Exhibit 4.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.6	Warrant to purchase shares of Series B Preferred Stock issued by the Registrant to Silicon Valley Bank, dated July 18, 2004 (filed as Exhibit 4.9 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.7	Rights Agreement, by and between the Registrant and American Stock Transfer & Trust Company, dated June 20, 2006 (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

10.1*	Form of Indemnification Agreement for directors, Chief Executive Officer and Chief Financial Officer (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.2*	2000 Long Term Incentive Plan and forms of Stock Option Agreements thereunder (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 5, 2006, and incorporated herein by reference).

10.3*	2005 Equity Compensation Plan and forms of Stock Option Agreements and Stock Grant Agreement thereunder (2005 Equity Compensation Plan filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 5, 2006, and incorporated herein by reference).

Exhibit
Number	Description
10.3a*	2005 Equity Compensation Plan Form of Grantee Restriction Agreement (filed as Exhibit 10.3a to the Registrant’s Annual Report on Form 10-K, as amended (File No. 000-52045), as originally filed on March 23, 2007, as amended, and incorporated herein by reference).

10.3b*	2005 Equity Compensation Plan Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on March 4, 2008, and incorporated herein by reference).

10.4†	License Agreement by and between the Registrant and The Cleveland Clinic Foundation, dated April 30, 2002 (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.5*	Amended and Restated Employment Agreement by and between the Registrant and R. Scott Huennekens, dated February 28, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on March 4, 2008, and incorporated herein by reference).

10.6*	Amended and Restated Employment Agreement by and between the Registrant and John T. Dahldorf, dated February 28, 2008 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on March 4, 2008, and incorporated herein by reference).

10.7	Standard Multi-Tenant Office Lease—Gross, as amended, by and between Ethan Conrad and the Registrant, dated June 13, 2005 (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.8	Net Lease Agreement, as amended, by and among the Registrant, Panattoni-Catlin Venture XXVI and Endosonics Corporation, dated January 10, 1996 (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.9	Standard Industrial/ Commercial Multi-Tenant Lease, as amended, by and between 1325 “J” Street L.P. and Jomed Incorporated, dated January 16, 2001 (filed as Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 5, 2006, and incorporated herein by reference).

10.10†	Supply Agreement by and between the Registrant and AVE Galway Limited, dated July 21, 2003 (filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.11	License Agreement by and between the Registrant and AVE Galway Limited, dated July 21, 2003 (filed as Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.12†	International Distributor Agreement by and between Cardiometrics, Inc., Goodman Company, Ltd. and Kaneko Enterprises, Inc., entered September 17, 1994 (filed as Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.13†	Exclusive Distribution Agreement, as amended, by and between Goodman Company, Ltd. and the Registrant, dated September 27, 2004 (filed as Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.14†	Supply and Distribution Agreement between General Electric Medical Systems Scs and the Registrant, dated March 16, 2006 (filed as Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.15†	Amended and Restated Japanese Distribution Agreement by and among the Registrant, Volcano Japan Co., Ltd. and Fukuda Denshi Co., Ltd., dated March 17, 2006 (filed as Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.16*	Managing Director Agreement by and between Volcano Europe NV and Michel Lussier, dated March 20, 2006 (filed as Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

Exhibit
Number	Description
10.17†	Termination of Option to Distribute Agreement by and between Medtronic Vascular, Inc. and the Registrant, dated January 27, 2006 (filed as Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

10.18†	Software Development and License Agreement by and between Paieon, Inc. and the Registrant dated May 10, 2006 (filed as Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

10.19*	Director Compensation Policy, as revised on August 27, 2007 (filed as Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on November 13, 2007, and incorporated herein by reference).

10.20*	2007 Commission Plan between the Registrant and Jorge Quinoy.

10.21*	Named Executive Officer Cash Compensation Arrangements.

12.1	Ratio of earnings to fixed charges

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See signature pages hereto).

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

*	Management contract or compensatory plan or arrangement.

**	The certifications attached as Exhibits 32.1 and 32.2 accompany this annual report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.