Form 10-Q
period 2008-03-31
Volcano CORP
filed 2008-05-08
CIK 1354217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-52045
Volcano Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0928885 (I.R.S. Employer Identification Number)

11455 El Camino Real, Suite 460 San Diego, CA (Address of principal executive offices)	92130 (Zip Code)
(800) 228-4728
(Registrant’s telephone number, including area code)
2870 Kilgore Road, Rancho Cordova, CA 95670
(Former name, former address and former fiscal year, if changed since last report)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class Common stock, $0.001 par value	Outstanding as of May 6, 2008 47,192,769

VOLCANO CORPORATION
Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
VOLCANO CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$132,572	$122,913
Short-term available-for-sale investments	55,539	66,205
Accounts receivable, net	25,293	27,976
Inventories	22,399	21,243
Prepaid expenses and other current assets	3,979	3,997

Total current assets	239,782	242,334
Restricted cash	376	365
Property and equipment, net	14,814	13,692
Intangible assets, net	8,641	9,385
Other non-current assets	804	798

	$264,417	$266,574

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,051	$11,077
Accrued compensation	8,250	9,083
Accrued expenses and other current liabilities	6,326	6,600
Deferred revenues	5,796	5,360
Current maturities of long-term debt	58	120

Total current liabilities	30,481	32,240
Long-term debt	78	78
Deferred license fee	1,063	1,125
Other	181	194

Total liabilities	31,803	33,637

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, par value of $0.001; 250,000 shares authorized; 47,122 and 46,957 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	47	47
Additional paid-in capital	327,809	324,746
Accumulated other comprehensive loss	(2,318)	(1,258)
Accumulated deficit	(92,924)	(90,598)

Total stockholders’ equity	232,614	232,937

	$264,417	$266,574

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenues	$36,647	$29,579
Cost of revenues	13,629	10,865

Gross profit	23,018	18,714

Operating expenses:
Selling, general and administrative	22,059	12,584
Research and development	5,637	4,688
In-process research and development	175	—
Amortization of intangibles	773	786

Total operating expenses	28,644	18,058

Operating income (loss)	(5,626)	656

Interest income	1,833	1,195
Interest expense	(4)	(89)
Exchange rate gain	1,679	122

Income (loss) before provision for income taxes	(2,118)	1,884

Provision for income taxes	208	210

Net income (loss)	$(2,326)	$1,674

Net income (loss) per share
Basic	$(0.05)	$0.04

Diluted	$(0.05)	$0.04

Weighted-average shares outstanding
Basic	47,030	37,964

Diluted	47,030	41,685

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

				Accumulated
				Other		Total
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Loss	Deficit	Equity
Balance at December 31, 2007	46,957	$47	$324,746	$(1,258)	$(90,598)	$232,937
Issuance of common stock under stock option plans	73	—	231			231
Issuance of common stock under employee stock purchase plan	92	—	767			767
Employee stock-based compensation cost			2,026			2,026
Non-employee stock-based compensation cost			35			35
Vesting of previously exercised stock options			4			4
Comprehensive loss:
Net loss					(2,326)	(2,326)
Foreign currency translation adjustments				(1,033)		(1,033)
Net unrealized gains on investments				(27)		(27)

Total comprehensive loss						(3,386)

Balance at March 31, 2008	47,122	$47	$327,809	$(2,318)	$(92,924)	$232,614

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net income (loss)	$(2,326)	$1,674
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,220	1,814
Amortization of debt discount and deferred financing fees	—	42
Amortization of investment discount, net	(245)	(168)
Non-cash stock compensation expense	2,061	1,243
Gain on foreign exchange	(1,679)	(122)
Loss on disposal of long-lived assets	—	4
Changes in operating assets and liabilities:
Accounts receivable, net	3,139	(1,074)
Inventories	(1,019)	(1,672)
Prepaid expenses and other assets	99	(200)
Accounts payable	(1,402)	378
Accrued compensation	(899)	202
Accrued expenses and other liabilities	563	(762)
Deferred revenues	335	732

Net cash provided by operating activities	847	2,091

Investing activities
Purchase of short-term available-for-sale securities	(41,516)	(28,626)
Sale or maturity of available-for-sale securities	52,400	4,000
Capital expenditures	(2,074)	(1,368)
Cash paid for acquisitions	(975)	(28)
Cash paid for intangibles	(29)	—
Proceeds from sale of long-lived assets	8	—

Net cash provided by (used in) investing activities	7,814	(26,022)

Financing activities
Repayment of long-term debt	(80)	(174)
Proceeds from exercise of common stock options	231	803
Increase in net proceeds from public offering	—	4
Proceeds from issuance of stock under employee stock purchase plan	767	—

Net cash provided by financing activities	918	633

Effect of exchange rate changes on cash and cash equivalents	80	(55)
Net increase (decrease) in cash and cash equivalents	9,659	(23,353)
Cash and cash equivalents, beginning of period	122,913	77,738

Cash and cash equivalents, end of period	$132,572	$54,385

Supplemental disclosures
Cash paid for interest	$4	$42
Cash paid for income taxes	$78	$297
See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation and Nature of Operations
Volcano Corporation (“we”, “us”, “our” or the “company”) designs, develops, manufactures and commercializes a broad suite of intravascular ultrasound, or IVUS, and functional measurement, or FM, products that we believe enhance the diagnosis and treatment of vascular and structural heart disease. Our IVUS products consist of consoles, single-procedure disposable catheters and advanced functionality options and our FM products consist of pressure and flow consoles and single-procedure disposable pressure and flow guide wires. We are also developing a line of ultra-high resolution Optical Coherence Tomography, or OCT, systems and catheters.
We have prepared the accompanying financial information as of March 31, 2008 and for the three months ended March 31, 2008 and 2007, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2007.
In the opinion of management, the unaudited financial information as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Concentrations of Credit Risk
Goodman Company, Ltd., a distributor in Japan, accounted for 18.9% and 17.4% of our revenues in the three months ended March 31, 2008 and 2007, respectively, and 18.4% and 21.0% of our accounts receivable as of March 31, 2008 and December 31, 2007, respectively. No other single customer accounted for more than 10% of our revenues for any period presented and, as of March 31, 2008 and December 31, 2007, no other single customer accounted for more than 10% of our accounts receivable.
Stock-Based Compensation
We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified prospective method. We recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards. See “Note 6. Stockholders’ Equity” for additional information.
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

Accrued warranty liability is included in accrued expenses and other current liabilities in the consolidated balance sheets. The change in the accrued warranty liability for the three months ended March 31, 2008 and 2007 is summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Balance at beginning of period	$1,129	$706
Warranties issued	433	700
Settlements	(571)	(419)

Balance at end of period	$991	$987

Net Income (Loss) Per Share
Basic and diluted net income (loss) per share is presented in accordance with SFAS No. 128, Earnings per Share (SFAS 128). Basic net income (loss) per share is computed by dividing consolidated net income (loss) by the weighted-average number of common shares outstanding during the period. For the three months ended March 31, 2008, our potentially dilutive shares, which include outstanding common stock options, restricted stock units and warrants to purchase common stock, have not been included in the computation of diluted net loss per share, as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. Diluted net income per share for the three months ended March 31, 2007, is computed by dividing consolidated net income by the weighted-average number of diluted shares outstanding during the period.
The basic and diluted net income (loss) per share calculations for the three months ended March 31, 2008 and 2007 are as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2008	2007

Basic:
Net income (loss)	$(2,326)	$1,674
Weighted-average common shares outstanding:	47,030	37,964

Basic earnings (loss) per share	$(0.05)	$0.04

Diluted:
Net income (loss)	$(2,326)	$1,674
Weighted-average common shares outstanding — basic:	47,030	37,964
Dilutive effect of common stock options and warrants	—	3,721

Weighted-average common shares outstanding — diluted:	47,030	41,685

Diluted earnings (loss) per share	$(0.05)	$0.04

The following table sets forth potential shares of common stock, as of March 31, 2008, that are not included in the diluted net loss per share calculation because their effect would be anti-dilutive (in thousands):

March 31,
2008
Stock options outstanding	5,656
Restricted stock units	365
Warrants to purchase common stock	127

Recent Accounting Pronouncements
On December 4, 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS 141(R)). SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us begins with our 2009 fiscal year. SFAS 141(R) will only have an impact on our consolidated financial statements if we are involved in a business combination in fiscal year 2009 or later years.
On January 1, 2008, we adopted SFAS No.157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. The adoption of SFAS 157 did not have a material impact on our consolidated financial position or results of operations.
In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal periods beginning after November 15, 2008. Therefore, we have delayed application of SFAS 157 to our nonfinancial assets and nonfinancial liabilities, which include assets and liabilities acquired in connection with a business combination, goodwill and intangible assets. We are currently evaluating the impact of SFAS 157 for nonfinancial assets and liabilities on our consolidated financial position and results of operations.
We adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159) on January 1, 2008. SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. While SFAS 159 became effective for our 2008 fiscal year, we did not elect the fair value measurement option for any of our consolidated financial assets or liabilities.
On December 4, 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us begins with our 2009 fiscal year. We are currently evaluating the impact that SFAS 160 will have on our consolidated financial position and results of operations.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for us begins with our 2009 fiscal year, with early application encouraged. We are currently evaluating the impact that SFAS 161 will have on our consolidated financial position and results of operations.
In December 2007, the Emerging Issues Task Force (EITF) issued Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. EITF 07-1 also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. We are currently evaluating the impact that EITF 07-1 will have on our consolidated financial position and results of operations.
2. Acquisitions
CardioSpectra Acquisition
On December 18, 2007, we acquired CardioSpectra, Inc., a company founded in 2005 and based in San Antonio, Texas. Through CardioSpectra, we are developing innovative OCT technology, which is expected to complement our existing product offerings and further enhance our position as an imaging technology leader in the field of interventional medicine. In connection with this acquisition, we expensed $26.2 million of in-process research and development in fiscal year 2007 and an additional $175,000 during the quarter ended March 31, 2008.
3. Financial Statement Details
Cash, Cash Equivalents and Short-Term Available-for-Sale Investments
SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data, which requires that we develop our own assumptions. This hierarchy requires that we use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure our investments and marketable securities at fair value. Our cash and cash equivalents and short-term available-for-sale investments are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.
Short-term investments have been classified as available-for-sale investments. At March 31, 2008, cash, cash equivalents and short-term available-for-sale investments are detailed as follows (in thousands):

			Unrealized	Unrealized
			Losses	Losses
		Unrealized	Less Than	12 Months or	Estimated Fair
	Cost	Gains	12 Months	Longer	Value
Non interest bearing cash	$5,197	$—	$—	$—	$5,197
Money market funds	102,453	—	—	—	102,453
U.S. corporate securities	80,433	72	(44)	—	80,461

Total	$188,083	$72	$(44)	$—	$188,111

We invest our excess funds in short-term securities issued by corporations, banks, municipalities and financial holding companies and in money market funds comprised of these same types of securities. Our cash, cash equivalents and short-term available-for-sale investments are placed with high credit quality financial institutions. Additionally, we diversify our investment portfolio in order to maintain safety and liquidity. As of March 31, 2008, all of our investments mature within one year. These investments are recorded at their estimated fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss.
Inventories
Inventories consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Finished goods.	$7,299	$7,010
Work-in-process	5,874	5,337
Raw materials	9,226	8,896

Total	$22,399	$21,243

4. Intangible Assets
Intangible assets consist of developed technology, customer relationships, licenses, and patents and trademarks, which are amortized using the straight-line method over periods ranging from three to ten years, representing the estimated useful lives of the assets. During the three months ended March 31, 2008, we recorded intangible asset additions of $29,000 related to internally developed patents and trademarks.
Intangible assets subject to amortization, by major class, consist of the following (in thousands):

	March 31, 2008
				Weighted-
		Accumulated		Average Life
	Cost	Amortization	Net	(in years)
Developed technology	$12,470	$9,112	$3,358	6.5
Licenses	7,034	3,604	3,430	9.8
Customer relationships	1,674	1,223	451	8.5
Assembled workforce	274	17	257	4.0
Patents and trademarks	1,630	485	1,145	9.5

Total	$23,082	$14,441	$8,641	7.5

At March 31, 2008, future amortization expense associated with our intangible assets is expected to be as follows (in thousands):

2008 (nine months)	$2,321
2009	3,096
2010	920
2011	919
2012	852
Thereafter	533

Total	$8,641

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
Purchase Commitments
We have obligations under non-cancelable purchase commitments, primarily for production materials. As of March 31, 2008, the future minimum payments under these non-cancelable purchase commitments totaled $8.8 million, the majority of which require payment prior to June 30, 2008.
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
Warrants
As of March 31, 2008, there is a warrant outstanding to purchase 127,400 shares of our common stock at a price of $3.30 per share. The warrant is immediately exercisable by the holder and expires on September 30, 2011.
Employee Stock Purchase Plan
On June 7, 2007, our stockholders approved the adoption of our 2007 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan provides eligible employees the opportunity to purchase shares of Volcano Corporation common stock at the lower of up to 85% of the fair market value on the first or last day of the applicable offering period, by having withheld from their salary an amount up to 15% of their compensation, without paying brokerage fees or commissions on purchases. Our Purchase Plan is deemed to be compensatory, and therefore, Purchase Plan expense under SFAS 123(R) has been included in our consolidated statements of operations for the three months ended March 31, 2008. Volcano Corporation pays for the program’s administrative expenses. No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year, nor may purchase more than 750 shares in any six-month purchase period.
Beginning in 2008, common stock reserved for issuance under the Purchase Plan automatically increases by the lower of 1 1/2% of our outstanding common stock or 600,000 shares on the first day of January of each year. As a result, on January 1, 2008, the number of shares of common stock reserved for issuance under the Purchase Plan increased by 600,000 shares to 1,100,000 shares.
The fair value of each purchase option under the Purchase Plan is estimated at the beginning of each 6-month purchase period using the Black-Scholes option-pricing model utilizing the following assumptions:

	Offering Period Beginning
	March 3,	September 3,
	2008	2007
Risk-free interest rate	1.8%	4.2%
Expected life (years)	.50	.49
Estimated volatility	53.0%	49.0%
Expected dividends	None	None
Fair value of purchase right	$3.64	$4.70
The computation of the expected volatility assumption used in the Black-Scholes pricing model for purchase rights is based on the trading history of our common stock. The expected life assumption is based on the six-month term of each offering period. The risk-free interest rate is based on the yield of United States Treasury notes in effect at the time of grant. Since we have not declared any dividends in the past, we use a zero value for the expected dividend value factor.

Stock-Based Compensation
As of March 31, 2008, we have granted options under the 2005 Equity Compensation Plan (the “2005 Plan”) and the 2000 Long Term Incentive Plan (the “2000 Plan”) under which a maximum aggregate number of 11,662,558 shares of our common stock may be issued or transferred to our employees, non-employee directors and consultants. Effective October 2005, all options and awards will be granted under the 2005 Plan. Options previously granted under the 2000 Plan that are cancelled or expire will increase the shares available for grant under the 2005 Plan.
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
The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2008	2007
Risk-free interest rate	3.3%	4.9%
Expected life (years)	5.20	4.52
Estimated volatility	47.4%	54.0%
Expected dividends	None	None
The computation of the expected volatility assumption used in the Black-Scholes pricing model for stock options is based on trading history of our common stock and implied volatility of the common stock of comparable medical device companies. The expected life assumption is based on the average exercise date. The risk-free interest rate is based on the yield of United States Treasury notes in effect at the time of grant. Since we have not declared any dividends in the past, we use a zero value for the expected dividend value factor.
During the three months ended March 31, 2008, 365,281 restricted stock units (RSU’s) were granted under the 2005 Plan. The time-vested restricted stock units entitle the holder to shares of common stock as the awards vest equally over a four-year period. The grant-date fair value of RSU’s granted during the three months ended March 31, 2008 was $12.96 per RSU.
The following table sets forth stock-based compensation expense included in our consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Cost of revenues	$191	$112
Selling, general and administrative	1,501	923
Research and development	369	208
Included in the table above is $35,000 and $95,000 of stock-based compensation expense related to non-employees in the three months ended March 31, 2008 and 2007, respectively. In addition, $81,000 of stock-based compensation expense related to the Purchase Plan was recorded in the three months ended March 31, 2008. As of March 31, 2008 and December 31, 2007, there was $255,000 and $256,000, respectively, of total stock-based compensation cost capitalized in inventory.

A summary of the status of our non-vested shares as of March 31, 2008 and changes during the three months ended March 31, 2008 is as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Non-vested shares at December 31, 2007	2,499,632	$7.48
Grants of options	452,438	$5.58
Vesting of options	(263,879)	$5.95
Forfeitures or expirations of options	(41,742)	$7.87

Non-vested shares at March 31, 2008	2,646,449	$7.30

Option activity for the three months ended March 31, 2008 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Life	intrinsic value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2007	5,337,358	$8.90
Grants of options	452,438	$12.71
Exercises	(91,958)	$2.52
Forfeitures or expirations	(41,742)	$15.24

Outstanding and exercisable at March 31, 2008	5,656,096	$9.26	6.1	$30,828

Vested and expected to vest as of March 31, 2008	5,504,225	$9.13	6.1	$30,613

As required by SFAS No. 123(R), we made an estimate of expected forfeitures and we are recognizing compensation cost only for those equity awards expected to vest.
The total intrinsic value of stock options exercised during the three months ended March 31, 2008 was $896,000, which represents the difference between the exercise price of the option and the estimated fair value of our common stock on the dates exercised. As of March 31, 2008, there was $19.0 million, $4.2 million and $303,000 of total unrecognized compensation cost for stock options, RSU’s and the Purchase Plan, respectively, which is expected to be recognized over a weighted-average term of 2.9 years, 3.9 years and 0.2 years, respectively.
At March 31, 2008, the following shares were available for issuance under our equity compensation and employee stock purchase plans and for outstanding warrants:

Shares
2005 Equity Compensation Plan	3,205,669
2007 Employee Stock Purchase Plan	1,026,429
Common stock warrants	127,400

Total	4,359,498

7. Segment and Geographic Information
Our chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, we consider ourselves to be a single reporting segment, specifically the manufacture, sale, discovery, development and commercialization of products for the diagnosis of atherosclerosis in the coronary arteries and peripheral vascular system. We do not assess the performance of our geographic regions on other measures of income or expense, such as depreciation and amortization, operating income or net income. In addition, our assets are primarily located in the United States and are not allocated to any specific region. We do not produce reports for, or measure the performance of, our geographic regions on any asset-based metrics. Therefore, geographic information is presented only for revenues.

Revenues for the three months ended March 31, 2008 and 2007 based on geographic location are summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Revenues:
United States	$18,228	$15,227
Japan	10,089	7,651
Europe, the Middle East and Africa	6,861	5,309
Rest of world	1,469	1,392

Total	$36,647	$29,579

8. Income Taxes
We accrue interest and penalties on underpayment of income taxes related to unrecognized tax benefits as a component of income tax expense in our consolidated statements of operations. No amounts were recognized for interest and penalties upon adoption of Financial Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes” or during the three months ended March 31, 2008 and 2007.
We are subject to taxation in the U.S. and various state and foreign jurisdictions. We record liabilities for income tax contingencies based on our best estimate of the underlying exposures. We have not been audited by any jurisdiction since our inception in 2000. We are open for audit by the U.S. Internal Revenue Service and state tax jurisdictions from our inception in 2000 to 2007. We are open for audit by Belgium and various European tax jurisdictions from the inception of Volcano Europe S.A./N.V. in 2003 to 2007. We are open for audit by Japan tax jurisdictions since the inception of Volcano Japan Co. Ltd. in 2004.
For the three months ended March 31, 2008 and 2007, we recorded a provision for income taxes of approximately $208,000 and $210,000, respectively. The provision for income taxes consisted primarily of foreign income taxes, domestic state taxes and federal alternative minimum tax.

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
Overview
We design, manufacture and commercialize a broad suite of intravascular ultrasound, or IVUS, and functional measurement, or FM, products that we believe enhance the diagnosis and treatment of vascular and structural heart disease. Our products seek to deliver all of the benefits associated with conventional IVUS and FM devices, while providing enhanced functionality and proprietary features that address the limitations associated with conventional forms of these technologies. As a result, we believe that our IVUS and FM products have the potential to become the standard of care to address the needs of patients, hospitals, physicians and third-party payors on a cost-effective basis. We are also developing a line of ultra-high resolution Optical Coherence Tomography, or OCT, systems and catheters.
We have corporate infrastructure in the United States, Europe and Japan, direct sales capabilities in the United States and a combination of direct sales and distribution relationships in international markets, including Japan, Europe, the Middle East, Africa, Canada, Asia Pacific and Latin America. Our corporate office is located in San Diego, California. Our worldwide manufacturing and research and development operations are located in Rancho Cordova, California. We also have additional research and development facilities in Cleveland, Ohio and San Antonio, Texas. We have sales offices in Alpharetta, Georgia and Tokyo, Japan, sales and distribution offices in Zaventem, Belgium and a third-party distribution facility in Chiba, Japan.
We have focused on building our U.S. and international sales and marketing infrastructure to market our products to physicians and technicians who perform percutaneous interventional procedures in hospitals and to other personnel who make purchasing decisions on behalf of hospitals. As of March 31, 2008, we had approximately 660 worldwide employees, including approximately 280 manufacturing employees, 175 sales and marketing employees and approximately 90 research and development employees. Included in the 175 sales and marketing employees are 23 marketing employees, 122 sales and sales support employees in the United States, 19 sales and sales support employees in Europe, nine sales and sales support employees in Japan and two direct sales representatives responsible for Asia.
On December 18, 2007, we acquired CardioSpectra, Inc., a company founded in 2005 and based in San Antonio, Texas. Through CardioSpectra, we are developing innovative OCT technology, which is expected to complement our existing product offerings and further enhance our position as an imaging technology leader in the field of interventional medicine. In connection with this acquisition, we wrote off $26.2 million of in-process research and development expense in fiscal year 2007 and an additional $175,000 during the quarter ended March 31, 2008.
In the three months ended March 31, 2008 and 2007, 18.8% and 18.2%, respectively, of our revenues and 15.0% and 14.1%, respectively, of our operating expenses were denominated in foreign currencies, primarily the Euro and the Yen. As a result, we are subject to risks related to fluctuations in foreign currency exchange rates, which could affect our operating results in the future.
Our IVUS products are comprised of consoles, single-procedure disposable catheters and advanced functionality options. Our IVUS product line includes ultrasound consoles that can be integrated directly into virtually any modern cath lab. Our family of consoles offers unique features, including both single-use phased array and rotational IVUS imaging catheters, and advanced functionality options, such as VH™ tissue characterization and ChromaFlo®. We also provide FM consoles and single-use pressure and flow guide wires and we are developing a line of OCT systems and catheters. Our single-procedure disposable IVUS catheters only operate and interface with our family of IVUS consoles. We believe we are the only company worldwide that offers both phased array and rotational catheters.

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
As of March 31, 2008, we had a worldwide installed base of over 2,500 IVUS consoles and over 800 FM consoles. We intend to grow and leverage this installed base to drive recurring sales of our single-procedure disposable catheters and guide wires. In the three months ended March 31, 2008, the sale of our single-procedure disposable catheters and guide wires accounted for $28.6 million, or 78.1% of our revenues, a $6.0 million, or 26.8%, increase from the three months ended March 31, 2007, in which the sale of our single-procedure disposable catheters and guide wires accounted for $22.6 million, or 76.4% of our revenues.
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
Over the past several months, we pursued an acquisition with an interventional therapy company that we believed could have been a very complementary opportunity. Given the other entity’s complex legal structure, global revenue base and lack of U.S. GAAP financial statements, the due diligence and deal-related costs were unusually high. However, we were not able to reach a final definitive agreement and, during the quarter ended March 31, 2008, we wrote off approximately $2.9 million in third-party expenses incurred during the due diligence process.
Financial Operations Overview
The following is a description of the primary components of our revenue and expenses.
Revenues. We derive our revenues primarily from the sale of our IVUS and FM consoles and single-procedure disposables. In the three months ended March 31, 2008, 86.2% of our revenues were derived from the sale of our IVUS consoles and IVUS single-procedure disposables, as compared with 85.0% in the three months ended March 31, 2007. In the three months ended March 31, 2008, 10.3% of our revenues were derived from the sale of our FM consoles and FM single-procedure disposables, as compared with 12.5% in the three months ended March 31, 2007. Other revenues consist primarily of sales of distributed products, spare parts sales, service and maintenance revenues, shipping and handling revenues and license fees.
Our sales in the U.S. are generated by our direct sales representatives and our products are shipped to hospitals throughout the U.S. from our facility in Rancho Cordova, California. Our international sales are generated by our direct sales representatives or through independent distributors and are shipped throughout the world from our facilities in Rancho Cordova, California, Zaventem, Belgium and Chiba, Japan.
We expect to continue to experience variability in our quarterly revenues from IVUS and FM consoles due in part to the timing of hospital capital equipment purchasing decisions. Further, we expect variability of our revenues based on the timing of our new product introductions, which may cause our customers to delay their purchasing decisions until the new products are commercially available. Alternatively, we may include in our arrangements with customers future deliverables, such as unspecified hardware upgrades or training, as an example. In these cases, we would be required to defer associated revenues from these customers until we have met our future deliverables obligation.
Cost of Revenues. Cost of revenues consists primarily of material costs for the products that we sell and other costs associated with our manufacturing process, such as personnel costs, rent and depreciation. In addition, cost of revenues includes depreciation of company-owned consoles, royalty expenses for licensed technologies included in our products, service costs, provisions for warranty, distribution, freight and packaging costs and stock-based compensation expense. We expect our gross margin to remain flat to slightly down over the next few quarters as we prepare for the release of our rotational product in the Japanese market. Thereafter, we expect our gross margin to improve if we are able to complete our ongoing efforts to streamline and improve our manufacturing processes and increase production volumes.
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
Interest Income. Interest income is comprised of interest income earned from our cash and cash equivalents and short-term available-for-sale investments. We expect our interest income to decrease to the extent short-term interest rates continue to decline.
Interest Expense. Interest expense is comprised primarily of interest expense on capital lease obligations, short-term debt and term loans.
Exchange Rate Gain. Exchange rate gain is comprised of foreign currency translation gains.
Provision for Income Taxes. Provision for income taxes is comprised of federal alternative minimum tax (AMT) and state, local and foreign income taxes. Due to uncertainty surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance and no current benefit has been recognized for the net operating loss and other deferred tax assets.

Results of Operations
The following table sets forth items derived from our consolidated statements of operations for the three months ended March 31, 2008 and 2007, presented in both absolute dollars (in thousands) and as a percentage of revenues:

	Three Months Ended March 31,
	2008		2007
Revenues	$36,647	100.0%	$29,579	100.0%
Cost of revenues	13,629	37.2	10,865	36.7

Gross profit	23,018	62.8	18,714	63.3

Operating expenses:
Selling, general and administrative	22,059	60.2	12,584	42.6
Research and development	5,637	15.4	4,688	15.8
In-process research and development	175	0.5	—	—
Amortization of intangibles	773	2.1	786	2.7

Total operating expenses	28,644	78.2	18,058	61.1

Operating income (loss)	(5,626)	(15.4)	656	2.2

Interest income	1,833	5.0	1,195	4.0
Interest expense	(4)	(0.0)	(89)	(0.3)
Exchange rate gain	1,679	4.6	122	0.4

Income (loss) before provision for income taxes	(2,118)	(5.8)	1,884	6.3

Provision for income taxes	208	0.5	210	0.6

Net income (loss)	$(2,326)	(6.3)	$1,674	5.7

The following table sets forth our revenues by geography expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Three Months Ended March 31,
			Percentage
	2008	2007	Change
Revenues[1]:
United States	$18,228	$15,227	19.7%
Japan	10,089	7,651	31.9
Europe, the Middle East and Africa	6,861	5,309	29.2
Rest of world	1,469	1,392	5.5

Total	$36,647	$29,579	23.9

1.	Revenues are attributed to countries based on the location of the customer, except for original equipment manufacturer revenues which are attributed to the geography of the equipment distributed.

The following table sets forth our revenues by product expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Three Months Ended March 31,
			Percentage
	2008	2007	Change
IVUS:
Consoles	$6,372	$5,823	9.4%
Single-procedure disposables	25,203	19,314	30.5
FM:
Consoles	343	409	(16.1)
Single-procedure disposables	3,434	3,277	4.8
Other	1,295	756	71.3

Total	$36,647	$29,579	23.9

Comparison of Three Months Ended March 31, 2008 and 2007
Revenues. Revenues increased $7.1 million, or 23.9%, to $36.6 million in the three months ended March 31, 2008, as compared to revenues of $29.6 million in the three months ended March 31, 2007. In the three months ended March 31, 2008, IVUS revenue increased $6.4 million, or 25.6%, as compared to the three months ended March 31, 2007. The $6.4 million increase in IVUS revenue is comprised of $5.9 million, or 30.5%, from higher sales volume of our single-procedure disposable IVUS products and a $549,000, or 9.4%, increase in sales of our IVUS consoles, as compared to the three months ended March 31, 2007. Other revenue increased $539,000, or 71.3%, due primarily to sales of distributed products, warranty and parts revenue. Increases in revenues were realized across all our key markets.
Cost of Revenues. Cost of revenues increased $2.8 million, or 25.4%, to $13.6 million, or 37.2% of revenues in the three months ended March 31, 2008, from $10.9 million, or 36.7% of revenues in the three months ended March 31, 2007. Gross margin was 62.8% of revenues in the three months ended March 31, 2008, down from 63.3% of revenues in the three months ended March 31, 2007. The increase in the cost of revenues was primarily due to higher sales volume. The decrease in the gross margin resulted from a decrease in the average selling price of certain IVUS consoles and higher distribution and royalty expenses. These factors were partially offset by an increase in the average selling price and a decrease in the production cost of certain IVUS catheters, as well as an increase in the average selling price for certain FM disposables.
Selling, General and Administrative. Selling, general and administrative expenses increased $9.5 million, or 75.3%, to $22.1 million, or 60.2% of revenues in the three months ended March 31, 2008, as compared to $12.6 million, or 42.6% of revenues in the three months ended March 31, 2007. The increase in the three months ended March 31, 2008 as compared with the three months ended March 31, 2007 was primarily due to increased sales and marketing headcount, increased promotional activities, the write-off of previously discussed acquisition-related expenses, increased infrastructure expenses and higher stock-based compensation expense. The increase in stock-based compensation expense was primarily due to an increase in stock option and RSU grants, as a result of an increase in headcount, and the implementation of our Employee Stock Purchase Plan.
Research and Development. Research and development expenses increased $949,000, or 20.2%, to $5.6 million, or 15.4% of revenues in the three months ended March 31, 2008, as compared to $4.7 million, or 15.8% of revenues in the three months ended March 31, 2007. The increase in research and development expenses in the three months ended March 31, 2008 was primarily due to higher payroll-related costs associated with increased headcount as a result of the December 2007 CardioSpectra acquisition and an increase in stock-based compensation expense.
Amortization of Intangibles. Amortization expense was relatively constant at $773,000, or 2.1% of revenues in the three months ended March 31, 2008, as compared to $786,000, or 2.7% of revenues in the three months ended March 31, 2007.
Interest Income. Interest income increased $638,000, or 53.4%, to $1.8 million in the three months ended March 31, 2008, as compared to $1.2 million in the three months ended March 31, 2007. The increase was primarily due to an increase in our cash, cash equivalents and short-term available-for-sale investments primarily as a result of our common stock offering on October 23, 2007 and an increase in the weighted-average interest rate on our investments.
Interest Expense. Interest expense decreased $85,000, or 95.5%, to $4,000 in the three months ended March 31, 2008, as compared to $89,000 in the three months ended March 31, 2007. The decrease was entirely due to a reduction in debt balances.

Exchange Rate Gain. Exchange rate gain for the three months ended March 31, 2008 was $1.7 million, as compared to $122,000 for the three months ended March 31, 2007. The increase in foreign exchange gain was due primarily to the marking-to-market of the Euro based receivables owed to Volcano Corporation from Volcano Europe.
Provision for Income Taxes. Provision for income taxes for the three months ended March 31, 2008 was $208,000, compared to a provision of $210,000 for the three months ended March 31, 2007. The provision for income taxes consisted primarily of foreign income taxes, domestic state taxes and federal alternative minimum tax.
Liquidity and Capital Resources
Sources of Liquidity
At March 31, 2008, our cash and cash equivalents and short-term available-for-sale investments totaled $188.1 million. We invest our excess funds in short-term securities issued by corporations, banks, municipalities and financial holding companies and in money market funds comprised of these same types of securities.
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
Cash Flows
Cash Flows from Operating Activities. Cash provided by operating activities of $847,000 for the three months ended March 31, 2008 reflected our net loss of $2.3 million, offset by adjustments for non-cash expenses, consisting primarily of $2.2 million of depreciation and amortization and $2.1 million of stock-based compensation expense. In addition, accounts payable decreased $1.4 million, inventories increased $1.0 million and accrued compensation decreased $899,000. These amounts were offset by a $3.1 million decrease in accounts receivable. The decrease in accounts payable and accrued compensation was primarily due to the timing of payments. The increase in inventory was primarily due to anticipated increased sales volume, while the decrease in accounts receivable was primarily due to a decrease in sales volume over the quarter ended December 31, 2007.
Cash Flows from Investing Activities. Cash provided by investing activities was $7.8 million in the three months ended March 31, 2008, which consisted primarily of $52.4 million from the sale or maturity of short-term available-for-sale investments, offset by $41.5 million used to purchase short-term available-for-sale securities, $2.1 million of capital expenditures, primarily for medical diagnostic equipment, and $975,000 of cash paid for accounting and legal fees related to the December 2007 CardioSpectra acquisition.
Cash Flows from Financing Activities. Cash provided by financing activities was $918,000 in the three months ended March 31, 2008, primarily from proceeds from the issuance of stock under our employee stock purchase plan of $767,000 and $231,000 from proceeds from the exercise of common stock options. These sources of cash were slightly offset by $80,000 from the repayment of long-term debt.
Future Liquidity Needs
Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our sales growth, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies and market and regulatory developments. As of March 31, 2008, we believe our current cash and cash equivalents and our short-term available-for-sale investments will be sufficient to fund working capital requirements, capital expenditures, debt service and operations for at least the next 12 months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.
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
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2007 and there have been no material changes during the three months ended March 31, 2008.
Off-Balance Sheet Arrangements
As of March 31, 2008, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
There have been no material changes to the contractual obligations during the period covered by this report, outside of the ordinary course of business, from those disclosed in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2007.

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
Our exposure to interest rate risk at March 31, 2008, is related to the investment of our excess cash into highly liquid, short-term financial investments. We invest in money market funds in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments. Due to the short-term nature of our investments, we have assessed that there is no material exposure to interest rate risk arising from them.
We are exposed to foreign currency risk related to our European operations, including Euro denominated intercompany receivables.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
This “Risk Factors” section provides updated information in certain areas from the “Risk Factors” set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2007 (the “Annual Report”). Set forth below are certain risk factors that have been expanded or updated from the Annual Report. The risks and uncertainties described in the Annual Report, as expanded or updated below do not constitute all the risk factors that pertain to our business but we do believe that they reflect the more important ones. Please review the Annual Report for a complete listing of “Risk Factors” that pertain to our business.
We have a limited operating history, have incurred significant operating losses since inception and cannot assure you that we will achieve profitability.
We were formed in January 2000 and until 2003 were a development stage company substantially devoted to the research and development of tools designed to diagnose vulnerable plaque. In July 2003, we acquired substantially all of the assets related to the intravenous ultrasound, or IVUS, and functional measurement, or FM, product lines from Jomed Inc., or the Jomed Acquisition, and commenced the manufacturing, sale and distribution of IVUS and FM products. We have yet to demonstrate that we have sufficient revenues to become a sustainable, profitable business. Even if we do achieve significant revenues, we expect our operating expenses will increase as we expand our business to meet anticipated growing demand for our products and as we devote resources to our sales, marketing and research and development activities. If we are unable to reduce our cost of revenues and our operating expenses, we may not achieve profitability. As of March 31, 2008, we had an accumulated deficit of $92.9 million. We expect to experience quarterly fluctuations in our revenues due to the timing of capital purchases by our customers and to a lesser degree the seasonality of disposable consumption by our customers and our expenses as we make future investments in research and development, selling and marketing and general and administrative activities that will cause us to experience variability in our reported earnings and losses in future periods. Failure to achieve and sustain profitability would negatively impact the market price of our common stock.
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

With respect to our IVUS products, our biggest competitor is Boston Scientific. We also compete in Japan with Terumo Corporation. Boston Scientific, Terumo and other potential competitors who are substantially larger than us and who may enjoy competitive advantages, including:
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
We have collaborations with Medtronic, Inc. and certain of its affiliates, or Medtronic, The Cleveland Clinic Foundation, General Electric Company, or GE, and Philips. In each collaboration, we combine our technology or core capabilities with that of the third party to either permit greater penetration into markets, as in the case of Medtronic, GE and Philips, or enhance the functionality of our current and planned products, as in the case of The Cleveland Clinic Foundation.
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
We are currently developing new products and product enhancements with respect to our IVUS, FM and OCT products. We may experience delays in any phase of product development and commercial launch, including during research and development, manufacturing, limited release testing, marketing and customer education efforts. Any delays in our product launches may significantly impede our ability to successfully compete in the IVUS, FM and OCT markets and may reduce our revenues.

We launched the rotational catheter product for our IVUS IVG in the United States and Europe in the third quarter of 2006. We are developing a rotational catheter product for each of our s5 consoles. We launched the rotational catheter product for our IVUS IVG consoles in Japan in the second half of 2007 and plan to launch the rotational catheter product for our s5 consoles in the United States and Europe in the first half of 2008 and in Japan in the second half of 2008. To reach this goal, we must complete various stages of development, and it may be necessary to delay expected product launches to allow us to finalize product development. We have also been working to improve the design and functionality of our FM ComboMap product. These significant improvements have been made and we are now in the process of upgrading the worldwide fleet of ComboMaps with these improvements. Any development delays resulting in a delayed launch may have a negative effect on our business, including lost or delayed revenue and decreased market acceptance.
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
Our success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures and technologies. Accordingly, we have and may in the future pursue the acquisition of complementary businesses, products or technologies instead of developing them ourselves. For example, we acquired CardioSpectra, Inc. in December 2007. We do not know if we will be able to identify or complete any other acquisitions, or whether we will be able to successfully integrate any acquired business, product or technology or retain key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. If we are unable to integrate any acquired businesses, products or technologies effectively, our business will suffer. In addition, any amortization or charges resulting from acquisitions could harm our operating results.
To market and sell our products, we depend on third-party distributors, and they may not be successful.
We currently depend on third-party distributors to sell our products. If these distributors are not successful in selling our products, we may be unable to increase or maintain our level of revenue. Over the long term, we intend to grow our business internationally, and to do so we will need to attract additional distributors to expand the territories in which we do not directly sell our products. Our distributors may not commit the necessary resources to market and sell our products. If current or future distributors do not perform adequately or if we are unable to locate distributors in particular geographic areas, we may not realize revenue growth internationally. A significant portion of our annual revenue is derived from sales to our Japanese distributors, primarily Fukuda Denshi Co., Ltd., or Fukuda Denshi, Goodman Company, Ltd., or Goodman, and Johnson & Johnson K.K., Medical Company, or Johnson & Johnson. In the three months ended March 31, 2008, we generated revenues of $10.1 million from sales to our Japanese distributors. Additionally, Fukuda Denshi has sub-distribution agreements with other parties who act as sub-distributors of our products. While these multi-level agreements allow us to access specific customers and markets, they create complex distribution arrangements and increase our reliance on our Japanese distributors. We entered into an agreement with Fukuda Denshi in March 2006 that extended our commercial relationship though September 2012. This agreement became effective upon the transfer of the related regulatory approvals held by Fukuda Denshi, which took place on June 1, 2006. We entered into a distribution agreement with Johnson & Johnson in December 2006. A significant change in our relationship with our distributors or in the relationships between our distributors may have a negative impact on our ability to sustain and grow our business in Japan.
In certain other international markets, we also use distributors. Other than Japan, no one market in which we use distributors represents a significant portion of our revenues but, in the aggregate, problems with these distribution arrangements could negatively affect our international sales strategy, our revenues and the market price of our stock. In addition, in the event that we experience any difficulties under our March 2006 agreement with GE for our s5i and s5i GE Innova IVUS, or in coordinating our efforts with GE, our revenue from the sale of our s5i and s5i GE Innova IVUS products will be adversely affected.
The risks inherent in our international operations may adversely impact our revenues, results of operations and financial condition.
We derive, and anticipate we will continue to derive, a significant portion of our revenues from operations in Japan and Europe. In the three months ended March 31, 2008, revenues to customers located in Japan were $10.1 million, representing 27.5% of our total revenue and revenues to customers located in Europe, the Middle East and Africa were $6.9 million, representing 18.7% of our total revenue. As we expand internationally, we will need to hire, train and retain qualified personnel for our direct sales efforts and retain distributors and train their personnel in countries where language, cultural or regulatory impediments may exist. We cannot ensure that distributors, physicians, regulators or other government agencies will accept our products, services and business practices. In addition, we purchase some components on the international market. The sale and shipment of our products and services across international borders, as well as the purchase of components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions, including:
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
Goodman, a distributor in Japan, currently distributes our FM products in Japan and is responsible for Japanese regulatory compliance in relation to these products, including obtaining and maintaining the applicable regulatory approvals and ensuring ongoing compliance with Japanese laws and regulations relating to importation and sale. We have neither the capability nor the authority to import or sell our FM products in Japan and are dependent on Goodman to do so. In the three months ended March 31, 2008 and 2007, sales of our FM products in Japan accounted for 5.9% and 19.2%, respectively, of our FM product revenues and 0.6% and 2.4%, respectively, of our total revenues. Our distribution relationship with Goodman is based on an agreement executed in 1994. By its terms, this agreement expired in 1999 unless extended by mutual written agreement. No formal amendment to the agreement has extended its terms. However, Goodman and we have continued to operate in accordance with its terms, including the adoption of new pricing exhibits, placement and fulfillment of orders, and payment of invoices, since we acquired certain FM assets in 2003. In July 2007, Goodman obtained regulatory approval relating to the importation and sale of our rotational catheter and certain related hardware in Japan. If Goodman fails to maintain regulatory compliance related to our FM and rotational products, we will be unable to sell these products in Japan. Furthermore, if Goodman successfully argues that it is under no obligation to distribute our products and ceases to distribute our products, we will no longer be able to sell these products in Japan.
We manufacture our IVUS catheters and have implemented a new manufacturing process, making us vulnerable to production and supply problems that could negatively impact our revenues.
Until recently, we had used customized equipment which is no longer produced or supported by a third party for the manufacture of the scanners located on our phased array catheters. This equipment was supported by the company that designed and manufactured it until 2002. That company ceased operations in 2002, because changes in manufacturing technology made the design and manufacture of similar equipment more mainstream and automated and made customized manufacturing equipment, such as ours, much less economical to build and support. If the equipment malfunctioned and we were unable to locate spare parts or hire qualified personnel to repair the equipment, we could have encountered delays in the manufacture of our catheters and may not have had sufficient inventory to meet our customers’ demands, which would have negatively impacted our revenues.
In response to this situation, we recently implemented a new automated system to replace the customized equipment, which is no longer produced or supported by a third party. While we believe the new automated system, located at a third party vendor, has demonstrated the ability to meet our anticipated volumes, the system will continue to be located at the vendor’s facility, which requires us to be dependent on them for the day-to-day control and protection of the system. If the new automated system does not perform as expected, if the vendor does not provide us with product as requested, or if the vendor does not allow us to have access to the system, we may encounter delays in the manufacture of our catheters and may not have sufficient inventory to meet our customers’ demands, which could negatively impact our revenues.
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
Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has or may have a malfunction that would likely cause or contribute to death or serious injury if the malfunction were to recur. All manufacturers placing medical devices on the market in the European Union are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the Competent Authority in whose jurisdiction the incident occurred. Were this to happen to us, the relevant Competent Authority would file an initial report, and there would then be a further inspection or assessment if there are particular issues. This would be carried out either by the Competent Authority or it could require that The British Standards Institution, as the Notified Body, carry out the inspection or assessment.
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
We are conservative in our investment policies and invest our excess cash primarily in corporate notes, money market funds and U.S. municipal debt securities. As of March 31, 2008, we have invested in money market funds and securities issued by banks and corporations. The interest paid on these types of investments and the value of certain securities may decline in the future as credit markets adjust to the mortgage crisis. While our investment portfolio has not yet been adversely impacted, if there is continued and expanded disruption in the credit markets, our investment portfolio could be adversely affected in the future.

Item 6. Exhibits

Exhibit
No.	Description of Exhibit
2.1	Asset Purchase Agreement dated July 10, 2003 by and among Jomed Inc., Jomed N.V., Jomed GmbH, Jomed Benelux S.A. and the Registrant (filed as Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

2.2†	Asset Transfer Agreement, by and between Pacific Rim Medical Ventures Corp and Koninklijke Philips Electronics N.V., dated July 3, 2003 (filed as Exhibit 2.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

2.3	Agreement and Plan of Merger, dated December 7, 2007, by and among the Registrant, Corazon Acquisition, Inc., CardioSpectra, Inc. and Christopher E. Banas and Paul Castella, as the Shareholders’ Representatives (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A (File No. 000-52045), as originally filed on March 4, 2008, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

4.3	Fourth Amended and Restated Investor Rights Agreement, dated February 18, 2005, by and among the Registrant and certain stockholders (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.4	Warrant to purchase shares of Series B Preferred Stock issued by the Registrant to Venture Lending & Leasing IV, LLC, dated September 30, 2004 (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678) as originally filed on March 24, 2006, and incorporated herein by reference).

4.5	Warrant to purchase shares of common stock issued by the Registrant to Silicon Valley Bank, dated July 18, 2003 (filed as Exhibit 4.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.6	Warrant to purchase shares of Series B Preferred Stock issued by the Registrant to Silicon Valley Bank, dated July 18, 2004 (filed as Exhibit 4.9 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.7	Rights Agreement, by and between the Registrant and American Stock Transfer & Trust Company, dated June 20, 2006 (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

10.1	Amended and Restated Employment Agreement by and between the Registrant and R. Scott Huennekens, dated February 28, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on March 4, 2008, and incorporated herein by reference).

10.2	Amended and Restated Employment Agreement by and between the Registrant and John T. Dahldorf, dated February 28, 2008 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on March 4, 2008, and incorporated herein by reference).

10.3	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Agreement under the Registrant’s 2005 Equity Compensation Plan, as amended (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on March 4, 2008, and incorporated herein by reference).

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ John T. Dahldorf John T. Dahldorf	Chief Financial Officer (principal financial officer, principal accounting officer and duly authorized officer)	May 8, 2008

Exhibit Index

Exhibit
No.	Description of Exhibit
2.1	Asset Purchase Agreement dated July 10, 2003 by and among Jomed Inc., Jomed N.V., Jomed GmbH, Jomed Benelux S.A. and the Registrant (filed as Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

2.2†	Asset Transfer Agreement, by and between Pacific Rim Medical Ventures Corp and Koninklijke Philips Electronics N.V., dated July 3, 2003 (filed as Exhibit 2.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

2.3	Agreement and Plan of Merger, dated December 7, 2007, by and among the Registrant, Corazon Acquisition, Inc., CardioSpectra, Inc. and Christopher E. Banas and Paul Castella, as the Shareholders’ Representatives (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A (File No. 000-52045), as originally filed on March 4, 2008, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

4.3	Fourth Amended and Restated Investor Rights Agreement, dated February 18, 2005, by and among the Registrant and certain stockholders (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.4	Warrant to purchase shares of Series B Preferred Stock issued by the Registrant to Venture Lending & Leasing IV, LLC, dated September 30, 2004 (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678) as originally filed on March 24, 2006, and incorporated herein by reference).

4.5	Warrant to purchase shares of common stock issued by the Registrant to Silicon Valley Bank, dated July 18, 2003 (filed as Exhibit 4.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.6	Warrant to purchase shares of Series B Preferred Stock issued by the Registrant to Silicon Valley Bank, dated July 18, 2004 (filed as Exhibit 4.9 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.7	Rights Agreement, by and between the Registrant and American Stock Transfer & Trust Company, dated June 20, 2006 (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

10.1	Amended and Restated Employment Agreement by and between the Registrant and R. Scott Huennekens, dated February 28, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on March 4, 2008, and incorporated herein by reference).

10.2	Amended and Restated Employment Agreement by and between the Registrant and John T. Dahldorf, dated February 28, 2008 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on March 4, 2008, and incorporated herein by reference).

10.3	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Agreement under the Registrant’s 2005 Equity Compensation Plan, as amended (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on March 4, 2008, and incorporated herein by reference).

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.