Form 10-Q
period 2008-06-30
Volcano Corp
filed 2008-08-07
CIK 1354217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-52045

Volcano Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0928885 (I.R.S. Employer Identification Number)
11455 El Camino Real, Suite 460 San Diego, CA	92130
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class Common stock, $0.001 par value	Outstanding as of August 5, 2008 47,313,041

VOLCANO CORPORATION

Quarterly Report on Form 10-Q for the quarter ended June 30, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VOLCANO CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$122,851	$122,913
Short-term available-for-sale investments	55,413	66,205
Accounts receivable, net	22,662	27,976
Inventories	23,459	21,243
Prepaid expenses and other current assets	4,014	3,997
Total current assets	228,399	242,334
Restricted cash	375	365
Property and equipment, net	16,493	13,692
Intangible assets, net	8,161	9,385
Other non-current assets	912	798
	$254,340	$266,574
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,567	$11,077
Accrued compensation	8,938	9,083
Accrued expenses and other current liabilities	6,687	6,600
Deferred revenues	5,099	5,360
Current maturities of long-term debt	58	120
Total current liabilities	31,349	32,240
Long-term debt	64	78
Deferred license fee	1,000	1,125
Other	169	194
Total liabilities	32,582	33,637

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, par value of $0.001; 250 million shares authorized; 47.3 million and 47.0 million shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	47	47
Additional paid-in capital	330,551	324,746
Accumulated other comprehensive loss	(2,435)	(1,258)
Accumulated deficit	(106,405)	(90,598)
Total stockholders’ equity	221,758	232,937
	$254,340	$266,574

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues	$41,477	$29,552	$78,124	$59,131
Cost of revenues	15,705	12,316	29,334	23,181
Gross profit	25,772	17,236	48,790	35,950

Operating expenses:
Selling, general and administrative	20,800	15,682	42,859	28,266
Research and development	6,307	5,716	11,944	10,404
In-process research and development	12,232	—	12,407	—
Amortization of intangibles	778	776	1,551	1,562
Total operating expenses	40,117	22,174	68,761	40,232

Operating loss	(14,345)	(4,938)	(19,971)	(4,282)

Interest income	1,264	1,222	3,097	2,417
Interest expense	(2)	(72)	(6)	(161)
Exchange rate gain (loss)	(147)	91	1,532	213
Loss before provision for income taxes	(13,230)	(3,697)	(15,348)	(1,813)

Provision for income taxes	251	158	459	368

Net loss	$(13,481)	$(3,855)	$(15,807)	$(2,181)

Net loss per share (basic and diluted)	$(0.29)	$(0.10)	$(0.34)	$(0.06)

Weighted-average shares outstanding (basic and diluted)	47,220	38,438	47,125	38,202

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2007	46,957	$47	$324,746	$(1,258)	$(90,598)	$232,937
Issuance of common stock under stock option plans	261	—	509			509
Issuance of common stock under employee stock purchase plan	73	—	767			767
Employee stock-based compensation cost			4,439			4,439
Non-employee stock-based compensation cost			86			86
Vesting of previously exercised stock options			4			4
Comprehensive loss:
Net loss					(15,807)	(15,807)
Foreign currency translation adjustments				(1,066)		(1,066)
Net unrealized loss on investments				(111)		(111)
Total comprehensive loss						(16,984)
Balance at June 30, 2008	47,291	$47	$330,551	$(2,435)	$(106,405)	$221,758

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net loss	$(15,807)	$(2,181)
Adjustments to reconcile net loss to net cash provided by operating activities:
In-process research and development	12,407	—
Depreciation and amortization	4,577	3,696
Amortization of debt discount and deferred financing fees	—	77
Amortization of investment discount, net	(350)	(410)
Non-cash stock compensation expense	4,484	2,726
Gain on foreign exchange	(1,533)	(212)
Loss on disposal of long-lived assets	—	13
Changes in operating assets and liabilities:
Accounts receivable, net	5,775	1,126
Inventories	(2,034)	(4,460)
Prepaid expenses and other assets	(55)	(158)
Accounts payable	(556)	2,999
Accrued compensation	(206)	89
Accrued expenses and other liabilities	916	211
Deferred revenues	(428)	557
Net cash provided by operating activities	7,190	4,073
Investing activities
Purchase of short-term available-for-sale securities	(66,368)	(51,891)
Sale or maturity of available-for-sale securities	77,400	25,945
Capital expenditures	(5,663)	(3,854)
Cash paid for acquisitions	(13,382)	—
Cash paid for intangibles	(327)	(138)
Proceeds from sale of long-lived assets	9	—
Net cash used in investing activities	(8,331)	(29,938)
Financing activities
Repayment of long-term debt	(96)	(363)
Proceeds from exercise of common stock options	509	1,446
Increase in net proceeds from public offering	—	4
Proceeds from issuance of stock under employee stock purchase plan	767	—
Net cash provided by financing activities	1,180	1,087
Effect of exchange rate changes on cash and cash equivalents	(101)	(99)
Net decrease in cash and cash equivalents	(62)	(24,877)
Cash and cash equivalents, beginning of period	122,913	77,738
Cash and cash equivalents, end of period	$122,851	$52,861
Supplemental disclosures
Cash paid for interest	$2	$79
Cash paid for income taxes	$245	$326

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

1.  Summary of Significant Accounting Policies

Basis of Presentation and Nature of Operations

The unaudited consolidated financial statements of Volcano Corporation (“we”, “us”, “our” or the “company”) contained in this quarterly report on Form 10-Q include our financial statements and the financial statements of our wholly-owned subsidiaries, Volcano Japan, Volcano Europe and Volcano Therapeutics South Africa (a wholly-owned subsidiary of Volcano Europe). We design, develop, manufacture and commercialize a broad suite of intravascular ultrasound, or IVUS, and functional measurement, or FM, products that we believe enhance the diagnosis and treatment of vascular and structural heart disease. Our IVUS products consist of consoles, single-procedure disposable catheters and advanced functionality options and our FM products consist of pressure and flow consoles and single-procedure disposable pressure and flow guide wires. We are also developing ultra-high resolution Optical Coherence Tomography, or OCT, systems and catheters, Forward-Looking Intravascular Ultrasound, or FLIVUS, systems and catheters and image-guided therapy products.

We have prepared the accompanying financial information as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2007.

In the opinion of management, the unaudited financial information as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Concentrations of Credit Risk

Goodman Company, Ltd., or Goodman, a distributor in Japan, accounted for 10.3% and 14.3% of our revenues in the three and six months ended June 30, 2008, respectively, compared with 16.2% and 16.8% of our revenues in the three and six months ended June 30, 2007, respectively. No other single customer accounted for more than 10% of our revenues for any of the periods presented.

As of June 30, 2008, no customer accounted for more than 10% of our accounts receivable. As of December 31, 2007, Goodman accounted for 21.0% of our accounts receivable. No other single customer accounted for more than 10% of our accounts receivable at December 31, 2007.

On May 19, 2008, we and Goodman mutually terminated the Exclusive Distribution Agreement, dated September 27, 2004, pursuant to which Goodman distributed our rotational intravascular ultrasound products in Japan on an exclusive basis. Additionally, on May 19, 2008, the oral agreement between us and Goodman, relating to the exclusive distribution of our FM products in Japan, originally distributed by Goodman under the International Distributor Agreement, dated September 17, 1994, by and among the Company, Goodman and Kaneko Enterprise, Inc., as amended, and any other oral agreements between the Company and Goodman relating to the distribution of our products in Japan, was terminated. Although Goodman currently continues to distribute our rotational intravascular ultrasound and functional measurement products in Japan on a non-exclusive, purchase order basis, there is no assurance that they will continue to do so in the future. Pursuant to the termination agreement with Goodman, each purchase order submitted by Goodman must be accompanied by payment in full or an irrevocable letter of credit in an amount equal to the entire invoice for such purchase order.

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

Accrued warranty liability is included in accrued expenses and other current liabilities in the consolidated balance sheets. The change in the accrued warranty liability for the six months ended June 30, 2008 and 2007 is summarized in the following table (in thousands):

	Six Months Ended June 30,
	2008	2007
Balance at beginning of period	$1,129	$706
Warranties issued	1,141	1,547
Settlements	(1,145)	(971)
Balance at end of period	$1,125	$1,282

Net Loss Per Share

Basic and diluted net loss per share is presented in accordance with SFAS No. 128, Earnings per Share (SFAS 128). Basic net loss per share is computed by dividing consolidated net loss by the weighted-average number of common shares outstanding during the period. For the three and six months ended June 30, 2008 and 2007, our potentially dilutive shares, which include outstanding common stock options, restricted stock units and warrants to purchase common stock, have not been included in the computation of diluted net loss per share, as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share.

The basic and diluted net loss per share calculations for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net loss	$(13,481)	$(3,855)	$(15,807)	$(2,181)
Weighted-average common shares outstanding	47,220	38,438	47,125	38,202
Basic and diluted net loss per share	$(0.29)	$(0.10)	$(0.34)	$(0.06)

The following table sets forth potential shares of common stock as of June 30, 2008 and 2007, that are not included in the diluted net loss per share calculation because their effect would be anti-dilutive (in thousands):

	June 30,
	2008	2007
Stock options outstanding	5,813	4,978
Restricted stock units	370	—
Warrants to purchase common stock	127	127
Unvested common stock subject to repurchase	—	12

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for us begins with our 2009 fiscal year. Early application is encouraged. SFAS 161 will only have an impact on our consolidated financial position and results of operations if we enter into any derivative or hedging activities after November 15, 2008.

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

2. Acquisitions

CardioSpectra Acquisition

On December 18, 2007, we acquired CardioSpectra, Inc., or CardioSpectra, a company founded in 2005 and based in San Antonio, Texas. Through CardioSpectra, we are developing Optical Coherence Tomography, or OCT, technology, which is expected to complement our existing product offerings and further enhance our position as an imaging technology leader in the field of interventional medicine. In connection with this acquisition, we expensed $26.2 million of in-process research and development in fiscal year 2007 and an additional $175,000 during the six months ended June 30, 2008.

Novelis Acquisition

On May 15, 2008, we acquired Novelis, Inc., or Novelis, a privately-held company with proprietary ultrasonic visualization and therapy technology for minimally invasive diagnostic and therapeutic devices. Novelis' core product line is based on Forward-Looking Intravascular Ultrasound, or FLIVUS, technology. Under the terms of the agreement, we paid approximately $12.1 million in cash at closing for all of the outstanding equity interests of Novelis. We also incurred $204,000 in closing costs. In addition, we may make an additional cash payment of $3.0 million based on the achievement of a specific regulatory milestone. In connection with this acquisition, we expensed $12.2 million of in-process research and development during the three months ended June 30, 2008. The acquisition is being accounted for as an asset purchase in accordance with SFAS No. 141, Business Combinations.

The table below summarizes Novelis’ estimated fair value of assets acquired and liabilities assumed as of the acquisition date as follows (in thousands):

May 15, 2008

Assets acquired
Equipment	$100
In-process research and development (1)	12,232
Total assets acquired	$12,332

Total liabilities acquired	$—

Net assets acquired	$12,332

(1) In May 2008, in-process research and development was written off in our consolidated statements of income.

At the closing of the Merger, $1.8 million of the aggregate merger consideration payable at closing was contributed to an escrow fund which will be available for 12 months to indemnify us and related indemnitees for certain matters, including breaches of representations and warranties and covenants included in the Merger Agreement. The escrow fund is subject to a $50,000 threshold in the case of breaches of representations and warranties. In addition, we have the right to withhold and deduct up to $450,000 for any indemnification claims from the milestone payment otherwise payable by us.

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

Short-term investments have been classified as available-for-sale investments. At June 30, 2008, cash, cash equivalents and short-term available-for-sale investments are detailed as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash	$16,255	$—	$—	$—	$16,255
Money market funds	106,596	—	—	—	106,596
U.S. corporate securities	55,469	30	(86)	—	55,413
Total	$178,320	$30	$(86)	$—	$178,264

We invest our excess funds in short-term securities issued by corporations, banks, municipalities and financial holding companies and in money market funds comprised of these same types of securities. Our cash, cash equivalents and short-term available-for-sale investments are placed with high credit quality financial institutions. Additionally, we diversify our investment portfolio in order to maintain safety and liquidity. We do not hold auction-rate or mortgage-backed securities. As of June 30, 2008, all of our investments mature within one year. These investments are recorded at their estimated fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss.

Inventories

Inventories as of June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Finished goods	$6,991	$7,010
Work-in-process	5,442	5,337
Raw materials	11,026	8,896
Total	$23,459	$21,243

4.  Intangible Assets

Intangible assets consist of developed technology, customer relationships, licenses, and patents and trademarks, which are amortized using the straight-line method over periods ranging from four to ten years, representing the estimated useful lives of the assets. During the six months ended June 30, 2008, we recorded intangible asset additions of $327,000 related to internally developed patents and trademarks.

As of June 30, 2008, intangible assets subject to amortization, by major class, consisted of the following (in thousands):

	June 30, 2008
	Cost	Accumulated Amortization	Net	Weighted-Average Life (in years)
Developed technology	$12,470	$9,592	$2,878	6.5
Licenses	7,034	3,767	3,267	9.8
Customer relationships	1,674	1,288	386	8.5
Assembled workforce	274	34	240	4.0
Patents and trademarks	1,929	539	1,390	9.8
Total	$23,381	$15,220	$8,161	7.5

At June 30, 2008, future amortization expense associated with our intangible assets is expected to be as follows (in thousands):

2008 (remaining six months)	$1,560
2009	3,121
2010	945
2011	944
2012	876
Thereafter	715
Total	$8,161

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

Purchase Commitments

We have obligations under non-cancelable purchase commitments, primarily for production materials. As of June 30, 2008, the future minimum payments under these non-cancelable purchase commitments totaled $11.9 million, the majority of which require payment prior to September 30, 2008.

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

6.  Stockholders’ Equity

Public Offerings of our Common Stock

On October 23, 2007, we completed an offering in which 8,050,000 shares of our common stock were sold by the company, including 1,050,000 shares under an over-allotment option exercised by the underwriters. The offering, including the exercise of the over-allotment option, resulted in net proceeds to the company of $122.8 million, after deducting offering expenses and underwriting discounts and commissions.

Warrants

As of June 30, 2008, there is a warrant outstanding to purchase 127,400 shares of our common stock at a price of $3.30 per share. The warrant is immediately exercisable by the holder and expires on September 30, 2011.

Employee Stock Purchase Plan

On June 7, 2007, our stockholders approved the adoption of our 2007 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan provides eligible employees the opportunity to purchase shares of Volcano Corporation common stock at the lower of up to 85% of the fair market value on the first or last day of the applicable offering period, by having withheld from their salary an amount up to 15% of their compensation, without paying brokerage fees or commissions on purchases. Our Purchase Plan is deemed to be compensatory, and therefore, Purchase Plan expense under SFAS 123(R) has been included in our consolidated statements of operations for the three and six months ended June 30, 2008. Volcano Corporation pays for the administrative expenses of the Purchase Plan. No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year, nor may any employee purchase more than 750 shares in any six-month purchase period.

Beginning in 2008, common stock reserved for issuance under the Purchase Plan automatically increases by the lesser of 1½% of our outstanding common stock or 600,000 shares on the first day of January of each year. As a result, on January 1, 2008, the number of shares of common stock reserved for issuance under the Purchase Plan increased by 600,000 shares to 1,100,000 shares.

The fair value of each purchase option under the Purchase Plan is estimated at the beginning of each 6-month purchase period using the Black-Scholes option-pricing model utilizing the following assumptions:

	Offering Period Beginning
	March 3, 2008	September 3, 2007
Risk-free interest rate	1.8%	4.2%
Expected life (years)	.50	.49
Estimated volatility	53.0%	49.0%
Expected dividends	None	None
Fair value of purchase right	$3.64	$4.70

The computation of the expected volatility assumption used in the Black-Scholes pricing model for purchase rights is based on the trading history of our common stock. The expected life assumption is based on the six-month term of each offering period. The risk-free interest rate is based on the yield of United States Treasury notes in effect at the time of grant. Since we have not declared any dividends in the past and we do not anticipate declaring any dividends in the foreseeable future, we use a zero value for the expected dividend value factor.

Stock-Based Compensation

As of June 30, 2008, we have granted options under the 2005 Equity Compensation Plan (the “2005 Plan”) and the 2000 Long Term Incentive Plan (the “2000 Plan”) under which a maximum aggregate number of 11,662,558 shares of our common stock may be issued or transferred to our employees, non-employee directors and consultants. Effective October 2005, all options and awards will be granted under the 2005 Plan. Options previously granted under the 2000 Plan that are cancelled or expire will increase the shares available for grant under the 2005 Plan.

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

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Risk-free interest rate	2.9%	4.7%	3.1%	4.9%
Expected life (years)	4.85	4.27	5.04	4.49
Estimated volatility	48%	51%	48%	54%
Expected dividends	None	None	None	None

The computation of the expected volatility assumption used in the Black-Scholes pricing model for stock options is based on the trading history of our common stock and the implied volatility of the common stock of comparable medical device companies. The expected life assumption is based on the average exercise date. The risk-free interest rate is based on the yield of United States Treasury notes in effect at the time of grant. We use a zero value for the expected dividend value factor since we have not declared any dividends in the past and we do not anticipate declaring any dividends in the foreseeable future.

During the three and six months ended June 30, 2008, an aggregate of 9,375 and 374,656, respectively, restricted stock units (RSU’s) were granted under the 2005 Plan. The time-vested RSU’s entitle the holder to shares of common stock as the units vest equally over a four-year period. The weighted-average grant-date fair value of RSU’s granted during the three and six months ended June 30, 2008 was $12.63 and $12.95 per RSU, respectively.

The following table sets forth stock-based compensation expense included in our consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenues	$184	$140	$376	$253
Selling, general and administrative	1,794	1,126	3,296	2,049
Research and development	444	217	812	424

Included in the table above is $51,000 and $112,000 of stock-based compensation expense related to non-employees in the three months ended June 30, 2008 and 2007, respectively, and $86,000 and $207,000 of stock-based compensation expense related to non-employees in the six months ended June 30, 2008 and 2007, respectively. In addition, $183,000 and $264,000 of stock-based compensation expense related to the Purchase Plan was recorded in the three and six months ended June 30, 2008, respectively. As of June 30, 2008 and December 31, 2007, there was $297,000 and $256,000, respectively, of total stock-based compensation cost capitalized in inventory.

A summary of the status of our non-vested shares as of June 30, 2008 and changes during the six months ended June 30, 2008 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested shares at December 31, 2007	2,499,632	$7.48
Grants of options	843,188	$5.66
Vesting of options	(547,529)	$6.08
Forfeitures or expirations of options	(97,899)	$6.71
Non-vested shares at June 30, 2008	2,697,392	$7.22

Option activity for the six months ended June 30, 2008 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2007	5,337,358	$8.90
Grants of options	843,188	$12.78
Exercises	(261,279)	$1.95
Forfeitures or expirations	(105,824)	$13.67
Outstanding and exercisable at June 30, 2008	5,813,443	$9.69	5.9	$28,865
Vested and expected to vest as of June 30, 2008	5,706,758	$9.60	5.9	$27,771

As required by SFAS No. 123(R), we made an estimate of expected forfeitures and we are recognizing compensation cost only for those equity awards expected to vest.

The total intrinsic value of stock options exercised during the three and six months ended June 30, 2008 was $1.9 million and $2.8 million, respectively, which represents the difference between the exercise price of the option and the fair value of our common stock on the dates exercised. As of June 30, 2008, there was $18.7 million, $4.4 million and $121,000 of total unrecognized compensation cost for stock options, RSU’s and the Purchase Plan, respectively, which is expected to be recognized over weighted average terms of 2.8 years, 3.7 years and 0.1 years, respectively.

At June 30, 2008, the following shares were reserved for issuance under our equity compensation and employee stock purchase plans and for outstanding warrants:

Shares
2005 Equity Compensation Plan	2,874,196
2007 Employee Stock Purchase Plan	1,026,429
Common stock warrants	127,400
Total	4,028,025

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

Revenues for the three and six months ended June 30, 2008 and 2007 based on geographic location are summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
United States	$21,959	$15,189	$40,186	$30,416
Japan	8,822	7,473	18,911	15,124
Europe, the Middle East and Africa	8,953	5,622	15,815	10,931
Rest of world	1,743	1,268	3,212	2,660
	$41,477	$29,552	$78,124	$59,131

8.  Income Taxes

We accrue interest and penalties on underpayment of income taxes related to unrecognized tax benefits as a component of income tax expense in our consolidated statements of operations. No amounts were recognized for interest and penalties upon adoption of Financial Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes” or during the three and six months ended June 30, 2008 and 2007.

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

For the three months ended June 30, 2008 and 2007, we recorded a provision for income taxes of approximately $251,000 and $158,000, respectively. For the six months ended June 30, 2008 and 2007, we recorded a provision for income taxes of approximately $459,000 and $368,000, respectively. The provision for income taxes consisted primarily of foreign income taxes, domestic state taxes and federal alternative minimum tax.

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

Overview

We design, manufacture and commercialize a broad suite of intravascular ultrasound, or IVUS, and functional measurement, or FM, products that we believe enhance the diagnosis and treatment of vascular and structural heart disease. Our products seek to deliver all of the benefits associated with conventional IVUS and FM devices, while providing enhanced functionality and proprietary features that address the limitations associated with conventional forms of these technologies. As a result, we believe that our IVUS and FM products have the potential to become the standard of care to address the needs of patients, hospitals, physicians and third-party payors on a cost-effective basis. We are also developing ultra-high resolution Optical Coherence Tomography, or OCT, systems and catheters, Forward-Looking Intravascular Ultrasound, or FLIVUS, systems and catheters and image-guided therapy products.

We have corporate infrastructure in the United States, Europe and Japan; direct sales capabilities in the United States and South Africa; and a combination of direct sales and distribution relationships in international markets, including Japan, Europe, the Middle East, Canada, Asia Pacific and Latin America. Our corporate office is located in San Diego, California. Our worldwide manufacturing and research and development operations are located in Rancho Cordova, California. We also have additional research and development facilities in Cleveland, Ohio; San Antonio, Texas; and Andover, Massachusetts. We have sales offices in Alpharetta, Georgia and Tokyo, Japan; sales and distribution offices in Zaventem, Belgium and Woodmead, South Africa; and a third-party distribution facility in Chiba, Japan.

We have focused on building our U.S. and international sales and marketing infrastructure to market our products to physicians and technicians who perform percutaneous interventional procedures in hospitals and to other personnel who make purchasing decisions on behalf of hospitals. As of June 30, 2008, we had approximately 713 worldwide employees, including approximately 301 manufacturing employees, 184 sales and marketing employees and approximately 102 research and development employees. Included in the 184 sales and marketing employees are 26 marketing employees, 121 sales and sales support employees in the United States, 23 sales and sales support employees in Europe, 12 sales and sales support employees in Japan and two direct sales representatives responsible for Asia.

On December 18, 2007, we acquired CardioSpectra, Inc., or CardioSpectra, a company founded in 2005 and based in San Antonio, Texas. Through CardioSpectra, we are developing OCT technology, which is expected to complement our existing product offerings and further enhance our position as an imaging technology leader in the field of interventional medicine. In connection with this acquisition, we wrote off $26.2 million of in-process research and development expense in fiscal year 2007 and an additional $175,000 during the six months ended June 30, 2008.

On May 15, 2008, we acquired Novelis, Inc., or Novelis, a privately-held company with proprietary ultrasonic visualization and therapy technology for minimally invasive diagnostic and therapeutic devices. Novelis' core product line is based on FLIVUS technology. Under the terms of the agreement, we paid approximately $12.1 million in cash at closing and incurred an additional $204,000 in closing costs. In addition, we may make an additional cash payment of $3.0 million based on the achievement of a specific regulatory milestone. In connection with the $12.3 million purchase price of this acquisition, approximately $100,000 was recorded to property and equipment and $12.2 million of in-process research and development was expensed during the three and six months ended June 30, 2008.

On May 19, 2008 we and Goodman Company, Ltd., or Goodman, mutually terminated the Exclusive Distribution Agreement, dated September 27, 2004, pursuant to which Goodman distributed our intravascular ultrasound products in Japan. Also on May 19, 2008, the oral agreement between us and Goodman, related to the exclusive distribution of our FM products in Japan, was terminated. On June 30, 2008, Goodman transferred to us all marketing authorization and other regulatory approvals, or SHONINs, for all specified products held by Goodman or its affiliates. Although Goodman currently continues to distribute our rotational intravascular ultrasound and functional measurement products in Japan on a non-exclusive, purchase order basis, there is no assurance that they will continue to do so in the future. Unless alternate arrangements are accepted by the Company, pursuant to the termination agreement with Goodman, each purchase order submitted by Goodman must be accompanied by payment in full or an irrevocable letter of credit in an amount equal to the entire invoice for such purchase order.

In the six months ended June 30, 2008 and 2007, 23.2% and 18.7%, respectively, of our revenues and 13.4% and 14.5%, respectively, of our operating expenses were denominated in foreign currencies, primarily the Euro and the Yen. As a result, we are subject to risks related to fluctuations in foreign currency exchange rates, which could affect our operating results in the future.

Our IVUS products are comprised of consoles, single-procedure disposable catheters and advanced functionality options. Our IVUS product line includes ultrasound consoles that can be integrated directly into virtually any modern cath lab. Our family of consoles offers unique features, including both single-use phased array and rotational IVUS imaging catheters, single-procedure disposable pressure guide wires, and advanced functionality options, such as VH™ tissue characterization and ChromaFlo®. Our single-procedure disposable IVUS catheters and single-procedure disposable pressure wires only operate and interface with our family of IVUS consoles. We believe we are the only company worldwide that offers both phased array and rotational catheters.

We also provide standalone FM consoles and single-use pressure and flow guide wires. Our FM consoles are mobile, proprietary and high speed electronic systems with different functionalities and sizes designed and manufactured to process and display the signals received from our guide wires.

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

As of June 30, 2008, we had a worldwide installed base of over 2,700 IVUS consoles and over 800 FM consoles. We intend to grow and leverage this installed base to drive recurring sales of our single-procedure disposable catheters and guide wires. In the six months ended June 30, 2008, the sale of our single-procedure disposable catheters and guide wires accounted for $57.9 million, or 74.1% of our revenues, a $13.2 million, or 29.5%, increase from the six months ended June 30, 2007, in which the sale of our single-procedure disposable catheters and guide wires accounted for $44.7 million, or 75.7% of our revenues.

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

During the second half of 2007 and the first quarter of 2008, we pursued an acquisition with an interventional therapy company. Given the other entity’s complex legal structure, global revenue base and lack of U.S. GAAP financial statements, the due diligence and deal-related costs were unusually high. However, we were not able to reach a final definitive agreement and, during the six months ended June 30, 2008, we expensed approximately $2.9 million in third-party costs incurred during the due diligence process.

Financial Operations Overview

The following is a description of the primary components of our revenue and expenses.

Revenues.  We derive our revenues primarily from the sale of our IVUS and FM consoles and single-procedure disposables. In the six months ended June 30, 2008, 86.1% of our revenues were derived from the sale of our IVUS consoles and IVUS single-procedure disposables, as compared with 85.7% in the six months ended June 30, 2007. In the six months ended June 30, 2008, 10.4% of our revenues were derived from the sale of our FM consoles and FM single-procedure disposables, as compared with 11.8% in the six months ended June 30, 2007. Other revenues consist primarily of sales of distributed products, spare parts sales, service and maintenance revenues, shipping and handling revenues and license fees.

Our sales in the U.S. are generated by our direct sales representatives and our products are shipped to hospitals throughout the U.S. from our facility in Rancho Cordova, California. Our international sales are generated by our direct sales representatives or through independent distributors and are shipped throughout the world from our facilities in Rancho Cordova, California; Zaventem, Belgium; Chiba, Japan; and Woodmead, South Africa.

We expect to continue to experience variability in our quarterly revenues from IVUS and FM consoles due in part to the timing of hospital capital equipment purchasing decisions. Further, we expect variability of our revenues based on the timing of our new product introductions, which may cause our customers to delay their purchasing decisions until the new products are commercially available. Alternatively, we may include in our arrangements with customers future deliverables, such as unspecified hardware upgrades or training. In these cases, we would be required to defer associated revenues from these customers until we have met our future deliverables obligation.

Cost of Revenues.  Cost of revenues consists primarily of material costs for the products that we sell and other costs associated with our manufacturing process, such as personnel costs, rent and depreciation. In addition, cost of revenues includes depreciation of company-owned consoles, royalty expenses for licensed technologies included in our products, service costs, provisions for warranty, distribution, freight and packaging costs and stock-based compensation expense. We expect our gross margin to remain flat or to decline slightly for the remainder of fiscal year 2008 as we prepare for the release of our rotational product in the Japanese market. Thereafter, we expect our gross margin to improve if we are able to complete our ongoing efforts to streamline and improve our manufacturing processes and increase production volumes.

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

In-process Research and Development.  In-process research and development expense represents the estimated fair value assigned to research and development projects acquired in an acquisition that have not been completed as of the date of the acquisition and that have no future alternative use.

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

Interest Expense.  Interest expense is comprised primarily of interest expense on our capital lease obligations.

Exchange Rate Gain (Loss).  Exchange rate gain (loss) is comprised of foreign currency translation and transaction gains or losses.

Provision for Income Taxes.  Provision for income taxes is comprised of federal alternative minimum tax, or AMT, and state, local and foreign income taxes. Due to uncertainty surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance and no current benefit has been recognized for the net operating loss and other deferred tax assets.

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, presented in both absolute dollars (in thousands) and as a percentage of revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	Percent of Revenues	2007	Percent of Revenues	2008	Percent of Revenues	2007	Percent of Revenues
Revenues:	$41,477	100.0	$29,552	100.0	$78,124	100.0	$59,131	100.0
Cost of revenues	15,705	37.9	12,316	41.7	29,334	37.5	23,181	39.2
Gross profit	25,772	62.1	17,236	58.3	48,790	62.5	35,950	60.8
Operating expenses:
Selling, general and administrative	20,800	50.1	15,682	53.1	42,859	54.9	28,266	47.8
Research and development	6,307	15.2	5,716	19.3	11,944	15.3	10,404	17.6
In-process research and development	12,232	29.5	—	—	12,407	15.9	—	—
Amortization of intangibles	778	1.9	776	2.6	1,551	2.0	1,562	2.6
Total operating expenses	40,117	96.7	22,174	75.0	68,761	88.1	40,232	68.0
Operating loss	(14,345)	(34.6)	(4,938)	(16.7)	(19,971)	(25.6)	(4,282)	(7.2)
Interest income	1,264	3.0	1,222	4.1	3,097	4.0	2,417	4.1
Interest expense	(2)	(0.0)	(72)	(0.2)	(6)	(0.0)	(161)	(0.3)
Exchange rate gain (loss)	(147)	(0.3)	91	0.3	1,532	2.0	213	0.3
Loss before provision for income taxes	(13,230)	(31.9)	(3,697)	(12.5)	(15,348)	(19.6)	(1,813)	(3.1)
Provision for income taxes	251	0.6	158	0.5	459	0.6	368	0.6
Net loss	$(13,481)	(32.5)	$(3,855)	(13.0)	$(15,807)	(20.2)	$(2,181)	(3.7)

The following table sets forth our revenues by geography for the three and six months ended June 30, 2008 and 2007, expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Percentage Change	2008	2007	Percentage Change
Revenues(1):
United States	$21,959	$15,189	44.6%	$40,186	$30,416	32.1%
Japan	8,822	7,473	18.1%	18,911	15,124	25.0%
Europe, the Middle East and Africa	8,953	5,622	59.2%	15,815	10,931	44.7%
Rest of world	1,743	1,268	37.5%	3,212	2,660	20.8%
	$41,477	$29,552	40.4%	$78,124	$59,131	32.1%

____________

1.      Revenues are attributed to countries based on the location of the customer, except for original equipment manufacturer revenues, which are attributed to the geography of the equipment distributed.

The following table sets forth our revenues by product expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Percentage Change	2008	2007	Percentage Change
IVUS:
Consoles	$10,540	$6,272	68.0	$16,912	$12,095	39.8
Single-procedure disposables	25,159	19,271	30.6	50,361	38,585	30.5
FM:
Consoles	252	390	(35.4)	595	798	(25.4)
Single-procedure disposables	4,123	2,881	43.1	7,558	6,158	22.7
Other	1,403	738	90.1	2,698	1,495	80.5
	$41,477	$29,552	40.4	$78,124	$59,131	32.1

Comparison of Three Months Ended June 30, 2008 and 2007

Revenues.  Revenues increased $11.9 million, or 40.4%, to $41.5 million in the three months ended June 30, 2008, as compared to revenues of $29.6 million in the three months ended June 30, 2007. In the three months ended June 30, 2008, IVUS revenue increased $10.2 million, or 39.8%, as compared to the three months ended June 30, 2007. The $10.2 million increase in IVUS revenue is comprised of $5.9 million, or 30.6%, from higher sales volume of our single-procedure disposable IVUS products and a $4.3 million, or 68.0%, increase in sales of our IVUS consoles, as compared to the three months ended June 30, 2007. Other revenue increased $665,000, or 90.1%, due primarily to rent, sales of distributed products and freight. Increases in revenues were realized across all our key markets.

Cost of Revenues.  Cost of revenues increased $3.4 million, or 27.5%, to $15.7 million, or 37.9% of revenues in the three months ended June 30, 2008, from $12.3 million, or 41.7% of revenues in the three months ended June 30, 2007. Gross margin was 62.1% of revenues in the three months ended June 30, 2008, up from 58.3% of revenues in the three months ended June 30, 2007. The increase in the cost of revenues was primarily due to higher sales volume. The increase in gross margin resulted primarily from a decrease in production costs of disposable products, partially offset by higher distribution and royalty expenses.

Selling, General and Administrative.  Selling, general and administrative expenses increased $5.1 million, or 32.6%, to $20.8 million, or 50.1% of revenues in the three months ended June 30, 2008, as compared to $15.7 million, or 53.1% of revenues in the three months ended June 30, 2007. The increase in the three months ended June 30, 2008 as compared with the three months ended June 30, 2007 was primarily due to increased headcount, higher marketing expenses (largely the result of an increase in promotional activities and customer training expense), increased infrastructure expenses and higher stock-based compensation expense.

Research and Development.  Research and development expenses increased $591,000, or 10.3%, to $6.3 million, or 15.2% of revenues in the three months ended June 30, 2008, as compared to $5.7 million, or 19.3% of revenues in the three months ended June 30, 2007. The increase in research and development expenses in the three months ended June 30, 2008 was primarily due to higher costs associated with development of our OCT and FLIVUS products and an increase in stock-based compensation expense.

In-process Research and Development.  In-process research and development expenses were $12.2 million, or 29.5% of revenue in the three months ended June 30, 2008, related to the May 15, 2008 acquisition of Novelis. There were no in-process research and development expenses in the three months ended June 30, 2007.

Amortization of Intangibles.  Amortization expense was relatively constant at $778,000, or 1.9% of revenues in the three months ended June 30, 2008, as compared to $776,000, or 2.6% of revenues in the three months ended June 30, 2007.

Interest Income.  Interest income was relatively constant at $1.3 million, or 3.0% of revenue in the three months ended June 30, 2008, as compared to $1.2 million, or 4.1% of revenue in the three months ended June 30, 2007. The increase was due to an increase in our cash and cash equivalents and short-term available-for-sale investments primarily as a result of our common stock offering on October 23, 2007, partially offset by a decrease in the weighted-average interest rate on our investments.

Interest Expense.  Interest expense decreased $70,000, or 97.2%, to $2,000 in the three months ended June 30, 2008, as compared to $72,000 in the three months ended June 30, 2007. The decrease was entirely due to a reduction in debt balances.

Exchange Rate Gain (Loss).  Exchange rate loss for the three months ended June 30, 2008 was $147,000, as compared to an exchange rate gain of $91,000 in the three months ended June 30, 2007. The loss in the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily relates to the strengthening of the U.S. dollar against the Euro and its impact on our intercompany receivable balance. In April 2008, $22.6 million of this intercompany receivable owed to Volcano Corporation from Volcano Europe was converted into equity, resulting in a decrease in the amount of Euro-based receivables being marked-to-market, thereby reducing the impact of the exchange rate fluctuation during the quarter.

Provision for Income Taxes.  Provision for income taxes for the three months ended June 30, 2008 was $251,000, compared to a provision of $158,000 for the three months ended June 30, 2007. The provision for income taxes consisted primarily of foreign income taxes, domestic state taxes and federal alternative minimum tax.

Comparison of Six Months Ended June 30, 2008 and 2007

Revenues.  Revenues increased $19.0 million, or 32.1%, to $78.1 million in the six months ended June 30, 2008, as compared to revenues of $59.1 million in the six months ended June 30, 2007. In the six months ended June 30, 2008, IVUS revenue increased $16.6 million, or 32.7%, as compared to the six months ended June 30, 2007. The $16.6 million increase in IVUS revenue is comprised of $11.8 million, or 30.5%, from higher sales volume of our single-procedure disposable IVUS products and a $4.8 million, or 39.8%, increase in sales of our IVUS consoles, as compared to the six months ended June 30, 2007. Other revenue increased $1.2 million, or 80.5%, due primarily to sales of distributed products, rent and freight. Increases in revenues were realized across all our key markets.

Cost of Revenues.  Cost of revenues increased $6.2 million, or 26.5%, to $29.3 million, or 37.5% of revenues in the six months ended June 30, 2008, from $23.2 million, or 39.2% of revenues in the six months ended June 30, 2007. Gross margin was 62.5% of revenues in the six months ended June 30, 2008, up from 60.8% of revenues in the six months ended June 30, 2007. The increase in the cost of revenues was primarily due to higher sales volume. The increase in gross margin resulted primarily from a decrease in production costs of disposable products, partially offset by higher depreciation, distribution and royalty expenses.

Selling, General and Administrative.  Selling, general and administrative expenses increased $14.6 million, or 51.6%, to $42.9 million, or 54.9% of revenues in the six months ended June 30, 2008, as compared to $28.3 million, or 47.8% of revenues in the six months ended June 30, 2007. The increase in the six months ended June 30, 2008 as compared with the six months ended June 30, 2007 was primarily due to increased headcount, higher marketing expenses (largely the result of an increase in promotional activities and customer training expense), acquisition-related expenses, increased infrastructure expenses and higher stock-based compensation expense.

Research and Development.  Research and development expenses increased $1.5 million, or 14.8%, to $11.9 million, or 15.3% of revenues in the six months ended June 30, 2008, as compared to $10.4 million, or 17.6% of revenues in the six months ended June 30, 2007. The increase in research and development expenses in the six months ended June 30, 2008 was primarily due to higher costs associated with development of our OCT and FLIVUS products and an increase in stock-based compensation expense.

In-process Research and Development.  In-process research and development expenses were $12.4 million, or 15.9% of revenue in the six months ended June 30, 2008. Of this amount, $12.2 million related to the May 15, 2008 acquisition of Novelis. There were no in-process research and development expenses in the six months ended June 30, 2007.

Amortization of Intangibles.  Amortization expense was relatively constant at $1.6 million, or 2.0% of revenues in the six months ended June 30, 2008, as compared to $1.6 million, or 2.6% of revenues in the six months ended June 30, 2007.

Interest Income.  Interest income increased $680,000, or 28.1%, to $3.1 million in the six months ended June 30, 2008, as compared to $2.4 million in the six months ended June 30, 2007. The increase was primarily due to an increase in our cash and cash equivalents and short-term available-for-sale investments primarily as a result of our common stock offering on October 23, 2007, partially offset by a decrease in the weighted-average interest rate on our investments.

Interest Expense.  Interest expense decreased $155,000, or 96.3%, to $6,000 in the six months ended June 30, 2008, as compared to $161,000 in the six months ended June 30, 2007. The decrease was entirely due to a reduction in debt balances.

Exchange Rate Gain (Loss).  Exchange rate gain for the six months ended June 30, 2008 was $1.5 million, as compared to $213,000 for the six months ended June 30, 2007. The increase in foreign exchange gain was due primarily to the strengthening of the Euro during the first quarter 2008 and its effect on the marking-to-market of the Euro-based receivables owed to Volcano Corporation from Volcano Europe. Additionally, the Euro-based receivable balance was higher in 2008 compared to 2007.

Provision for Income Taxes.  Provision for income taxes for the six months ended June 30, 2008 was $459,000, compared to a provision for income taxes of $368,000 for the six months ended June 30, 2007. The provision for income taxes consisted primarily of foreign income taxes, domestic state taxes and federal alternative minimum tax.

Liquidity and Capital Resources

Sources of Liquidity

At June 30, 2008, our cash and cash equivalents and short-term available-for-sale investments totaled $178.3 million. We invest our excess funds in short-term securities issued by corporations, banks, municipalities and financial holding companies and in money market funds comprised of these same types of securities. We do not hold auction-rate or mortgage-backed securities.

On October 23, 2007, we completed an offering in which 8,050,000 shares of our common stock were sold by the company, including 1,050,000 shares under an over-allotment option exercised by the underwriters. The follow-on offering, including the exercise of the over-allotment option, resulted in net proceeds to the company of $122.8 million, after deducting offering expenses and underwriting discounts and commissions.

Cash Flows

Cash Flows from Operating Activities.  Cash provided by operating activities of $7.2 million for the six months ended June 30, 2008 reflected our net loss of $15.8 million, offset by $12.4 million of in-process research and development expenses primarily related to the May 15, 2008 acquisition of Novelis, and adjustments for non-cash expenses, consisting primarily of $4.6 million of depreciation and amortization and $4.5 million of stock-based compensation expense. In addition, accounts receivable decreased $5.8 million. These amounts were offset by a $556,000 decrease in accounts payable and a $2.0 million increase in inventories. The decrease in accounts receivable was primarily due to payments received from Goodman. The decrease in accounts payable was primarily due to the timing of payments and the increase in inventory was primarily due to anticipated increased sales volume.

Cash Flows from Investing Activities.  Cash used in investing activities was $8.3 million in the six months ended June 30, 2008, which consisted primarily of $66.4 million used to purchase short-term available-for-sale securities, $13.4 million used for acquisitions, primarily the May 15, 2008 acquisition of Novelis, $5.7 million used for capital expenditures, primarily for medical diagnostic equipment, and $327,000 used for the purchase of intangible assets. These amounts were mostly offset by $77.4 million from the sale or maturity of short-term available-for-sale investments.

Cash Flows from Financing Activities.  Cash provided by financing activities was $1.2 million in the six months ended June 30, 2008, primarily from proceeds of $767,000 from the issuance of stock under our employee stock purchase plan and $509,000 from proceeds from the exercise of common stock options. These sources of cash were slightly offset by $96,000 from the repayment of long-term debt.

Future Liquidity Needs

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our sales growth, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies and market and regulatory developments. As of June 30, 2008, we believe our current cash and cash equivalents and our short-term available-for-sale investments will be sufficient to fund working capital requirements, capital expenditures, debt service and operations for at least the next 12 months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2007 and there have been no material changes during the six months ended June 30, 2008.

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our exposure to interest rate risk at June 30, 2008, is related to the investment of our excess cash into highly liquid, short-term financial investments. We invest in money market funds in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments. We do not hold auction-rate or mortgage-backed securities. Due to the short-term nature of our investments, we have assessed that there is no material exposure to interest rate risk arising from them.

We are exposed to foreign currency risk related to our European and Japanese operations. We do not engage in hedging activities with respect to our foreign exchange risk. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro and the Yen, could adversely affect our financial results.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors

This "Risk Factors" section provides updated information in certain areas from the "Risk Factors" set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2007 (the “Annual Report”). Set forth below are certain risk factors that have been expanded or updated from the Annual Report. The risks and uncertainties described in the Annual Report, as expanded or updated below do not constitute all the risk factors that pertain to our business but we do believe that they reflect the more important ones. Please review the Annual Report for a complete listing of "Risk Factors" that pertain to our business.

Risks Related to Our Business and Industry

We have a limited operating history, have incurred significant operating losses since inception and cannot assure you that we will achieve profitability.

We were formed in January 2000 and until 2003 were a development stage company substantially devoted to the research and development of tools designed to diagnose vulnerable plaque. In July 2003, we acquired substantially all of the assets related to the intravascular ultrasound, or IVUS, and functional measurement, or FM, product lines from Jomed Inc., or the Jomed Acquisition, and commenced the manufacturing, sale and distribution of IVUS and FM products. In December 2007, we acquired Optical Coherence Tomography, or OCT, technology from CardioSpectra, Inc., or CardioSpectra, and in May 2008, we acquired Forward-Looking Intravascular Ultrasound, or FLIVUS, technology from Novelis, Inc., or Novelis. We have yet to demonstrate that we have sufficient revenues to become a sustainable, profitable business. Even if we do increase revenues, we expect our operating expenses will increase as we expand our business to meet anticipated growing demand for our products and as we devote resources to our sales, marketing and research and development activities. If we are unable to reduce our cost of revenues and our operating expenses, we may not achieve profitability. As of June 30, 2008, we had an accumulated deficit of $106.4 million. We expect to experience quarterly fluctuations in our revenues due to the timing of capital purchases by our customers and to a lesser degree the seasonality of disposable consumption by our customers and our expenses as we make future investments in research and development, selling and marketing and general and administrative activities that will cause us to experience variability in our reported earnings and losses in future periods. Failure to achieve and sustain profitability would negatively impact the market price of our common stock.

Delays in planned product introductions may adversely affect our business and negatively impact future revenues.

We are currently developing new products and product enhancements with respect to our IVUS and FM products. We are also developing OCT systems and catheters, FLIVUS systems and catheters and image-guided therapy products. We may experience delays in any phase of product development and commercial launch, including during research and development, manufacturing, limited release testing, marketing and customer education efforts. Any delays in our product launches may significantly impede our ability to successfully compete in the IVUS, FM, OCT, FLIVUS and image-guided therapy markets and may reduce our revenues.

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

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures and technologies. Accordingly, we have and may in the future pursue the acquisition of complementary businesses, products or technologies instead of developing them ourselves. For example, we acquired CardioSpectra, Inc. in December 2007 and Novelis, Inc. in May 2008. We do not know if we will be able to identify or complete any other acquisitions, or whether we will be able to successfully integrate any acquired business, product or technology or retain key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. If we are unable to integrate any acquired businesses, products or technologies effectively, our business will suffer. In addition, any amortization or charges resulting from acquisitions could harm our operating results.

To market and sell our products, we depend on third-party distributors, and they may not be successful.

We currently depend on third-party distributors to sell our products. If these distributors cease or limit operations or experience a disruption in their operations of business, or are not successful in selling our products, we may be unable to increase or maintain our level of revenue. Over the long term, we intend to grow our business internationally, and to do so we will need to attract additional distributors to expand the territories in which we do not directly sell our products. Our distributors may not commit the necessary resources to market and sell our products. If current or future distributors do not continue to distribute our products or do not perform adequately or if we are unable to locate distributors in particular geographic areas, we may not realize revenue growth internationally.

A significant portion of our annual revenue is derived from sales to our Japanese distributors, primarily Fukuda Denshi Co., Ltd., or Fukuda Denshi, Goodman Company, Ltd., or Goodman, and Johnson & Johnson K.K., Medical Company, or Johnson & Johnson. In the six months ended June 30, 2008, we generated revenues of $18.5 million, which accounted for approximately 23.7% of our revenue, from sales to our Japanese distributors. On May 19, 2008, we and Goodman mutually terminated the Exclusive Distribution Agreement, dated September 27, 2004, pursuant to which Goodman distributed our rotational intravascular ultrasound products in Japan on an exclusive basis. Additionally, on May 19, 2008, the oral agreement between us and Goodman, relating to the exclusive distribution of our FM products in Japan, originally distributed by Goodman under the International Distributor Agreement, dated September 17, 1994, by and among the Company, Goodman and Kaneko Enterprise, Inc., as amended, and any other oral agreements between the Company and Goodman relating to the distribution of our products in Japan, was terminated. On June 30, 2008, Goodman transferred to us all marketing authorization and other regulatory approvals, or SHONINs, for all rotational intravascular ultrasound and functional measurement products held by Goodman or its affiliates. Although Goodman currently continues to distribute our rotational intravascular ultrasound and functional measurement products in Japan on a non-exclusive, purchase order basis, there is no assurance that they will continue to do so in the future. Unless alternate arrangements are accepted by the Company, pursuant to the termination agreement with Goodman, each purchase order submitted by Goodman must be accompanied by payment in full or an irrevocable letter of credit in an amount equal to the entire invoice for such purchase order. In the six months ended June 30, 2008, Goodman accounted for 14.3% of our revenue. We entered into an agreement with Fukuda Denshi in March 2006 that extended our commercial relationship though September 2012. This agreement became effective upon the transfer of the related regulatory approvals held by Fukuda Denshi, which took place on June 1, 2006. We entered into a distribution agreement with Johnson &

Johnson in December 2006. A significant change in our relationship with our distributors, such as the recent changes in our relationship with Goodman, or in the relationships between our distributors may have a negative impact on our ability to sustain and grow our business in Japan.

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

We derive, and anticipate we will continue to derive, a significant portion of our revenues from operations in Japan and Europe. In the six months ended June 30, 2008, revenues to customers located in Japan were $18.9 million, representing 24.2% of our total revenue and revenues to customers located in Europe, the Middle East and Africa were $15.8 million, representing 20.2% of our total revenue. As we expand internationally, we will need to hire, train and retain qualified personnel for our direct sales efforts and retain distributors and train their personnel in countries where language, cultural or regulatory impediments may exist. We cannot ensure that distributors, physicians, regulators or other government agencies will accept our products, services and business practices. In addition, we purchase some components on the international market. The sale and shipment of our products and services across international borders, as well as the purchase of components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions, including:

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

We are conservative in our investment policies and invest our excess cash primarily in corporate notes, money market funds and U.S. municipal debt securities. As of June 30, 2008, we have invested in money market funds and securities issued by banks and corporations. The interest paid on these types of investments and the value of certain securities may decline in the future as credit markets adjust to the mortgage crisis. While our investment portfolio has not yet been adversely impacted, if there is continued and expanded disruption in the credit markets, our investment portfolio could be adversely affected in the future.

If we fail to adequately manage our regulatory responsibilities following the Japanese regulatory approvals, our ability to sell our IVUS products in Japan would be impaired.

We currently market our IVUS and FM products in Japan under two types of regulatory approval known as a SHONIN and a NINSHO. SHONINs for medical devices are issued by Japan’s Ministry of Health, Labour and Welfare to a Marketing Authorization Holder, or MAH, who thereafter holds the SHONINs for, or possesses regulatory approval permitting, the import of such devices into Japan. NINSHOs for medical devices are issued by MHLW-approved third-party agencies such as BSI-Japan. Under the third-party program, only certain devices are authorized to be reviewed and approved in this manner. Our IVUS imaging consoles fall within this category and we have elected to participate in this program and have received approval for the s5i. The SHONINs for our phased-array IVUS products were previously held by Fukuda Denshi, the MAH for our phased-array IVUS products, who acted as our importer and one of our Japanese distributors and has been responsible for our regulatory compliance in Japan. Until June 1, 2006, we did not have the authority to import or sell our IVUS products directly in Japan, and we were dependent on Fukuda Denshi to do so. The SHONINs for our rotational IVUS and FM products were previously held by Goodman, the MAH for our rotational IVUS and FM products, who acted as our importer and one of our Japanese distributors and has been responsible for our regulatory compliance in Japan. Until June 30, 2008, we did not have the authority to import or sell our rotational IVUS and FM products directly in Japan, and we were dependent on Goodman to do so.

Fukuda Denshi transferred the SHONINs for our phased-array IVUS products to us on June 1, 2006. Goodman transferred the SHONINs for our rotational IVUS and FM products to us on June 30, 2008. Due to the transfer of the SHONINs, responsibility for Japanese regulatory filings and future compliance resides with us. There is a risk that the transfer of the SHONINs and regulatory responsibility will lead to disruption or lack of coordination in our ongoing compliance activities in Japan. As the holder of the SHONINs, we have the authority to import and sell those phased-array and rotational IVUS and FM products for which we have the SHONINs as well as those products which we have obtained a NINSHO; but are subject to greater scrutiny. As such, we have to dedicate greater internal resources to direct regulatory compliance in Japan. We cannot guarantee that we will be able to adequately meet the increased regulatory responsibilities. Non-compliance with Japanese regulations may result in action to prohibit further importation and sale of our products in Japan, a significant market for our products. If we are unable to sell our phased-array and rotational IVUS and FM products in Japan, we will lose a significant part of our annual revenues, and our business will be substantially impacted.

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

We expect to file new SHONIN applications for our IVUS catheters and our IVUS consoles sometime between 2008 and 2010, although we are not required under the Japanese regulatory laws to do so until 2010 and we may decide to file such new SHONIN applications at a time that is deemed advantageous. This new filing will comply with the new law which encompasses design, manufacturing, shipping and quality processes. In connection with the new law, the Japanese government has prepared new guidance documents, including one document that addresses raw materials that, along with the new law, greatly expand the required content of the product approval application from the prior law. With the existing SHONINs, we relied on Fukuda Denshi’s and Goodman’s regulatory expertise that the product approval applications appropriately reflected our devices and therefore were in compliance with the law at the time as well as its assessment regarding continuing compliance with the law over the years. We are now the MAH for our phased-array and rotational IVUS and FM products and have full responsibility for their continued legal compliance in Japan.

We cannot guarantee that the Japanese regulatory authorities will not take a different view of compliance with the existing SHONINs and conclude that because the new laws require inclusion of new information, we must cease marketing or even recall our phased-array and rotational IVUS and FM catheters until we have updated, and received approval of, our SHONINs to include the additional information required by the new law. Alternatively, the Japanese regulatory authorities could disagree with our distributor’s past conclusions and determine that we should have disclosed this information in the earlier SHONINs that were filed under prior law, and they could require us to cease marketing, recall the product or impose other regulatory penalties. In the event that the Japanese regulatory authorities come to such a conclusion and take corrective action, our business will suffer from lost revenue, a negative impact to our reputation and lost market share.

Item 4. Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on June 20, 2008. Of the 47,192,194 shares of common stock entitled to vote at the meeting, 43,994,584 shares, representing 93.2% of the votes eligible to be cast, were represented at the meeting in person or by proxy, constituting a quorum. Proxies for the meeting were solicited by our Board of Directors pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the Board’s solicitations. The final votes on the proposals presented at the meeting were recorded as follows:

(a)	The stockholders elected each of Olav B. Bergheim and Connie R. Curran, R.N., Ed.D. for a three-year term to expire at the 2011 Annual Meeting of Stockholders by the following vote:

Name	Votes in Favor	Votes Withheld
Olav B. Bergheim	38,981,259	5,013,325
Connie R. Curran, R.N., Ed.D.	42,482,125	1,512,459

The terms of the other members of our Board of Directors, R. Scott Huennekens, Lesley H. Howe, Ronald A. Matricaria, Kieran Gallahue, Alexis V. Lukianov and John Onopchenko, continued after the 2008 Annual Meeting of Stockholders.

(b)
The stockholders ratified the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 by a vote of 43,918,523 in favor, 59,582 votes against and 16,479 votes withheld. There were no broker non-votes.

 Item 6.  Exhibits

Exhibit No.	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of May 14, 2008, by and among Registrant, Lava Merger, Inc., Novelis, Inc. and Paul Magnin (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on May 19, 2008, and incorporated herein by reference).

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

10.1
2008 Sales Commission Plan for Vice President of Global Sales (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on April 21, 2008, and incorporated herein by reference).

10.2	Termination Agreement, dated May 19, 2008, between the Registrant and Goodman Company, Ltd.
31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

Signature	Title	Date

/s/ John T. Dahldorf John T. Dahldorf	Chief Financial Officer (principal financial officer, principal	August 7, 2008
accounting officer and duly authorized officer)

Exhibit Index

Exhibit No.	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of May 14, 2008, by and among Registrant, Lava Merger, Inc., Novelis, Inc. and Paul Magnin (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on May 19, 2008, and incorporated herein by reference).

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

10.1
2008 Sales Commission Plan for Vice President of Global Sales (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on April 21, 2008, and incorporated herein by reference).

10.2	Termination Agreement, dated May 19, 2008, between the Registrant and Goodman Company, Ltd.
31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
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