Form 10-Q
period 2008-09-30
Volcano Corp
filed 2008-11-07
CIK 1354217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 5, 2008
Common stock, $0.001 par value	47,711,971

VOLCANO CORPORATION
Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VOLCANO CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$108,662	$122,913
Short-term available-for-sale investments	68,049	66,205
Accounts receivable, net	25,036	27,976
Inventories	25,698	21,243
Prepaid expenses and other current assets	4,965	3,997

Total current assets	232,410	242,334
Restricted cash	360	365
Property and equipment, net	19,900	13,692
Intangible assets, net	7,439	9,385
Other non-current assets	886	798

	$260,995	$266,574

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,139	$11,077
Accrued compensation	9,502	9,083
Accrued expenses and other current liabilities	7,441	6,600
Deferred revenues	4,419	5,360
Current maturities of long-term debt	58	120

Total current liabilities	34,559	32,240
Long-term debt	49	78
Deferred license fee	938	1,125
Other	142	194

Total liabilities	35,688	33,637

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, par value of $0.001; 250 million shares authorized; 47.7 million and 47.0 million shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	48	47
Additional paid-in capital	334,373	324,746
Accumulated other comprehensive loss	(3,453)	(1,258)
Accumulated deficit	(105,661)	(90,598)

Total stockholders’ equity	225,307	232,937

	$260,995	$266,574

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$44,118	$31,474	$122,242	$90,605
Cost of revenues	16,581	12,285	45,915	35,466

Gross profit	27,537	19,189	76,327	55,139

Operating expenses:
Selling, general and administrative	19,546	16,005	62,405	44,271
Research and development	6,879	4,837	18,823	15,241
In-process research and development	—	—	12,407	—
Amortization of intangibles	786	751	2,337	2,313

Total operating expenses	27,211	21,593	95,972	61,825

Operating income (loss)	326	(2,404)	(19,645)	(6,686)

Interest income	1,109	1,213	4,206	3,630
Interest expense	(2)	(32)	(8)	(193)
Exchange rate gain (loss)	(441)	829	1,091	1,042

Income (loss) before provision for income taxes	992	(394)	(14,356)	(2,207)

Provision for income taxes	248	258	707	626

Net income (loss)	$744	$(652)	$(15,063)	$(2,833)

Net income (loss) per share:
Basic	$0.02	$(0.02)	$(0.32)	$(0.07)

Diluted	$0.01	$(0.02)	$(0.32)	$(0.07)

Weighted-average shares outstanding:
Basic	47,456	38,694	47,236	38,368

Diluted	50,323	38,694	47,236	38,368

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2007	46,957	$47	$324,746	$(1,258)	$(90,598)	$232,937
Issuance of common stock under stock option plans	475	1	1,032			1,033
Issuance of common stock under employee stock purchase plan	151	—	1,565			1,565
Employee stock-based compensation cost			6,864			6,864
Non-employee stock-based compensation cost			162			162
Vesting of previously exercised stock options			4			4
Exercise of warrants	104	—				—
Comprehensive loss:
Net loss					(15,063)	(15,063)
Foreign currency translation adjustments				(1,838)		(1,838)
Net unrealized loss on investments				(357)		(357)

Total comprehensive loss						(17,258)

Balance at September 30, 2008	47,687	$48	$334,373	$(3,453)	$(105,661)	$225,307

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net loss	$(15,063)	$(2,833)
Adjustments to reconcile net loss to net cash provided by operating activities:
In-process research and development	12,407	—
Depreciation and amortization	6,977	5,729
Amortization of debt discount and deferred financing fees	—	102
Amortization of investment discount, net	(204)	(653)
Non-cash stock compensation expense	6,997	4,703
Gain on foreign exchange	(1,091)	(1,042)
Loss on disposal of long-lived assets	—	152
Impairment of long-lived assets	—	139
Changes in operating assets and liabilities:
Accounts receivable, net	2,617	(856)
Inventories	(4,524)	(7,067)
Prepaid expenses and other assets	(1,075)	(1,553)
Accounts payable	2,202	3,555
Accrued compensation	444	1,181
Accrued expenses and other liabilities	1,791	437
Deferred revenues	(1,083)	1,353

Net cash provided by operating activities	10,395	3,347

Investing activities
Purchases of short-term available-for-sale investments	(98,397)	(71,627)
Sales and maturities of short-term available-for-sale investments	96,400	47,107
Capital expenditures	(10,706)	(6,720)
Cash paid for acquisitions	(13,699)	—
Cash paid for intangibles	(391)	(198)
Proceeds from sale of long-lived assets	9	—

Net cash used in investing activities	(26,784)	(31,438)

Financing activities
Repayment of long-term debt	(111)	(1,560)
Proceeds from exercise of common stock options	1,033	1,538
Proceeds from public offering of common stock	—	4
Proceeds from issuance of common stock under employee stock purchase plan	1,565	—

Net cash provided by (used in) financing activities	2,487	(18)

Effect of exchange rate changes on cash and cash equivalents	(349)	(50)
Net decrease in cash and cash equivalents	(14,251)	(28,159)
Cash and cash equivalents, beginning of period	122,913	77,738

Cash and cash equivalents, end of period	$108,662	$49,579

Supplemental disclosures
Cash paid for interest	$8	$111
Cash paid for income taxes	$571	$480
See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation and Nature of Operations
The unaudited consolidated financial statements of Volcano Corporation (“we”, “us”, “our” or the “company”) contained in this quarterly report on Form 10-Q include our financial statements and the financial statements of our wholly-owned subsidiaries, Volcano Japan Co. Ltd., or Volcano Japan, Volcano Europe S.A./N.V., or Volcano Europe and Volcano Therapeutics South Africa (Pty) Ltd., or Volcano South Africa (a wholly-owned subsidiary of Volcano Europe). We design, develop, manufacture and commercialize a broad suite of intravascular ultrasound, or IVUS, and functional measurement, or FM, products that we believe enhance the diagnosis and treatment of vascular and structural heart disease. Our IVUS products consist of consoles, single-procedure disposable catheters and advanced functionality options and our FM products consist of pressure and flow consoles and single-procedure disposable pressure and flow guide wires. We are also developing ultra-high resolution Optical Coherence Tomography, or OCT, systems and catheters, Forward-Looking IVUS, or FLIVUS, systems and catheters and image-guided therapy products.
We have prepared the accompanying financial information as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2007.
In the opinion of management, the unaudited financial information as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Concentrations of Credit Risk
Goodman Company, Ltd., or Goodman, a distributor in Japan, accounted for 15.1% and 14.6% of our revenues in the three and nine months ended September 30, 2008, respectively, compared with 16.8% of our revenues in both the three and nine months ended September 30, 2007, respectively. No other single customer accounted for more than 10% of our revenues for any of the periods presented.
As of September 30, 2008, Fukuda Denshi accounted for 12.7% of our accounts receivable and as of December 31, 2007, Goodman accounted for 21.0% of our accounts receivable. No other single customer accounted for more than 10% of our accounts receivable at September 30, 2008 or December 31, 2007, respectively.
On May 19, 2008, we and Goodman mutually terminated the Exclusive Distribution Agreement, dated September 27, 2004, pursuant to which Goodman distributed our rotational IVUS products in Japan on an exclusive basis. Additionally, on May 19, 2008, the oral agreement between us and Goodman, relating to the exclusive distribution of our FM products in Japan, originally distributed by Goodman under the International Distributor Agreement, dated September 17, 1994, by and among the Company, Goodman and Kaneko Enterprise, Inc., as amended, and any other oral agreements between the Company and Goodman relating to the distribution of our products in Japan, was terminated. Although Goodman currently continues to distribute our rotational IVUS and FM products in Japan on a non-exclusive, purchase order basis, there is no assurance that they will continue to do so in the future. Upon termination of our agreements with Goodman, each purchase order submitted by Goodman was required to be accompanied by payment in full or an irrevocable letter of credit in an amount equal to the entire invoice for such purchase order. For purchase orders submitted by Goodman on or after October 1, 2008, payment terms were again extended.

Stock-Based Compensation
We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified prospective method. We recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards. See Note 6 “Stockholders’ Equity” for additional information.
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
Accrued warranty liability is included in accrued expenses and other current liabilities in the consolidated balance sheets. The change in the accrued warranty liability for the nine months ended September 30, 2008 and 2007 is summarized in the following table (in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Balance at beginning of period	$1,129	$706
Warranties issued	1,585	1,936
Settlements	(1,657)	(1,480)

Balance at end of period	$1,057	$1,162

Net Income (Loss) Per Share
Basic and diluted net income (loss) per share is presented in accordance with SFAS No. 128, Earnings per Share (SFAS 128). Basic net income (loss) per share is computed by dividing consolidated net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income per share for the three months ended September 30, 2008, is computed by dividing consolidated net income by the weighted-average number of diluted shares outstanding during the period. For the nine months ended September 30, 2008 and for the three and nine months ended September 30, 2007, our potentially dilutive shares, which include outstanding common stock options, restricted stock units and a warrant to purchase common stock, have not been included in the computation of diluted net loss per share, as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share.
The basic and diluted net income (loss) per share calculations for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic:
Net income (loss)	$744	$(652)	$(15,063)	$(2,833)

Weighted-average common shares outstanding	47,456	38,694	47,236	38,368

Basic net income (loss) per share	$0.02	$(0.02)	$(0.32)	$(0.07)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Diluted:
Net income (loss)	$744	$(652)	$(15,063)	$(2,833)

Weighted-average common shares outstanding — basic	47,456	38,694	47,236	38,368
Dilutive effect of stock options, restricted stock units and warrant to purchase common stock	2,867	—	—	—

Weighted-average common shares outstanding — diluted	50,323	38,694	47,236	38,368

Diluted net income (loss) per share	$0.01	$(0.02)	$(0.32)	$(0.07)

Potential common shares that would have the effect of decreasing basic net loss per share are considered to be antidilutive. In accordance with SFAS No. 128, these shares were not included in calculating diluted loss per share. The following table sets forth potential shares of common stock as of September 30, 2008 and 2007, respectively, that are not included in the diluted net loss per share calculations for the nine months ended September 30, 2008 and the three and nine months ended September 30, 2007, respectively, because their effect would be anti-dilutive (in thousands):

	As of	As of
	September 30,	September 30,
	2008	2007

Stock options outstanding	5,831	5,316
Restricted stock units	370	—
Warrants to purchase common stock	—	127
Unvested common stock subject to repurchase	—	7
Recent Accounting Pronouncements
In December 2007, the Emerging Issues Task Force (EITF) issued Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. EITF 07-1 also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, the rights and obligations under the arrangement, the accounting policy, the amount and the income statement classification of collaboration transactions between the parties. We are currently evaluating the impact that EITF 07-1 will have on our consolidated financial position and results of operations.
In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS 141(R)), which provides revised guidance on the acquisition of businesses. This standard changes the current guidance to require that all acquired assets, liabilities, minority interests and certain contingencies be measured at fair value, and certain other acquisition-related costs be expensed rather than capitalized. SFAS 141(R) also includes a substantial number of new disclosure requirements. For us, SFAS 141(R) will apply to acquisitions that are effective after December 31, 2008. Application of the standard to acquisitions that are effective prior to that date is not permitted. SFAS 141(R) will only have an impact on our consolidated financial statements if we are involved in a business combination on or after January 1, 2009.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for non-controlling interests in consolidated financial statements. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and early adoption is prohibited. We currently have no noncontrolling interests that would require application of the pronouncement at the date of required implementation.
In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal periods beginning after November 15, 2008. As a result, we have delayed the application of SFAS 157 to our nonfinancial assets and nonfinancial liabilities, which include assets and liabilities acquired in connection with a business combination and intangible assets. We are currently evaluating the impact that SFAS 157 will have for nonfinancial assets and liabilities on our consolidated financial position and results of operations.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008 and early application is encouraged. We currently have no derivatives or hedging activities that would require application of the pronouncement at the date of required implementation.
In April 2008, the FASB issued a final FASB Staff Position on SFAS 142-3, Determination of the Useful Life of Intangible Assets, (FSP SFAS 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP SFAS 142-3 will be effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact that FSP SFAS 142-3 will have on our consolidated financial position and results of operations.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are currently evaluating the impact that SFAS 162 will have on our consolidated financial position and results of operations.
2. Acquisitions
CardioSpectra Acquisition
On December 18, 2007, we acquired all of the outstanding equity interests in CardioSpectra, Inc., or CardioSpectra (the “CardioSpectra Acquisition”). The aggregate purchase price was $26.9 million and was comprised of cash payments of $25.2 million, transaction costs of $1.3 million and assumed liabilities of $0.4 million. Additional payments of up to an aggregate of $38.0 million are due in the event that certain milestones, as set forth in the merger agreement, are achieved (see Note 5). The milestone payments are payable, at our sole discretion, in cash, shares of our common stock, or a combination of both. The accounting treatment for the milestone payments will be determined if and when the milestone payments become payable. Through CardioSpectra, we are developing OCT technology, which is expected to complement our existing product offerings and further enhance our position as an imaging technology leader in the field of interventional medicine. In connection with this acquisition, we expensed $26.2 million of in-process research and development in the year ended December 31, 2007. An additional $175,000 of in-process research and development was charged to expense during the nine months ended September 30, 2008.
Novelis Acquisition
On May 15, 2008, we acquired all of the outstanding equity interests in Novelis, Inc., or Novelis (the “Novelis Acquisition”), a privately-held company, which has proprietary ultrasonic visualization and therapy technology for minimally invasive diagnostic and therapeutic devices. The core product line of Novelis is based on FLIVUS technology. The aggregate purchase price of $12.3 million was paid in cash and included closing costs of $204,000. In addition, we may make an additional cash payment of $3.0 million based on the achievement of a specific regulatory milestone (see Note 5). The acquisition is being accounted for as an asset purchase in accordance with SFAS 141 Business Combinations. We have included the operating results associated with the Novelis Acquisition in our consolidated financial statements from the date of acquisition.

The purchase price and allocation of purchase price are summarized as follows (in thousands):

Assets acquired
Equipment	$100
In-process research and development (1)	12,232

Total assets acquired	12,332

Total liabilities assumed	—

Net assets acquired	$12,332

(1)	The in-process research and development was charged to expense in our consolidated statement of operations in the nine months ended September 30, 2008.
Of the $12.3 million aggregate purchase price paid, $1.8 million was contributed to an escrow fund, which will be available for twelve months from the date of the acquisition to indemnify us and related indemnitees for certain matters, including breaches of representations and warranties and covenants included in the merger agreement. The escrow fund is subject to a $50,000 threshold in the case of breaches of representations and warranties. In addition, we have the right to withhold and deduct up to $450,000 for any indemnification claims from the milestone payment otherwise payable by us.
3. Financial Statement Details
Cash, Cash Equivalents and Short-Term Available-for-Sale Investments
On January 1, 2008, we adopted SFAS 157, which clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data, which requires that we develop our own assumptions. This hierarchy requires that we use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure our investments and marketable securities at fair value. Our cash and cash equivalents and short-term available-for-sale investments are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.
Short-term investments have been classified as available-for-sale investments. As of September 30, 2008, cash, cash equivalents and short-term available-for-sale investments are detailed as follows (in thousands):

			Unrealized	Unrealized
			Losses	Losses
		Unrealized	Less Than	12 Months or	Estimated Fair
	Cost	Gains	12 Months	Longer	Value
Cash	$14,021	$—	$—	$—	$14,021
Money market funds	94,641	—	—	—	94,641
U.S. corporate securities	68,351	6	(308)	—	68,049

Total	$177,013	$6	$(308)	$—	$176,711

We invest our excess funds in short-term securities issued by corporations, banks, municipalities and financial holding companies and in money market funds comprised of these same types of securities. Our cash, cash equivalents and short-term available-for-sale investments are placed with high credit quality financial institutions. Additionally, we diversify our investment portfolio in order to maintain safety and liquidity and we do not hold auction-rate or mortgage-backed securities. As of September 30, 2008, all of our investments will mature within one year. These investments are recorded at their estimated fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss.

Inventories
Inventories consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Finished goods	$10,949	$7,010
Work-in-process	5,134	5,337
Raw materials	9,615	8,896

Total	$25,698	$21,243

4. Intangible Assets
Intangible assets consist of developed technology, customer relationships, licenses, assembled workforce and patents and trademarks, which are amortized using the straight-line method over periods ranging from three to ten years, representing the estimated useful lives of the assets. During the nine months ended September 30, 2008, we recorded intangible asset additions of $391,000 related to internally developed patents and trademarks.
As of September 30, 2008, intangible assets subject to amortization, by major class, consisted of the following (in thousands):

	September 30, 2008
				Weighted-
		Accumulated		Average Life
	Cost	Amortization	Net	(in years)

Developed technology	$12,470	$10,073	$2,397	6.5
Licenses	7,034	3,930	3,104	9.8
Customer relationships	1,674	1,352	322	6.5
Assembled workforce	274	51	223	4.0
Patents and trademarks	1,993	600	1,393	9.1

Total	$23,445	$16,006	$7,439	7.4

At September 30, 2008, future amortization expense associated with our intangible assets is expected to be as follows (in thousands):

2008 (remaining three months)	$802
2009	3,153
2010	977
2011	976
2012	908
Thereafter	623

Total	$7,439

5. Commitments and Contingencies
Litigation
From time to time we may become subject to legal proceedings in the ordinary course of our business. We are not currently involved in any legal proceedings that we believe will, either individually or in the aggregate, materially and adversely affect our business. Legal fees and other costs associated with such actions are expensed as incurred and were not material in any period reported. Additionally, we assess, based in part on information received from our legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. We believe that the ultimate disposition of these matters will not have a material impact on our consolidated results of operations, financial position or cash flows.

Purchase Commitments
We have obligations under non-cancelable purchase commitments, primarily for production materials. As of September 30, 2008, the future minimum payments under these non-cancelable purchase commitments totaled $12.5 million, which require payment prior to March 31, 2009.
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
CardioSpectra Acquisition
In connection with the CardioSpectra Acquisition (see Note 2), we may make additional payments of up to an aggregate of $38.0 million in the event that certain milestones, as set forth in the merger agreement, are achieved.
Novelis Acquisition
In connection with the Novelis Acquisition (see Note 2), we may make an additional cash payment of $3.0 million based on the achievement of a specific regulatory milestone.
6. Stockholders’ Equity
Common Stock
Public Offerings of our Common Stock
On October 23, 2007, we sold 8,050,000 shares of our common stock, including 1,050,000 shares under an over-allotment option exercised by the underwriters. The offering, including the exercise of the over-allotment option, resulted in net proceeds to the company of $122.8 million, after deducting offering expenses and underwriting discounts and commissions.
Warrants
In August 2008, we issued 104,474 shares of common stock in connection with the net exercise of a warrant to purchase 127,400 shares of our common stock at a price of $3.30 per share. As of September 30, 2008, there were no warrants outstanding.
Stock Benefit Plans
As of September 30, 2008, we have granted options and restricted stock units (RSUs) under the 2005 Equity Compensation Plan (the “2005 Plan”) and we have granted options under the 2000 Long Term Incentive Plan (the “2000 Plan”) under which a maximum aggregate number of 11,662,558 shares of our common stock may be issued or transferred to our employees, non-employee directors and consultants. Effective October 2005, all options and awards will be granted under the 2005 Plan. Options previously granted under the 2000 Plan that are cancelled or expire will increase the shares available for grant under the 2005 Plan. In addition, employees have purchased shares of the Company’s common stock under the 2007 Employee Stock Purchase Plan (the “Purchase Plan”). As of September 30, 2008, 2,642,706 shares and 948,987 shares were reserved for issuance under the 2005 Plan and the Purchase Plan, respectively.

Stock Option Activity
Option activity for the nine months ended September 30, 2008 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Life	Intrinsic Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2007	5,337,358	$8.90
Grants of options	1,111,688	12.66
Exercises	(475,376)	2.17
Forfeitures or expirations	(142,497)	13.81

Outstanding and exercisable at September 30, 2008	5,831,173	10.04	5.7	$45,818

Vested and expected to vest as of September 30, 2008	5,740,319	10.00	5.7	45,493

The total intrinsic value of stock options exercised during the nine months ended September 30, 2008 was $6.0 million, which represents the difference between the exercise price of the option and the fair value of our common stock on the dates exercised.
A summary of the status of our non-vested options as of September 30, 2008 and changes during the nine months ended September 30, 2008 is as follows:

		Weighted-Average
		Grant Date Fair
	Options	Value
Non-vested options at December 31, 2007	2,499,632	$7.48
Grants of options	1,111,688	5.69
Vesting of options	(913,715)	6.51
Forfeitures or expirations of options	(127,653)	6.55

Non-vested options at September 30, 2008	2,569,952	7.10

Restricted Stock Unit Activity
RSU activity for the nine months ended September 30, 2008 is as follows:

Shares
Non-vested RSUs at December 31, 2007	—
Grants of RSUs	374,656
Vesting of RSUs	—
Forfeitures or expirations of RSUs	(4,907)

Non-vested RSUs at September 30, 2008	369,749

These time-vested RSUs entitle the holder to shares of common stock as the units vest equally over a four-year period. The weighted-average grant-date fair value of RSUs granted during the nine months ended September 30, 2008 was $12.95 per RSU.
Employee Stock Purchase Plan Activity
On June 7, 2007, our stockholders approved the adoption of the Purchase Plan. The Purchase Plan provides eligible employees the opportunity to purchase shares of the Company’s common stock at the lower of up to 85% of the fair market value on the first or last day of the applicable offering period, by having withheld from their salary an amount up to 15% of their compensation, without paying brokerage fees or commissions on purchases. Our Purchase Plan is deemed to be compensatory, and therefore, Purchase Plan expense under SFAS 123(R) has been included in our consolidated statements of operations. Volcano Corporation pays for the administrative expenses of the

Purchase Plan. No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year, nor may any employee purchase more than 750 shares in any six-month purchase period.
Commencing January 1, 2008, common stock reserved for issuance under the Purchase Plan automatically increases by the lesser of 1 1/2% of our outstanding common stock or 600,000 shares on the first day of January of each year. As a result, on January 1, 2008, the number of shares of common stock reserved for issuance under the Purchase Plan increased by 600,000 shares to 1,100,000 shares.
During the three and nine months ended September 30, 2008, 77,442 and 151,013 shares, respectively, were purchased at an average per share price of $10.31 and $10.36, respectively. No shares were purchased during the three and nine months ended September 30, 2007. Stock-based compensation expense of $100,000 and $364,000 was recognized in connection with Purchase Plan in the three and nine months ended September 30, 2008, respectively and $54,000 was recorded in the three and nine months ended September 30, 2007.
Fair Value Disclosures
The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option-pricing (the “Black-Scholes”) model utilizing the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Risk-free interest rate	3.3%	4.6%	3.2%	4.8%
Expected life (years)	5.12	4.56	5.06	4.51
Estimated volatility	49%	49%	48%	52%
Expected dividends	None	None	None	None
The computation of the expected volatility assumption used in the Black-Scholes model for stock options is based on the trading history of our common stock and the implied volatility of the common stock of comparable medical device companies. The expected life assumption is based on the average exercise date. The risk-free interest rate is based on the yield of United States Treasury notes in effect at the time of grant. We use a zero value for the expected dividend value factor since we have not declared any dividends in the past and we do not anticipate declaring any dividends in the foreseeable future.
As required by SFAS No. 123(R), we made an estimate of expected forfeitures and we are recognizing compensation cost only for those equity awards expected to vest.
The fair value of each purchase option under the Purchase Plan is estimated at the beginning of each 6-month purchase period using the Black-Scholes model utilizing the following assumptions:

	Offering Period Beginning
	September 2, 2008	March 3, 2008	September 3, 2007
Risk-free interest rate	1.9%	1.8%	4.2%
Expected life (years)	0.49	0.50	0.49
Estimated volatility	47%	53%	49%
Expected dividends	None	None	None
Fair value of purchase right	$5.25	$3.64	$4.70
The computation of the expected volatility assumption used in the Black-Scholes model for purchase rights is based on the trading history of our common stock. The expected life assumption is based on the six-month term of each offering period. The risk-free interest rate is based on the yield of United States Treasury notes in effect at the time of grant. Since we have not declared any dividends in the past and we do not anticipate declaring any dividends in the foreseeable future, we use a zero value for the expected dividend value factor.

Stock-Based Compensation Expense
The following table sets forth stock-based compensation expense included in our consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of revenues	$222	$181	$598	$434
Selling, general and administrative	1,798	1,437	5,094	3,486
Research and development	493	359	1,305	783
Included in the table above is $76,000 and $87,000 of stock-based compensation expense related to non-employees in the three months ended September 30, 2008 and 2007, respectively, and $162,000 and $294,000 of stock-based compensation expense related to non-employees in the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008 and December 31, 2007, there was $284,000 and $256,000, respectively, of total stock-based compensation cost capitalized in inventories.
As of September 30, 2008, there was $17.9 million, $4.1 million and $322,000 of total unrecognized compensation cost for stock options, RSUs and the Purchase Plan, respectively, which is expected to be recognized over weighted average terms of 2.7 years, 3.4 years and 0.4 years, respectively.
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
Revenues for the three and nine months ended September 30, 2008 and 2007 based on geographic location are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
United States	$21,995	$15,819	$62,182	$46,235
Japan	11,977	8,305	30,888	23,429
Europe, the Middle East and Africa	8,348	6,072	24,163	17,003
Rest of world	1,798	1,278	5,009	3,938

	$44,118	$31,474	$122,242	$90,605

8. Income Taxes
We are subject to taxation in the U.S. and various state and foreign jurisdictions. We record liabilities for income tax contingencies based on our best estimate of the underlying exposures. We are open for audit by the U.S. Internal Revenue Service and state tax jurisdictions from our inception in 2000 to 2007. We are open for audit by Belgium and various European tax jurisdictions from the inception of Volcano Europe in 2003 to 2007. We are currently under audit by Japan tax jurisdictions for the years 2005 to 2007. No significant adjustments are expected.
For the three months ended September 30, 2008 and 2007, we recorded a provision for income taxes of approximately $248,000 and $258,000, respectively. For the nine months ended September 30, 2008 and 2007, we recorded a provision for income taxes of approximately $707,000 and $626,000, respectively. The provision for income taxes consisted primarily of foreign income taxes, domestic state income taxes and federal alternative minimum tax.

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
Overview
We design, manufacture and commercialize a broad suite of intravascular ultrasound, or IVUS, and functional measurement, or FM, products that we believe enhance the diagnosis and treatment of vascular and structural heart disease. Our products seek to deliver all of the benefits associated with conventional IVUS and FM devices, while providing enhanced functionality and proprietary features that address the limitations associated with conventional forms of these technologies. As a result, we believe that our IVUS and FM products have the potential to become the standard of care to address the needs of patients, hospitals, physicians and third-party payors on a cost-effective basis. We are also developing ultra-high resolution Optical Coherence Tomography, or OCT, systems and catheters, Forward-Looking IVUS, or FLIVUS, systems and catheters and image-guided therapy products.
We have corporate infrastructure in the United States, Europe and Japan; direct sales capabilities in the United States; and a combination of direct sales and distribution relationships in international markets, including Japan, Europe, the Middle East, Canada, Asia Pacific and Latin America. Our corporate office is located in San Diego, California. Our worldwide manufacturing and research and development operations are located in Rancho Cordova, California. We also have additional research and development facilities in Cleveland, Ohio; San Antonio, Texas; and Andover, Massachusetts. We have sales offices in Alpharetta, Georgia and Tokyo, Japan; sales and distribution offices in Zaventem, Belgium and Woodmead, South Africa; and a third-party distribution facility in Chiba, Japan.
We have focused on building our U.S. and international sales and marketing infrastructure to market our products to physicians and technicians who perform percutaneous interventional procedures in hospitals and to other personnel who make purchasing decisions on behalf of hospitals. As of September 30, 2008, we had approximately 747 worldwide employees, including approximately 314 manufacturing employees, 188 sales and marketing employees and approximately 107 research and development employees. Included in the 188 sales and marketing employees are 27 marketing employees, 120 sales and sales support employees in the United States, 21 sales and sales support employees in Europe, the Middle East and Africa, 18 sales and sales support employees in Japan and two direct sales representatives responsible for Asia.
In the nine months ended September 30, 2008 and 2007, 23.5% and 18.9%, respectively, of our revenues and 14.4% and 14.0%, respectively, of our operating expenses were denominated in foreign currencies, primarily the Euro and the Yen. We also have Euro-based intercompany receivables owed to Volcano Corporation by Volcano Europe S.A./N.V., or Volcano Europe. As a result, we are subject to risks related to fluctuations in foreign currency exchange rates, which could affect our operating results in the future.
Our IVUS products are comprised of consoles, single-procedure disposable catheters and advanced functionality options. Our IVUS product line includes ultrasound consoles that can be integrated directly into virtually any modern cath lab. Our family of consoles offers unique features, including both single-use phased array and rotational IVUS imaging catheters, single-procedure disposable pressure guide wires, and advanced functionality options, such as VH™ tissue characterization and ChromaFlo®. Our single-procedure disposable IVUS catheters and single-procedure disposable pressure wires only operate and interface with our family of IVUS consoles. We believe that we are the only company worldwide that offers both phased array and rotational catheters.
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
As of September 30, 2008, we had a worldwide installed base of over 2,900 IVUS consoles and over 800 FM consoles. We intend to grow and leverage this installed base to drive recurring sales of our single-procedure disposable catheters and guide wires. In the nine months ended September 30, 2008, the sale of our single-procedure disposable catheters and guide wires accounted for $89.6 million, or 73.3% of our revenues, a $21.0 million, or 30.5%, increase from the nine months ended September 30, 2007, in which the sale of our single-procedure disposable catheters and guide wires accounted for $68.6 million, or 75.8% of our revenues.
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
On October 23, 2007, we sold 8,050,000 shares of our common stock, including 1,050,000 shares under an over-allotment option exercised by the underwriters (the “2007 Offering”). The 2007 Offering, including the exercise of the over-allotment option, resulted in net proceeds to us of $122.8 million, after deducting offering expenses and underwriting discounts and commissions.
During the second half of 2007 and the first quarter of 2008, we pursued an acquisition with an interventional therapy company. Given the other entity’s complex legal structure, global revenue base and lack of U.S. GAAP financial statements, the due diligence and deal-related costs were unusually high. However, we were not able to reach a final definitive agreement and, during the nine months ended September 30, 2008, we expensed approximately $2.9 million in third-party costs incurred during the due diligence process.
On December 18, 2007, we acquired CardioSpectra, Inc., or CardioSpectra (the “CardioSpectra Acquisition”), a company founded in 2005 and based in San Antonio, Texas. The aggregate purchase price was $26.9 million and was comprised of cash payments of $25.2 million, transaction costs of $1.3 million and assumed liabilities of $0.4 million. Additional payments up to an aggregate of $38.0 million are due in the event that certain milestones, as set forth in the merger agreement, are achieved. The milestone payments are payable, at our sole discretion, in cash, shares of our common stock, or a combination of both. The accounting treatment for the milestone payments will be determined if and when the milestone payments become payable. Through CardioSpectra, we are developing OCT technology, which is expected to complement our existing product offerings and further enhance our position as an imaging technology leader in the field of interventional medicine. In connection with this acquisition, we charged $26.2 million of in-process research and development to expense in the year ended December 31, 2007. An additional $175,000 of in-process research and development was charged to expense during the nine months ended September 30, 2008.
On May 15, 2008, we acquired all of the outstanding equity interests of Novelis, Inc., or Novelis (the “Novelis Acquisition”), a privately-held company, which has proprietary ultrasonic visualization and therapy technology for minimally invasive diagnostic and therapeutic devices. The core product line of Novelis is based on FLIVUS technology. The aggregate purchase price of $12.3 million was paid in cash and included closings costs of $204,000. In addition, we may make an additional cash payment of $3.0 million based on the achievement of a specific regulatory milestone. Of the $12.3 million purchase price, approximately $100,000 was recorded in property and equipment and we charged $12.2 million of in-process research and development to expense during the nine months ended September 30, 2008.
On May 19, 2008 we and Goodman Company, Ltd., or Goodman, mutually terminated the Exclusive Distribution Agreement, dated September 27, 2004, pursuant to which Goodman distributed our IVUS products in Japan. Also on May 19, 2008, the oral agreement between us and Goodman, related to the exclusive distribution of our FM products in Japan, was terminated. On June 30, 2008, Goodman transferred to us all marketing authorization and other regulatory approvals, or SHONINs, for all specified products held by Goodman or its affiliates. Although Goodman currently continues to distribute our rotational IVUS and FM products in Japan on a non-exclusive, purchase order basis, there is no assurance that they will continue to do so in the future. Upon termination of our agreements with Goodman, each purchase order submitted by Goodman was required to be accompanied by payment in full or an irrevocable letter of credit in an amount equal to the entire invoice for such purchase order. For purchase orders submitted by Goodman on or after October 1, 2008, payment terms were again extended.
Economic conditions have recently deteriorated significantly in many countries and regions, including without limitation the United States, and may remain depressed for the foreseeable future. If our customers do not obtain or do not have access to the necessary capital to operate their businesses, or are otherwise adversely affected by the deterioration in national and worldwide economic conditions, this could result in reductions in the sales of our products, longer sales cycles and slower adoption of new technologies by our customers, which would materially and adversely affect our business. In addition, our customers’ and suppliers’ liquidity, capital resources and credit may be adversely affected by the current financial and credit crisis, which could adversely affect our ability to collect on our outstanding invoices and lengthen our collection cycles, or limit our timely access to important sources of raw materials necessary for the manufacture of our consoles and catheters. There can be no assurances that government responses to the disruptions in the financial or credit markets will improve the national and worldwide economic conditions in the near term.

Financial Operations Overview
The following is a description of the primary components of our revenues and expenses.
Revenues. We derive our revenues primarily from the sale of our IVUS and FM consoles and single-procedure disposables. In the nine months ended September 30, 2008, 85.9% of our revenues were derived from the sale of our IVUS consoles and IVUS single-procedure disposables, as compared with 85.8% in the nine months ended September 30, 2007. In the nine months ended September 30, 2008, 10.7% of our revenues were derived from the sale of our FM consoles and FM single-procedure disposables, as compared with 11.3% in the nine months ended September 30, 2007. Other revenues consist primarily of service and maintenance revenues, shipping and handling revenues, sales of distributed products, spare parts sales, and license fees.
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
Cost of Revenues. Cost of revenues consists primarily of material costs for the products that we sell and other costs associated with our manufacturing process, such as personnel costs, rent and depreciation. In addition, cost of revenues includes depreciation of company-owned consoles, royalty expenses for licensed technologies included in our products, service costs, provisions for warranty, distribution, freight and packaging costs and stock-based compensation expense. We expect our gross margin to improve over time if we are successful in our ongoing efforts to streamline and improve our manufacturing processes and increase production volumes.
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
In-process Research and Development. In-process research and development expense represents the estimated fair value assigned to research and development projects acquired in an acquisition that have not been completed as of the date of the acquisition and that have no future alternative use. Certain additional payments that may be required in connection with our acquisitions could result in future charges to in-process research and development.
Amortization of Intangibles. Intangible assets, which consist of our developed technology, licenses, customer relationships, assembled workforce and patents and trademarks, are amortized using the straight-line method over their estimated useful lives ranging from three to ten years.
Interest Income. Interest income is comprised of interest income earned from our cash and cash equivalents and short-term available-for-sale investments. We expect our interest income to decrease to the extent short-term interest rates continue to decline or our cash and cash equivalents and short-term available-for-sale investments decline.
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

Results of Operations
The following table sets forth items derived from our consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, presented in both absolute dollars (in thousands) and as a percentage of revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
		Percent		Percent		Percent		Percent
		of		of		of		of
	2008	Revenues	2007	Revenues	2008	Revenues	2007	Revenues

Revenues:	$44,118	100.0%	$31,474	100.0%	$122,242	100.0%	$90,605	100.0%

Cost of revenues	16,581	37.6	12,285	39.0	45,915	37.6	35,466	39.1

Gross profit	27,537	62.4	19,189	61.0	76,327	62.4	55,139	60.9

Operating expenses:

Selling, general and administrative	19,546	44.3	16,005	50.8	62,405	51.0	44,271	48.9

Research and development	6,879	15.6	4,837	15.4	18,823	15.4	15,241	16.8

In-process research and development	—	—	—	—	12,407	10.2	—	—

Amortization of intangibles	786	1.8	751	2.4	2,337	1.9	2,313	2.6

Total operating expenses	27,211	61.7	21,593	68.6	95,972	78.5	61,825	68.3

Operating income (loss)	326	0.7	(2,404)	(7.6)	(19,645)	(16.1)	(6,686)	(7.4)

Interest income	1,109	2.5	1,213	3.8	4,206	3.5	3,630	4.0

Interest expense	(2)	—	(32)	(0.1)	(8)	—	(193)	(0.2)

Exchange rate gain (loss)	(441)	(1.0)	829	2.6	1,091	0.9	1,042	1.2

Income (loss) before provision for income taxes	992	2.2	(394)	(1.3)	(14,356)	(11.7)	(2,207)	(2.4)

Provision for income taxes	248	0.5	258	0.8	707	0.6	626	0.7

Net income (loss)	$744	1.7%	$(652)	(2.1)%	$(15,063)	(12.3)%	$(2,833)	(3.1)%

The following table sets forth our revenues by geography for the three and nine months ended September 30, 2008 and 2007, expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2008	2007	Change	2008	2007	Change
Revenues(1):
United States	$21,995	$15,819	39.0%	$62,182	$46,235	34.5%
Japan	11,977	8,305	44.2	30,888	23,429	31.8
Europe, the Middle East and Africa	8,348	6,072	37.5	24,163	17,003	42.1
Rest of world	1,798	1,278	40.7	5,009	3,938	27.2

	$44,118	$31,474	40.2	$122,242	$90,605	34.9

1.	Revenues are attributed to countries based on the location of the customer, except for shipments by original equipment manufacturers, which are attributed to the country of the origin of the equipment distributed.

The following table sets forth our revenues by product expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Three Months Ended September 30,			Nine Months Ended September 30,
		`	Percentage			Percentage
	2008	2007	Change	2008	2007	Change
IVUS:
Consoles	$10,556	$5,931	78.0%	$27,468	$18,026	52.4%
Single-procedure disposables	27,173	21,113	28.7	77,534	59,698	29.9
FM:
Consoles	450	491	(8.4)	1,045	1,289	(18.9)
Single-procedure disposables	4,506	2,791	61.4	12,064	8,949	34.8
Other	1,433	1,148	24.8	4,131	2,643	56.3

	$44,118	$31,474	40.2	$122,242	$90,605	34.9

Comparison of Three Months Ended September 30, 2008 and 2007
Revenues. Revenues increased $12.6 million, or 40.2%, to $44.1 million in the three months ended September 30, 2008, as compared to revenues of $31.5 million in the three months ended September 30, 2007. In the three months ended September 30, 2008, IVUS revenues increased $10.7 million, or 39.5%, as compared to the three months ended September 30, 2007, which is comprised of a $6.1 million, or 28.7%, increase in sales of our single-procedure disposable IVUS products and an increase of $4.6 million, or 78.0%, from sales of our IVUS consoles. In the three months ended September 30, 2008, FM revenues increased $1.7 million, or 51.0%, as compared to the three months ended September 30, 2007, which is comprised of an increase of $1.7 million, or 61.4%, in sales of our single-procedure disposable FM products, which was partially offset by a decrease of $41,000, or 8.4%, in sales of our FM consoles. Other revenues increased $285,000, or 24.8%, due primarily to increases in service and maintenance revenues, sales of distributed products and shipping and handling revenues, which were partially offset by a decrease in spare parts sales. The increases in IVUS and FM revenues were primarily due to growth in the overall IVUS and FM markets and the launch of new products. In addition, revenues in the three months ended September 30, 2008 were also favorably impacted by $834,000 in foreign currency translation, when compared to the three months ended September 30, 2007. Increases in revenues were realized across all of our key geographic markets.
Cost of Revenues. Cost of revenues increased $4.3 million, or 35.0%, to $16.6 million, or 37.6% of revenues in the three months ended September 30, 2008, from $12.3 million, or 39.0% of revenues in the three months ended September 30, 2007. Gross margin was 62.4% of revenues in the three months ended September 30, 2008, up from 61.0% of revenues in the three months ended September 30, 2007. The increase in the cost of revenues was primarily due to higher sales volume. The increase in gross margin resulted primarily from a decrease in the production costs of disposable products due to ongoing cost reduction initiatives and higher manufacturing capacity utilization, partially offset by higher service, distribution and freight costs.
Selling, General and Administrative. Selling, general and administrative expenses increased $3.5 million, or 22.1%, to $19.5 million, or 44.3% of revenues in the three months ended September 30, 2008, as compared to $16.0 million, or 50.8% of revenues in the three months ended September 30, 2007. The increase in the three months ended September 30, 2008 as compared with the three months ended September 30, 2007 was primarily due to increased headcount resulting from the expansion of our sales force, increased infrastructure expenses to support company growth, higher marketing expenses (largely the result of an increase in promotional activities) and higher stock-based compensation expense, partially offset by lower professional fees related to complying with the requirements of the Sarbanes-Oxley Act of 2002.
Research and Development. Research and development expenses increased $2.0 million, or 42.2%, to $6.9 million, or 15.6% of revenues in the three months ended September 30, 2008, as compared to $4.8 million, or 15.4% of revenues in the three months ended September 30, 2007. The increase in research and development expenses in the three months ended September 30, 2008 was primarily due to higher costs associated with the development of our OCT and FLIVUS products.
Amortization of Intangibles. Amortization expense was relatively constant at $786,000, or 1.8% of revenues in the three months ended September 30, 2008, as compared to $751,000, or 2.4% of revenues in the three months ended September 30, 2007.

Interest Income. Interest income was relatively constant at $1.1 million, or 2.5% of revenues in the three months ended September 30, 2008, as compared to $1.2 million, or 3.8% of revenues in the three months ended September 30, 2007. The decrease was due to a decrease in the weighted-average interest rate on our investments, partially offset by an increase in our cash and cash equivalents and short-term available-for-sale investments, which was generated primarily by our 2007 Offering.
Interest Expense. Interest expense decreased $30,000, or 93.8%, to $2,000 in the three months ended September 30, 2008, as compared to $32,000 in the three months ended September 30, 2007. The decrease was entirely due to a reduction in debt balances.
Exchange Rate Gain (Loss). Exchange rate loss for the three months ended September 30, 2008 was $441,000, as compared to an exchange rate gain of $829,000 in the three months ended September 30, 2007. The loss in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, primarily relates to the strengthening of the U.S. dollar against the Euro and its impact on the Euro-based intercompany receivables owed to Volcano Corporation by Volcano Europe.
Provision for Income Taxes. Provision for income taxes for the three months ended September 30, 2008 was $248,000, compared to a provision of $258,000 for the three months ended September 30, 2007. The provision for income taxes consisted primarily of foreign income taxes, domestic state income taxes and AMT.
Comparison of Nine Months Ended September 30, 2008 and 2007
Revenues. Revenues increased $31.6 million, or 34.9%, to $122.2 million in the nine months ended September 30, 2008, as compared to revenues of $90.6 million in the nine months ended September 30, 2007. In the nine months ended September 30, 2008, IVUS revenues increased $27.3 million, or 35.1%, as compared to the nine months ended September 30, 2007, which is comprised of an increase of $17.8 million, or 29.9%, from sales of our single-procedure disposable IVUS products and an increase of $9.5 million, or 52.4% in sales of our IVUS consoles. In the nine months ended September 30, 2008, FM revenues increased $2.9 million, or 28.0%, as compared to the nine months ended September 30, 2007, which is comprised of an increase of $3.1 million, or 34.8%, in sales of our single-procedure disposable FM products, which was partially offset by a decrease of $244,000, or 18.9%, in sales of our FM consoles. Other revenues increased $1.5 million, or 56.3%, due primarily to increases in service and maintenance revenues, sales of distributed products and shipping and handling revenues, which were partially offset by a decrease in spare parts sales. The increases in IVUS and FM revenues were primarily due to growth in the overall IVUS and FM markets and the launch of new products. In addition, revenues in the nine months ended September 30, 2008 were also favorably impacted by $2.9 million in foreign currency translation, when compared to the nine months ended September 30, 2007. Increases in revenues were realized across all our key geographic markets.
Cost of Revenues. Cost of revenues increased $10.4 million, or 29.5%, to $45.9 million, or 37.6% of revenues in the nine months ended September 30, 2008, from $35.5 million, or 39.1% of revenues in the nine months ended September 30, 2007. Gross margin was 62.4% of revenues in the nine months ended September 30, 2008, up from 60.9% of revenues in the nine months ended September 30, 2007. The increase in the cost of revenues was primarily due to higher sales volume. The increase in gross margin resulted primarily from a decrease in production costs of disposables products due to ongoing cost reduction initiatives and higher manufacturing capacity utilization, partially offset by higher distribution, service and depreciation costs.
Selling, General and Administrative. Selling, general and administrative expenses increased $18.1 million, or 41.0%, to $62.4 million, or 51.0% of revenues in the nine months ended September 30, 2008, as compared to $44.3 million, or 48.9% of revenues in the nine months ended September 30, 2007. The increase in the nine months ended September 30, 2008 as compared with the nine months ended September 30, 2007 was primarily due to increased headcount resulting from the expansion of our sales force, higher marketing expenses (largely the result of an increase in promotional activities and customer training expense), acquisition-related expenses, increased infrastructure expenses and higher stock-based compensation expense, partially offset by lower professional fees related to complying with the requirements of the Sarbanes-Oxley Act of 2002.
Research and Development. Research and development expenses increased $3.6 million, or 23.5%, to $18.8 million, or 15.4% of revenues in the nine months ended September 30, 2008, as compared to $15.2 million, or 16.8% of revenues in the nine months ended September 30, 2007. The increase in research and development expenses in the nine months ended September 30, 2008 was primarily due to higher costs associated with development of our OCT and FLIVUS products, increased clinical and regulatory costs and an increase in stock-based compensation expense, partially offset by lower IVUS and FM product development expenses.
In-process Research and Development. In-process research and development expenses were $12.4 million, or 10.2% of revenues in the nine months ended September 30, 2008. Of this amount, $12.2 million related to the Novelis Acquisition. There were no in-process research and development expenses in the nine months ended September 30, 2007.

Amortization of Intangibles. Amortization expense was relatively constant at $2.3 million, or 1.9% of revenues in the nine months ended September 30, 2008, as compared to $2.3 million, or 2.6% of revenues in the nine months ended September 30, 2007.
Interest Income. Interest income increased $576,000, or 15.9%, to $4.2 million in the nine months ended September 30, 2008, as compared to $3.6 million in the nine months ended September 30, 2007. The increase was primarily due to an increase in our cash and cash equivalents and short-term available-for-sale investments, which was generated primarily by our 2007 Offering, partially offset by a decrease in the weighted-average interest rate on our investments.
Interest Expense. Interest expense decreased $185,000, or 95.9%, to $8,000 in the nine months ended September 30, 2008, as compared to $193,000 in the nine months ended September 30, 2007. The decrease was entirely due to a reduction in debt balances.
Exchange Rate Gain (Loss). Exchange rate gain for the nine months ended September 30, 2008 was relatively constant at $1.1 million, as compared to $1.0 million for the nine months ended September 30, 2007.
Provision for Income Taxes. Provision for income taxes for the nine months ended September 30, 2008 was $707,000, compared to a provision for income taxes of $626,000 for the nine months ended September 30, 2007. The provision for income taxes consisted primarily of foreign income taxes, domestic state income taxes and AMT.
Liquidity and Capital Resources
Sources of Liquidity
At September 30, 2008, our cash and cash equivalents and short-term available-for-sale investments totaled $176.7 million. We invest our excess funds in short-term securities issued by corporations, banks, municipalities and financial holding companies and in money market funds comprised of these same types of securities. We do not hold auction-rate or mortgage-backed securities.
On October 23, 2007, we sold 8,050,000 shares of our common stock, including 1,050,000 shares under an over-allotment option exercised by the underwriters. The follow-on offering, including the exercise of the over-allotment option, resulted in net proceeds to the company of $122.8 million, after deducting offering expenses and underwriting discounts and commissions.
Cash Flows
Cash Flows from Operating Activities. Cash provided by operating activities of $10.4 million for the nine months ended September 30, 2008 reflected our net loss of $15.1 million, offset by $12.4 million of in-process research and development expenses primarily related to the Novelis Acquisition, and adjustments for non-cash expenses, consisting primarily of $7.0 million of depreciation and amortization and $7.0 million of stock-based compensation expense. In addition, accounts receivable decreased $2.6 million and accounts payable and accrued liabilities increased $4.0 million. These amounts were partially offset by a $4.5 million increase in inventories. The decrease in accounts receivable was primarily due to payments received from Goodman. The increase in accounts payable and accrued liabilities was primarily due to higher inventory purchases and the timing of payments and the increase in inventories was primarily due to anticipated higher sales volumes.
Cash Flows from Investing Activities. Cash used in investing activities was $26.8 million in the nine months ended September 30, 2008, which consisted primarily of $98.4 million used to purchase short-term available-for-sale investments, $13.7 million used for acquisitions, primarily the Novelis Acquisition, $10.7 million used for capital expenditures, primarily for medical diagnostic equipment, and $391,000 used for the purchase of intangible assets. These amounts were mostly offset by $96.4 million resulting from the sale or maturity of short-term available-for-sale investments.
Cash Flows from Financing Activities. Cash provided by financing activities was $2.5 million in the nine months ended September 30, 2008, resulting primarily from proceeds of $1.6 million from the issuance of stock under our employee stock purchase plan and $1.0 million of proceeds from the exercise of common stock options. These sources of cash were slightly offset by $111,000 from the repayment of long-term debt.

Future Liquidity Needs
Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our sales growth, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies and market and regulatory developments. As of September 30, 2008, we believe our current cash and cash equivalents and our short-term available-for-sale investments will be sufficient to fund working capital requirements, capital expenditures and operations for at least the next twelve months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.
Our ability to fund our longer-term cash needs is subject to various risks, many of which are beyond our control — See Part II, Item 1A — “Risk Factors.” Should we require additional funding, such as to make additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities. We cannot assure that such funding will be available in needed quantities or on terms favorable to us.
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2007 and there have been no material changes during the nine months ended September 30, 2008.
Off-Balance Sheet Arrangements
As of September 30, 2008, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Our exposure to interest rate risk at September 30, 2008, is related to the investment of our excess cash into highly liquid, short-term financial investments. We invest in money market funds in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments. We do not hold auction-rate or mortgage-backed securities. Due to the short-term nature of our investments, we have assessed that there is no material exposure to interest rate risk arising from them.
We are exposed to foreign currency risk related to our European and Japanese operations. We do not engage in hedging activities with respect to our foreign exchange risk. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro and the Yen, could adversely affect our financial results. During the three and nine months ended September 30, 2008, revenues were positively impacted by the valuation of foreign currencies, primarily the Euro, versus the U.S. dollar. Since September 30, 2008, the U.S. dollar has strengthened versus the Euro. In periods of a strengthening U.S. dollar, our results of operations including the amount of revenue that we report in future periods could be negatively impacted.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
During the quarter ended September 30, 2008, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter covered by this quarterly report on Form 10-Q. There were no changes in our internal control over financial reporting during such period that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time we become subject to legal proceedings in the ordinary course of our business. We are not currently involved in any legal proceedings that we believe will, either individually or in the aggregate, materially and adversely affect our business.
Item 1A. Risk Factors
This “Risk Factors” section provides updated information in certain areas from the “Risk Factors” set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2007 (the “Annual Report”). Set forth below are certain risk factors that have been substantively expanded or updated from the Annual Report. The risks and uncertainties described in the Annual Report, as expanded or updated below do not constitute all the risk factors that pertain to our business but we do believe that they reflect the more important ones. Please review the Annual Report for a complete listing of “Risk Factors” that pertain to our business.
Risks Related to Our Business and Industry
General national and worldwide economic conditions may materially and adversely affect our financial performance and results of operations.
Our operations and performance depend significantly on national and worldwide economic conditions and the resulting impact on purchasing decisions and the level of spending on our products by customers in the geographic markets in which our intravascular ultrasound, or IVUS and functional measurement, or FM products are sold or distributed. These economic conditions have recently deteriorated significantly in many countries and regions, including without limitation the United States, and may remain depressed for the foreseeable future. If our customers do not obtain or do not have access to the necessary capital to operate their businesses, or are otherwise adversely affected by the deterioration in national and worldwide economic conditions, this could result in reductions in the sales of our products, longer sales cycles and slower adoption of new technologies by our customers, which would materially and adversely affect our business. In addition, our customers’ and suppliers’ liquidity, capital resources and credit may be adversely affected by the current financial and credit crisis, which could adversely affect our ability to collect on our outstanding invoices and lengthen our collection cycles, or limit our timely access to important sources of raw materials necessary for the manufacture of our consoles and catheters. There can be no assurances that government responses to the disruptions in the financial or credit markets will improve the national and worldwide economic conditions in the near term.
We have a limited operating history, have incurred significant operating losses since inception and cannot assure you that we will achieve profitability.
We were formed in January 2000 and until 2003 were a development stage company substantially devoted to the research and development of tools designed to diagnose vulnerable plaque. In July 2003, we acquired substantially all of the assets related to the IVUS and FM product lines from Jomed, Inc., or the Jomed Acquisition, and commenced the manufacturing, sale and distribution of IVUS and FM products. In December 2007, we acquired Optical Coherence Tomography, or OCT, technology from CardioSpectra, Inc., or CardioSpectra, and in May 2008, we acquired Forward-Looking IVUS, or FLIVUS, technology from Novelis, Inc., or Novelis. We have yet to demonstrate that we have sufficient revenues to become a sustainable, profitable business. Even if we do increase revenues, we expect our operating expenses will increase as we expand our business to meet anticipated growing demand for our products and as we devote resources to our sales, marketing and research and development activities. If we are unable to reduce our cost of revenues and our operating expenses, we may not achieve profitability. As of September 30, 2008, we had an accumulated deficit of $105.7 million. We expect to experience quarterly fluctuations in our revenues due to the timing of capital purchases by our customers and to a lesser degree the seasonality of disposable consumption by our customers and our expenses as we make future investments in research and development, selling and marketing and general and administrative activities that will cause us to experience variability in our reported earnings and losses in future periods. Failure to achieve and sustain profitability would negatively impact the market price of our common stock.
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
We currently depend on third-party distributors to sell our products. If these distributors cease or limit operations or experience a disruption of their operations of business, or are not successful in selling our products, we may be unable to increase or maintain our level of revenues. Over the long term, we intend to grow our business internationally, and to do so we will need to attract additional distributors to expand the territories in which we do not directly sell our products. Our distributors may not commit the necessary resources to market and sell our products. If current or future distributors do not continue to distribute our products or do not perform adequately or if we are unable to locate distributors in particular geographic areas, we may not realize revenue growth internationally.
A significant portion of our annual revenues is derived from sales to our Japanese distributors, primarily Fukuda Denshi Co., Ltd., or Fukuda Denshi, Goodman Company Ltd., or Goodman and Johnson & Johnson K.K., Medical Company, or Johnson & Johnson. In the nine months ended September 30, 2008, we generated revenues of $30.9 million, which accounted for approximately 25.3% of our revenues, from sales to our Japanese distributors. In the nine months ended September 30, 2008, Goodman accounted for 14.6% of our revenues.
On May 19, 2008, we and Goodman mutually terminated the Exclusive Distribution Agreement, dated September 27, 2004, pursuant to which Goodman distributed our rotational IVUS products in Japan on an exclusive basis. Additionally, on May 19, 2008, the oral agreement between us and Goodman, relating to the exclusive distribution of our FM products in Japan, originally distributed by Goodman under the International Distributor Agreement, dated September 17, 1994, by and among the Company, Goodman and Kaneko Enterprise, Inc., as amended, and any other oral agreements between the Company and Goodman relating to the distribution of our products in Japan, was terminated.
On June 30, 2008, Goodman transferred to us all marketing authorization and other regulatory approvals, or SHONINs, for all rotational IVUS and FM products held by Goodman or its affiliates. Although Goodman currently continues to distribute our rotational IVUS and FM products in Japan on a non-exclusive, purchase order basis, there is no assurance that they will continue to do so in the future. Upon termination of our agreements with Goodman, each purchase order submitted by Goodman was required to be accompanied by payment in full or an irrevocable letter of credit in an amount equal to the entire invoice for such purchase order. For purchase orders submitted by Goodman on or after October 1, 2008, payment terms were again extended.
We entered into an agreement with Fukuda Denshi in March 2006 that extended our commercial relationship through June 2012. This agreement became effective upon the transfer of the related regulatory approvals held by Fukuda Denshi, which took place on June 1, 2006. We also entered into a distribution agreement with Johnson and Johnson in December 2006.
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
We derive, and anticipate we will continue to derive, a significant portion of our revenues from operations in Japan and Europe. In the nine months ended September 30, 2008, revenues to customers located in Japan and Europe were $30.9 million and $24.2 million, representing 25.3% and 19.8%, respectively, of our total revenues. As we expand internationally, we will need to hire, train and retain qualified personnel for our direct sales efforts, retain distributors and train their personnel in countries where language, cultural or regulatory impediments may exist. We cannot ensure that distributors, physicians, regulators or other government agencies will accept our products, services and business practices. In addition, we purchase some components on the international market. The sale and shipment of our products and services across international borders, as well as the purchase of components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions, including:
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
We rely on AMI Semiconductors, Inc., or AMIS, for the supply of application specific integrated circuits, or ASICs, and for the supply of wafers used in the manufacture of our IVUS consoles and our catheters. These ASICs and wafers are critical to these products, and there are relatively few alternative sources of supply. We do not carry a significant inventory of either component. If we had to change suppliers, we expect that it would take at least a year, and possibly 18 months or longer, to identify an appropriate replacement supplier, complete design work and undertake the necessary inspections before the ASICs or wafers would be available. We rely on International Micro Industries, Inc., or IMI, to undertake additional processing of certain of the ASICs that are produced by AMIS for use in the manufacture of our catheters. We do not carry a significant inventory of the circuits that are finished by IMI. We expect that in the event it is necessary to replace IMI, it would take at least three months, and possibly six months or longer, to identify an appropriate replacement supplier that is able to undertake the additional processing on the ASICs. We are not parties to supply agreements with either AMIS or IMI but instead use purchase orders as needed.
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
In addition, we implemented a new automated system to replace the customized equipment, which is no longer produced or supported by a third party for the manufacture of the scanners located on our phased array catheters. The new automated system is located at EIT’s facility and we are dependent on EIT for the day-to-day control and protection of the system. If the new automated system does not perform as expected, or if we are not provided with the product as requested, or if we are not provided access to the system, we may encounter delays in the manufacture of our catheters and many not have sufficient inventory to meet our customers’ demands, which could negatively impact our revenues.
Our reliance on these sole source suppliers subjects us to a number of risks that could impact our ability to manufacture our products and harm our business, including:

•	inability to obtain adequate supply in a timely manner or on commercially reasonable terms;

•	interruption or delayed delivery of supply resulting from difficulty in accessing financial or credit markets or otherwise secure cash and capital resources or from modifications to, or discontinuation of, a supplier’s operations;

•	interruption of supply resulting from modifications to, or discontinuation of, a supplier’s operations;

•	delays in product shipments resulting from uncorrected defects, reliability issues or a supplier’s variation in a component;

•	uncorrected quality and reliability defects that impact performance, efficacy and safety of products from replacement suppliers;

•	price fluctuations due to a lack of long-term supply arrangements for key components with our suppliers;

•	difficulty identifying and qualifying alternative suppliers for components in a timely manner;

•	production delays related to the evaluation and testing of products from alternative suppliers and corresponding regulatory qualifications; and

•	delays in delivery by our suppliers due to changes in demand from us or their other customers.
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
We are conservative in our investment policies and invest our excess cash primarily in corporate notes, money market funds and U.S. municipal debt securities. As of September 30, 2008, we have invested our excess cash in money market funds and securities issued by banks and corporations. The interest paid on these types of investments and the value of certain securities may decline in the future as credit markets adjust to the mortgage crisis. While our investment portfolio has not yet been adversely impacted, if there is continued and expanded disruption in the credit markets, our investment portfolio could be adversely affected in the future.
Risks Related to Government Regulation
If we fail to adequately manage our regulatory responsibilities following the Japanese regulatory approvals, our ability to sell our IVUS products in Japan would be impaired.
We currently market our IVUS products in Japan under two types of regulatory approval known as a SHONIN and a NINSHO. SHONINS for medical devices are issued by Japan’s Ministry of Health, Labour and Welfare to a Marketing Authorization Holder, or MAH, who thereafter holds the SHONINS for, or possesses regulatory approval permitting the import of such devices into Japan. NINSHOS for medical devices are issued by MHLW-approved third-party agencies such as BSI-Japan. Under the third-party program, only certain devices are authorized to be reviewed and approved in this manner. Our IVUS imaging consoles fall within this category and we have elected to participate in this program and have received approval for the s5i. The SHONINS for our IVUS products were previously held by Fukuda Denshi, the MAH for our IVUS products, who acted as our importer, is one of our Japanese distributors and has been responsible for our regulatory compliance in Japan. Until June 1, 2006, we did not have the authority to import or sell our IVUS products directly in Japan, and we were dependent on Fukuda Denshi to do so. The SHONINs for our rotational IVUS and FM products were previously held by Goodman, the MAH for our rotational IVUS and FM products, who acted as our importer, is one of our Japanese distributors and has been responsible for our regulatory compliance in Japan. Until June 30, 2008, we did not have the authority to import or sell our rotational IVUS and FM products directly in Japan, and we were dependent on Goodman to do so.
Fukuda Denshi transferred the SHONINs for our phased-array IVUS products to us on June 1, 2006. Goodman transferred the SHONINs for our rotational IVUS and FM products to us on June 30, 2008. Due to the transfer of the SHONINs, responsibility for Japanese regulatory filings and future compliance resides with us. There is a risk that the transfer of the SHONINs and regulatory responsibility will lead to disruption or lack of coordination in our ongoing compliance activities in Japan. As the holder of the SHONINs, we have the authority to import and sell those phased-array and rotational IVUS and FM products for which we have the SHONINs as well as those products for which we have obtained a NINSHO; but are subject to greater scrutiny. As such, we have to dedicate greater internal resources to direct regulatory compliance in Japan. We cannot guarantee that we will be able to adequately meet the increased regulatory responsibilities. Non-compliance with Japanese regulations may result in action to prohibit further importation and sale of our products in Japan, a significant market for our products. If we are unable to sell our phased-array and rotational IVUS and FM products in Japan, we will lose a significant part of our annual revenues, and our business will be substantially impacted.
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
We expect to file new SHONIN applications for our IVUS catheters and our IVUS consoles sometime between 2008 and 2010, although we are not required under the Japanese regulatory laws to do so until 2010 and we may decide to file such new SHONIN applications at a time that is deemed advantageous. This new filing will comply with the new law which encompasses design, manufacturing, shipping and quality processes. In connection with the new law, the Japanese government has prepared new guidance documents, including one document that addresses raw materials that along with the new law, greatly expand the required content of the product approval application from the prior law. With the existing SHONINs, we relied on Fukuda Denshi’s regulatory expertise that the product approval applications appropriately reflected our devices and therefore were in compliance with the law at the time as well as its assessment regarding continuing compliance with the law over the years. We are now the MAH for our phased-array and rotational IVUS and FM products and have full responsibility for their continued legal compliance in Japan.
We cannot guarantee that the Japanese regulatory authorities will not take a different view of compliance with the existing SHONINs and conclude that because the new laws require inclusion of new information, we must cease marketing or even recall our phased-array and rotational IVUS and FM catheters until we have updated, and received approval of, our SHONIN to include the additional information required by the new law. Alternatively, the Japanese regulatory authorities could disagree with our distributor’s past conclusions and determine that we should have disclosed this information in the earlier SHONINs that were filed under prior law, and they could require us to cease marketing, recall the product or impose other regulatory penalties. In the event that the Japanese regulatory authorities come to such a conclusion and take corrective action, our business will suffer from lost revenue, lost reputation and lost market share.

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds
In August 2008, we issued 104,474 shares of common stock to a purchaser in connection with the net exercise of a warrant to purchase 127,400 shares of our common stock at a price of $3.30 per share.
The issuance of common stock was determined to be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), or Regulation D thereunder as a transaction by an issuer not involving a public offering. The purchaser in such transaction was not an “affiliate” of the Company, as defined under the Act, and represented its intention to acquire the common stock for investment only and not with a view to or for resale in connection with any distribution thereof. The sale of these shares of common stock was made without general solicitation or advertising and there were no underwriters used in connection with the sale of these shares of common stock. The purchaser had adequate access, through its relationships with us, to information about us.

Item 6. Exhibits

Exhibit
No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on August 29, 2008, and incorporated herein by reference).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

4.3	Fourth Amended and Restated Investor Rights Agreement, dated February 18, 2005, by and among the Registrant and certain stockholders (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.7	Rights Agreement, by and between the Registrant and American Stock Transfer & Trust Company, dated June 20, 2006 (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ John T. Dahldorf John T. Dahldorf	Chief Financial Officer (principal financial officer, principal accounting officer and duly authorized officer)	November 7, 2008

Exhibit Index

Exhibit
No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on August 29, 2008, and incorporated herein by reference).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

4.3	Fourth Amended and Restated Investor Rights Agreement, dated February 18, 2005, by and among the Registrant and certain stockholders (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.7	Rights Agreement, by and between the Registrant and American Stock Transfer & Trust Company, dated June 20, 2006 (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.