Form 10-K
period 2008-12-31
Volcano Corp
filed 2009-03-10
CIK 1354217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-52045

Volcano Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0928885
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

11455 El Camino Real, Suite 460	92130
San Diego, California	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:

(800) 228-4728

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 per share par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2008 (which is the last business day of registrant’s most recently completed second fiscal quarter), as reported on the NASDAQ Global Market was approximately $290.1 million. Approximately 23.5 million shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock at June 30, 2008 have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At March 1, 2009, 48,204,237 shares of Common Stock, par value $0.001, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

VOLCANO CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008

This annual report on Form 10-K contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. In some cases, you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These statements include, but are not limited to, those concerning the following; our intentions, beliefs and expectations regarding our future financial performance, anticipated growth and trends in our business; the timing and success of our clinical trials and regulatory submissions; our belief that our cash and cash equivalents and short-term available for sale investments will be sufficient to satisfy our anticipated cash requirements; our operating results; our expectations regarding our revenues and customers: our distributors and statements regarding market penetration and expansion efforts. Forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the “Risk Factors” section of this Form 10-K. Any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

We currently have registered trademarks including, but not limited to, Volcano®, Eagle Eye®, Visions®, Revolution®, ComboWire®, SmartMap®, ComboMap®, SmartWire®, Brightwire®, FloWire®, WaveWire®, VH®, Trak Back®, FloMap®, ChromaFlo® and Avanar® and are in the process of registering certain other of our trademarks with the United States Patent and Trademark Office including, but not limited to, vfusion powered by VolcanoTM, vfusionTM, AimTM, Safe and SoundTM , Primewire™, SpinVisionTM and pcFM™. We have other common law trademarks as well. Other brand names or trademarks appearing in this Annual Report are the property of their respective holders.

PART I

Item 1.	Business

Overview

We design, develop, manufacture and commercialize a broad suite of intravascular ultrasound, or IVUS, and functional measurement, or FM, products. We believe that these products enhance the diagnosis and treatment of vascular heart disease by improving the efficiency and efficacy of existing percutaneous interventional, or PCI, therapy procedures in the coronary or peripheral arteries. We market our products to physicians and technicians who perform PCI procedures in hospitals and to other personnel who make purchasing decisions on behalf of hospitals.

Our IVUS products consist of ultrasound consoles, single-procedure disposable phased array and rotational IVUS imaging catheters and additional functionality options such as virtual histology, or VH, IVUS tissue characterization and ChromaFlo stent apposition analysis. Our IVUS consoles are marketed as stand-alone units or customized units that can be integrated into a variety of hospital-based interventional surgical suites called catheterization laboratories, or cath labs. We have developed customized cath lab versions of these consoles and are developing additional functionality options as part of our cath lab integration initiative. Our IVUS consoles have been designed to serve as a multi-modality platform for our phased array and rotational IVUS catheters, fractional flow reserve, or FFR, pressure wires and Medtronic’s Pioneer reentry device. We are developing additional offerings for integration into the platform, including Forward-Looking IVUS, or FLIVUS, catheters, image-guided therapy catheters and ultra-high resolution Optical Coherence Tomography, or OCT, systems and catheters.

Our FM offerings include consoles and single-use pressure and flow guide wires used to measure the pressure and flow characteristics of blood around plaque enabling physicians to gauge the plaque’s physiological impact on blood flow and pressure.

We have or are building direct sales capabilities in the United States, Western Europe, and Japan and have approximately 50 distributor relationships in 40 other countries. During the year ended December 31, 2008, we generated worldwide revenues of $171.5 million and incurred an operating loss of $19.7 million. At December 31, 2008, we had a worldwide installed base of over 3,200 IVUS consoles and over 800 FM consoles. We intend to grow and leverage this installed base of consoles to drive recurring sales of our single-procedure disposable catheters and guide wires, which accounted for approximately 73% of our revenues during the year ended December 31, 2008. In 2008, 51% of the Company’s revenues were generated in the United States, with the balance of sales occurring in international markets.

Our Strategy

We have a number of new offerings under development and our strategy is to offer a multi-modality platform that seeks to deliver all of the benefits associated with conventional IVUS and FM devices, while providing enhanced functionality and proprietary features that address the limitations associated with conventional forms of these technologies. Factors driving our strategy include:

•

Accelerating the trend towards less invasive procedures. Our IVUS products offer continuous, real-time three-dimensional imaging, plaque visualization, color-coded identification of plaque composition, and automatic drawing of lumen and vessel borders allowing for automatic vessel sizing. Our FM products offer physicians a simple pressure and flow based method to determine whether stenting or additional PCI is required. We believe our combination of IVUS enhancements and functional assessment is instrumental in facilitating less invasive procedures.

•

Improving ease of use of IVUS technologies to drive market adoption. We have designed our console offerings to be “always there, always on, and easy to use.” Our consoles are easily integrated into an existing or newly constructed cath lab facility. In addition, our IVUS offerings provide intravascular visualization during stenting procedures and also help physicians to conduct increasingly complex percutaneous procedures.

•

Improving the diagnosis of cardiovascular disease. We believe our VH IVUS products will significantly improve the diagnosis of cardiovascular disease by addressing the limitations of diagnostic angiography, and will allow clinicians to identify patients and lesions at risk for future adverse coronary vascular system events.

•

Improving the outcomes of percutaneous interventional procedures. We believe our products, enabled with novel technological enhancements, provide clinically significant information that improves the outcomes of current and increasingly complex PCI procedures.

•

Decreasing the number of interventional devices used per procedure and optimizing their usage. FM products offer the opportunity to physiologically assess lesion severity and determine whether stents are needed. Additionally, our IVUS products provide intra-vascular imaging. As a result, our IVUS and FM products have the potential to reduce the number of devices deployed by identifying the correct lesion appropriate for stenting and ensuring that it is placed and expanded correctly thereby enhancing patient outcomes and lowering treatment costs.

•

Enabling new procedures to treat CAD, PAD and structural heart disease. Current treatment of a number of vascular and structural heart diseases, including coronary, peripheral and carotid artery disease and atrial fibrillation, is limited by conventional catheter-based techniques and angiography. Because our technologies address many of these current limitations, we believe our products provide the potential to enable these diseases to be diagnosed and, optimally, treated percutaneously.

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

We believe these enhancements make our products easier to use than competing products while providing substantially more and better information to improve procedural outcomes, thereby driving greater usage of our IVUS and FM products within the existing PCI market. We have implemented several strategies to increase penetration. First, we have addressed limitations of conventional IVUS such as difficulty in use, lack of automation and grayscale imaging by developing technologies and introducing features such as automatic real-time drawing of lumen and vessel borders, color-coded identification of plaque composition, and automatic vessel sizing. Second, we developed PC-based IVUS and FM consoles that can be integrated easily into cath labs, thereby making it easier for physicians to adopt and use our products. Third, we have increased the size of our direct sales force and initiated direct distribution strategies in key geographies. We have also entered into distribution and marketing agreements with leading cath lab equipment and stent manufacturers. We intend to grow and leverage our installed base of IVUS and FM consoles to drive recurring sales of our single-procedure disposable catheters and guide wires.

•

Expand into new markets and develop clinical applications for and utilization of our technology in new markets. We plan to leverage our current technology and develop new technology to expand into new markets and increase clinical applications through clinical studies, conducted by us or in collaboration with other companies. This includes programs for (1) IVUS guided therapy products that combine IVUS with balloons, (2) OCT light based imaging systems which we believe can be used for coronary, peripheral, and other vascular structures to image anatomy and other cellular activity, (3) FLIVUS for applications including chronic total occlusions in the coronary and peripheral arteries as well as other structural heart applications, (4) microcatheter technologies for use in coronary, peripheral and other vascular applications, and (5) unique optical and micro-electro-mechanical systems technologies in telecommunications, industrial spectroscopy or medical OCT applications.

•

Enhance product capabilities and introduce new products through collaborations or acquisitions. We have a successful track record of acquiring and licensing technologies and collaborating with third parties to create synergistic product offerings. For instance, we licensed from The Cleveland Clinic Foundation the VH IVUS technology that now forms the core of our ability to determine the composition of plaque and acquired from Philips the intellectual property rights allowing us to develop our Revolution rotational catheter. In December 2007, we acquired CardioSpectra, Inc., or CardioSpectra, whose core product line, based on innovative OCT technology, is expected to complement our existing product offerings. In addition, during 2008 we acquired Novelis, Inc., or Novelis, which is developing FLIVUS technology; Impact Medical Technologies, LLC, which is developing innovative catheter technologies; and Axsun Technologies, Inc., or Axsun, which is a developer of optical and laser technologies. We believe there will be additional opportunities to leverage these capabilities through technology or company acquisitions as well as collaborations.

Our Products

Our products include IVUS and FM consoles, IVUS catheters, FM guide wires and additional functionality options. Our consoles are marketed as stand-alone units or units that can be integrated into cath labs. We market the integrated cath lab version of these consoles and additional functionality options as part of our cath lab integration initiative. Our s5i console is comprised of components that can be customized to each cath lab’s specifications and integrated into virtually any cath lab. With the commercialization of our s5i IVUS consoles and upon the commercialization of other new products and technologies, we expect our offering will include cath lab-integrated IVUS and FM capabilities, real-time VH IVUS functionality with color-coded identification of plaque composition and automatic real-time drawing of lumen and vessel borders. Our offering would also support IVUS integrated with other interventional devices. The significantly expanded functionality of our offering would allow for networking of patient information, control of IVUS and FM information at both the operating table and in the cath lab control room, as well as the capability for images to be displayed on standard cath lab monitors. We expect to continue to develop new products and technologies to expand our offering.

Our IVUS Products

Consoles. We design, develop, manufacture and commercialize consoles that are proprietary, high-speed electronic systems that process the signals received from our IVUS catheters. These consoles generate high-resolution images that can be displayed on a monitor and can be permanently stored on the system or another medium. Our IVUS market strategy includes offering clinicians devices that are easier to use, require lower procedure times and provide a higher level of information. We have a family of consoles including our IVUS In-Vision Gold, or IVG, and the new PC-based s5. The s5 family of consoles, which became our primary console following its full commercial launch in July 2006, is smaller, lighter and less expensive to manufacture, and has enhanced functionality. The s5 family includes:

•

s5: This portable and mobile console is the lightest product on the market, and we believe it has the simplest and easiest user interface. The s5 weighs 95 pounds compared to greater than 300 pounds for our IVUS IVG console and Boston Scientific’s Galaxy product.

•

s5i: This console is made up of components that can be customized to each cath lab’s specifications and integrated into virtually any cath lab while retaining the full functionality of the s5. When the s5i is integrated into the cath lab, it works seamlessly with the workflow of the cath lab in terms of manipulating and archiving patient images and data.

•	s5 and s5i with FFR: These consoles are identical to the s5 and s5i, except that they also include the functionality to measure pressure and FFR.

Catheters. Our single-procedure disposable catheters only operate and interface with our family of IVUS consoles. We are the only company that offers both phased array and rotational catheters. We believe this allows us to meet the needs of a greater number of physicians than our competitors. Each phased array IVUS catheter contains a cylindrical transducer array with 64 elements capable of separately sending and receiving signals. Our 45 MHz Revolution rotational catheter is the highest frequency catheter on the market and we believe it offers better resolution in the area close to the end of the catheter, or near-field, than competitive rotational catheters. The Revolution develops images by rotating a single transducer element inside the tip of the catheter using a flexible torque cable. Our IVUS catheters vary in their principal use, frequencies, shaft sizes, shaft lengths, guide wire compatibility and distal tip lengths. These differences allow for the use of different catheters in various portions of the vascular system.

Additional Functionality. Our IVUS products incorporate key features that add valuable clinical functionality addressing a number of the historical limitations of conventional IVUS and we intend to incorporate additional functionality in the future. Our IVUS products incorporate ChromaFlo and VH IVUS which contains in-vivo color-coded identification of plaque composition and automatic drawing of lumen and vessel borders.

ChromaFlo. Angiography alone does not always identify malapposed stents because the contrast injection that makes the lumen visible on x-ray can flow inside the stent, and in between the stent and vessel wall. When this occurs, the stent struts are too small to compete with the dark lumen of the x-ray, leaving the two dimensional image inconclusive or misleading. ChromaFlo stent apposition analysis uses sequential IVUS frames to differentiate circulating blood from stationary or anchored tissue, and when enabled, highlights moving blood in orange. ChromaFlo can be particularly important when assessing stent placement as the detailed cross-sectional image clearly identifies moving blood inside and outside of the stent lumen, prompting physicians in many cases to expand the stent until all of the orange colored blood appears inside of the stent lumen.

VH IVUS. Conventional IVUS allows the visualization of atherosclerotic plaque. However, in standard IVUS grayscale images, calcified regions of plaque and dense fibrous components generally reflect ultrasound energy well and thus appear bright and homogeneous. Conversely, regions of low echo reflectance are usually labeled as soft or mixed plaque. However, the visual interpretation is limited and does not allow qualitative and quantitative real-time assessment of plaque composition. This can make reading IVUS images difficult, drawing lumen and vessel borders cumbersome and identifying vulnerable plaque not possible. Our VH IVUS product allows, for the first time, easy to read and interpret IVUS images with color-coded identification of plaque types. Additionally, a key element of the VH IVUS product is the capability to provide automatic drawing of lumen and vessel borders. This feature enables automated vessel sizing, which makes it easier and faster to use our IVUS products. Finally, our VH IVUS functionality offers the potential to identify vulnerable plaque alone or in conjunction with other techniques.

Our FM Products

Our FM products consist of pressure and flow consoles and single-procedure disposable pressure and flow guide wires. We believe we are the only company that offers a full line of pressure and flow guide wires as well as a guide wire that can measure both pressure and flow. Our consoles are mobile, proprietary and high speed electronic systems with different functionalities and sizes designed and manufactured to process the signals received from only our guide wires. During 2008, we introduced the PrimeWire, our enhanced pressure guide wire that measures FFR. In addition, we introduced FFR capability in our s5 consoles in the United States and Europe in mid-2008. We believe that the recent release and publication of favorable trial data relating to the measurement of FFR in addition to angiography will lead to further adoption of FM technology by clinicians.

Product Expansion

Forward-Looking IVUS

A principal area of focus for us is the development of FLIVUS offerings, utilizing advanced imaging technology we obtained through our acquisition of Novelis. This proprietary technology has potential applications for a number of minimally invasive diagnostic and therapeutic applications in the coronary and peripheral arteries. Our strategy is to integrate these offerings into our s5 hub and target markets such as chronic total inclusions and other coronary, peripheral and structural heart indications. We currently have two FLIVUS products under development. The first is a therapy guidance device used with other therapeutic devices, while the second includes a therapeutic solution.

Optical Coherence Tomography (OCT)

In December 2007, we acquired OCT technology through our acquisition of CardioSpectra, which is expected to complement our existing product offerings and further enhance our position as an imaging technology leader in the field of interventional medicine. We believe this OCT technology and products will be an important addition to Volcano, as we expect that it will allow us to expand our reach into clinical situations where extremely high resolution imaging is paramount. Our long term goal is to integrate this OCT functionality directly into our s5i integrated imaging suite of products. Our OCT system allows fast, easy imaging of highly detailed structures in the vasculature, including vessel wall defects, intra-luminal thrombus and stent struts. The ability to visualize stent expansion and apposition is excellent when using OCT. Our OCT resolution is able to visualize even very thin layers of cells covering drug eluting stent struts at follow-up. We expect this capability will be highly valued by other device manufacturers as they design and conduct clinical trials to assess the safety and effectiveness of new implantable devices. In December 2008, we acquired Axsun, a manufacturer of lasers and optical engines used in telecommunications, industrial spectroscopy and medical OCT imaging systems. We believe the Axsun acquisition will bolster our ability to pursue a number of medical OCT applications outside intravascular coronary and peripheral imaging.

IVUS Guided Therapies

As more procedures move to PCI approaches, there is an opportunity to integrate the imaging capability of IVUS with coronary and peripheral therapeutic devices. Many such devices have been developed and tested including IVUS guided chronic total occlusion re-entry devices, balloons, stents, and cell or drug delivery systems for angiogenesis, or the proliferation of blood vessels, and myogenesis, or the proliferation of heart tissue. We are developing IVUS guided therapy products that, if commercialized, will further expand and differentiate our product offering, drive IVUS utilization and enable us to participate in large endovascular market opportunities, including the market for coronary and peripheral balloons. We believe there may be additional IVUS guided therapy market opportunities, such as bare metal stents. IVUS can also be integrated with and guide leads for implantable cardiac rhythm management devices, percutaneous valves, abdominal aortic aneurysm grafts, plaque ablation or excision devices, inferior vena cava filters, and thrombectomy devices. Additionally, there are opportunities to extend the utility of the pressure and flow guide wires into different electrophysiology applications and structural heart disease assessments.

Our Vulnerable Plaque Products and Technology

We have accumulated a portfolio of patent protected technologies and products for the identification of vulnerable plaque including IVUS, VH IVUS tissue characterization, IVUS palpography, and elastography. IVUS palpography and elastography involve measuring the strain of the lumen and the plaque respectively with ultrasound signals gained during different cardiac cycles. We have developed fully functional working devices for each of these technologies and have used them in clinical studies. At this time, our focus is on our IVUS base of technologies to identify and risk stratify vulnerable plaque with other patient related information that is readily available. With our IVUS and FM technologies we have been able to clinically demonstrate that we can identify many of the characteristics and locations of vulnerable plaque. We are in the process of conducting numerous clinical studies to correlate vulnerable plaque to its clinical significance and risk.

Clinical Program

We have pursued a clinical development strategy of using United States Food and Drug Administration, or FDA, -cleared IVUS products to be at the forefront in demonstrating utility in markets into which we are attempting to increase penetration or which we intend to develop as new markets. These markets include stent placement and optimization, vulnerable plaque detection and therapy guidance in the coronary and carotid arteries. Our clinical studies are generally post-marketing studies conducted to provide data regarding diagnostic effectiveness and disease treatment outcomes. These studies often collect acute, procedural, safety and long-term efficacy data. They include randomized prospective studies, registries and single-center studies. The goal of our vulnerable plaque clinical program is to identify, risk assess, and guide PCI and pharmacologic, or relating to the study of drugs, their sources, their nature and their properties, treatments of vulnerable plaque in the coronary and carotid arteries.

Our significant ongoing clinical studies include:

Bifurcation Lesion Analysis and Stenting (BLAST)

BLAST is a global multi-center, prospective, two-arm (blinded to IVUS grayscale and VH-IVUS information vs. non-blinded), randomized study for bifurcation lesion stenting using only drug-eluting stents, or DES. There will be approximately 220 patients enrolled at sites in the United States and in Europe. The objectives of the BLAST trial are to demonstrate that grayscale IVUS with VH are more advanced diagnostic techniques to provide preinterventional knowledge of the amount, composition, and location of atherosclerotic plaque in both arterial branches, and to demonstrate that IVUS with VH guidance leads to better post procedural outcomes when compared to angiography guidance only. The study will be measuring procedural outcomes such as lesion coverage, distal embolization, residual edge stenosis, edge dissections, acute vessel closure, plaque shift, stent underexpansion, and incomplete stent apposition. Enrollment commenced in November 2008.

Assessment of Dual Anti-Platelet Therapy with Drug-Eluting Stents (ADAPT-DES)

ADAPT-DES is a prospective, multi-center, registry of at least 11,000 (and up to 15,000) consecutive patients with coronary artery disease undergoing stent-assisted PCI using DES without major procedural complications. The objectives of this trial are to determine the frequency and timing of DES thrombosis. There is an IVUS sub-study that will enroll 3,000 patients at sites in the United States and Europe. The purpose of the sub-study is to determine whether one or more IVUS parameters are independent predictors of stent thrombosis. Enrollment commenced in 2008 and currently there are nearly 4,000 patients enrolled in the main study and over 800 patients enrolled in the sub-study.

Volcano OCT Image Lesion Analysis using Intravascular Optical Coherence Tomography (VOILA)

The VOILA study is a randomized, un-blinded, multi-center OCT imaging study in patients scheduled for either coronary diagnostic catheterization or intervention. There will be approximately 115 patients enrolled at five sites in the United States. The primary objective is to evaluate the safety and efficacy of the OCT system in the observation of coronary arteries. Enrollment is expected to commence in the second quarter of 2009.

Clinical Studies Using IVUS and VH Products

We are or have been involved with GlaxoSmithKline plc, Novartis AG, Lipid Sciences, Inc., Tanabe Seiyaku Co., Ltd. and Kowa Company, Ltd. in clinical studies using IVUS and our VH IVUS product. This may enable us to participate in a growing number of drug studies.

Sales, Marketing and Distribution

We have direct sales capability in the United States, Western Europe and Japan. We intend to continue to increase our direct sales personnel. At December 31, 2008, we had a total of 150 direct sales and support professionals, including 110 in the United States, 20 direct sales and support professionals in Europe, and 20 direct sales and support professionals in Japan. In addition, we have approximately 50 distributor relationships in 40 other countries.

During 2008, we initiated programs to convert our sales strategy in Japan to a direct distribution model and to increase our direct sales activity in Europe. We have Japanese distribution relationships with Goodman Company Ltd., or Goodman, Fukuda Denshi Co., Ltd., or Fukuda Denshi, and Johnson & Johnson K.K., Medical Company Cordis Division, or Johnson & Johnson.

We have agreements with other leading healthcare companies, including General Electric Company, or GE, Koninklijke Philips Electronics N.V., or Philips, Medtronic, Inc. and certain of its affiliates, or Medtronic, Johnson & Johnson Cordis, or Johnson and Johnson, and Abbott Laboratories. We plan to enter into additional agreements to market integrated systems. These agreements allow us to coordinate our marketing efforts with our strategic partners while still dealing directly with the customer.

We sell consoles and disposables through our own direct sales force and distributors. In addition, we sell our consoles through our supply and distribution agreements with third parties. Our strategy is to leverage our installed base of consoles to drive recurring sales of our proprietary disposables. We provide training and clinical support to users of our products to increase their familiarity with product features and benefits, and thereby increase usage.

Our relationships with physician thought leaders in interventional cardiology are an important component of our selling efforts. These relationships are typically built around research collaborations that enable us to better understand and articulate the most useful features and benefits of our products, and to develop new solutions to challenges in PCI medicine.

At December 31, 2008, our global marketing team was comprised of 29 individuals, covering product management, corporate communications and programs, clinical support, and education and training. We devote significant resources to training and educating physicians in the use and benefits of our products. We also promote our products through medical society meetings attended by interventionalists.

United States

In the United States, we sell our products directly to customers and through our third-party distribution and marketing agreements. At December 31, 2008, we had 110 direct sales professionals focused on selling both our IVUS and FM products. Our United States sales organization includes 37 account sales representatives, 63 clinical consultants and ten sales administration personnel. Account sales representatives are responsible for selling our products while the clinical consultants work with customers on training and supporting product use. We currently have eight regions each of which is headed by a regional manager. There are two Vice Presidents of U.S. Sales and an Executive Vice President of Global Sales.

Japan

We have sold our IVUS and FM products in Japan primarily through three direct distributors: Goodman, Fukuda Denshi and Johnson & Johnson. In addition, Fukuda Denshi has sub-distribution agreements with other parties. While these multi-level relationships allow us to access specific customers and markets, they create complex distribution arrangements and increase our reliance on our Japanese distributors. During 2008, we began to implement a strategy to sell our products in Japan directly through an internal sales force and expect to continue the implementation of such strategy in 2009.

We currently support our Japanese distributors through our Tokyo-based subsidiary, Volcano Japan Co., Ltd., or Volcano Japan. At December 31, 2008, Volcano Japan had a General Manager, a Vice President of Sales, five division sales managers, two marketing professionals, 14 sales representatives and two support staff. As a result of the transfer of the marketing authorization and other regulatory approvals, or SHONINs, to us we have retained a third party to assist with the additional responsibilities related to importation and warehousing. Our distribution agreements in Japan are generally organized according to specific clinical markets including:

Interventional Cardiology. Goodman distributes our IVUS products for use in interventional cardiology to over 400 Japanese accounts under no contractual distribution agreement. In addition, Fukuda Denshi distributes our IVUS products to approximately 200 additional interventional cardiology accounts in Japan.

Functional Measurement. Goodman also distributes our FM products in Japan on a non-exclusive basis under no contractual distribution agreement.

Endovascular/ Peripheral Applications. Johnson & Johnson distributes our IVUS disposable products in Japan for use in endovascular and peripheral applications. Our current contractual arrangements allow us to engage other third parties to distribute our IVUS products in Japan for this market.

Europe

We distribute our IVUS and FM products in Europe through our subsidiary, Volcano Europe, S.A./N.V., or Volcano Europe. We sell our products directly to customers in certain European markets and utilize distributors in other European markets, including Spain, Portugal and parts of Italy. At December 31, 2008, our distribution efforts in Europe were led by our President Volcano Europe, a Director of European Sales, 16 account representatives and three clinical specialists.

Financial Information About Geographic Areas

The following table sets forth our revenues by geography expressed as dollar amounts (in thousands) and as a percentage of revenue by geography to total revenue:

	2008	Percent of Total Revenue	2007	Percent of Total Revenue	2006	Percent of Total Revenue
Revenues:
United States	$87,513	51.0%	$66,411	50.9%	$51,013	49.5%
Japan	43,582	25.4	35,186	26.9	30,082	29.2
Europe, the Middle East and Africa	33,197	19.4	23,995	18.4	17,765	17.2
Rest of world	7,203	4.2	5,022	3.8	4,188	4.1

	$171,495	100.0%	$130,614	100.0%	$103,048	100.0%

Our international operations expose us and our representatives, agents, and distributors to risks inherent in operating in foreign jurisdictions, including the risks described in “Risk Factors—The risks inherent in our international operations may adversely impact our revenues, results of operations and financial condition.”

Competition

We compete primarily on the basis of our ability to assist in the diagnosis and treatment of vascular diseases safely and effectively, with ease and predictability of product use, adequate third-party reimbursement, brand name recognition and cost. We believe that we compete favorably with respect to these factors, although there can be no assurance that we will be able to continue to do so in the future or that new products that perform better than those we offer will not be introduced. We believe that our continued success depends on our ability to:

•	innovate and maintain scientifically advanced technology;

•	apply our technology across products and markets;

•	develop proprietary products;

•	successfully conduct clinical studies that expand our markets;

•	obtain and maintain patent protection for our products;

•	obtain and maintain regulatory approvals;

•	manufacture cost-effectively;

•	successfully market our products;

•	attract and retain skilled personnel; and

•	successfully add complementary offerings and technology through acquisitions, licensing agreements and strategic partnerships.

Our primary IVUS competitor globally is Boston Scientific, but we also compete with Terumo Corporation in Japan. In the FM market, our primary competitor is Radi Medical Systems AB, which was acquired by St. Jude Medical, Inc. in 2008. Because of the size of the vascular market opportunities, competitors and potential competitors have dedicated and will continue to dedicate significant resources to aggressively promote their products. New product developments that could compete with us more effectively are likely because the vascular disease market is characterized by extensive research efforts and technological progress. Competitors may develop technologies and products that are safer, more effective, easier to use or less expensive than ours.

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

Additional information regarding the risks associated with our competitive position and environment is described in “Risk Factors—Risks Related to Our Business and Industry.”

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

The medical device industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. As the number of entrants into our market increases, the risk of an infringement claim against us grows. While we attempt to ensure that our products and methods do not infringe other parties’ patents and proprietary rights, our competitors may assert that our products, and the methods we employ, are covered by patents held by them. In addition, our competitors may assert that future products and methods we may employ infringe their patents. If third parties claim that we infringe upon their intellectual property rights, we may incur liabilities and costs and may have to redesign or discontinue selling the affected product. Risks related to our intellectual property rights are listed in “Risk Factors—Risks Related to Our Intellectual Property and Potential Litigation.”

Patents and Trademarks

We continue to expand and protect our intellectual property position. At December 31, 2008, we had a broad portfolio of at least 312 owned or licensed United States and international patents and 225 pending applications for owned or licensed patents. Our patents expire at various dates through 2028. We intend to continue to expand our intellectual property position to protect the design and use of our products, principally in the areas of IVUS, OCT imaging, guided therapies and FM for the diagnosis and guidance of treatment of vascular and structural heart disease.

Additionally, we utilize trademarks, trade names or logos in conjunction with the sale of our products. We currently have registered trademarks including, but not limited to, Volcano®, Eagle Eye®, Visions®, Revolution®, ComboWire®, SmartMap®, ComboMap®, SmartWire®, Brightwire®, FloWire®, WaveWire®, VH®, Trak Back®, FloMap®, ChromaFlo® and Avanar® and are in the process of registering certain other of our trademarks with the United States Patent and Trademark Office including, but not limited to, vfusion powered by VolcanoTM, vfusionTM, AimTM, Safe and SoundTM, Primewire™, SpinVisionTM and pcFM™. We continue to invest in internal research and development of concepts within our current markets and within other potential future markets. This enables us to continue to build our patent portfolio in areas of company interest.

Third-party Licenses

We have expanded our product portfolio by both the in-licensing and out-licensing of technology and intellectual property.

The Cleveland Clinic License. In April 2002, we entered into a license agreement with The Cleveland Clinic Foundation. The incorporation of our VH IVUS functionality into our IVUS product offerings depends on access to patents owned by The Cleveland Clinic Foundation and made available to us pursuant to an exclusive, irrevocable, in-bound license granted to us by The Cleveland Clinic Foundation pursuant to the license agreement. These worldwide license rights are within the field of diagnosis and treatment of atherosclerosis and related vascular diseases using intravascular methods and include the right to sublicense. In relation to the sale of our products which incorporate any of the licensed patents, we will be responsible for paying certain royalties to The Cleveland Clinic Foundation.

Asset Transfer Agreement with Philips. In 2003, we entered into an asset transfer agreement with Philips whereby Philips transferred to us rights to certain intellectual property that is related to IVUS and is owned by Boston Scientific. Boston Scientific was required to make these patents and related intellectual property available to third parties based on action by the Federal Trade Commission and the United States District Court. In addition to certain upfront and annual payments, we must pay Philips royalties based on the volume of products sold by us that incorporate technology acquired pursuant to the asset transfer agreement. This intellectual property in conjunction with the intellectual property that we acquired from Jomed, Inc. in 2003 and the intellectual property we have developed form the foundation of our IVUS products.

License with Medtronic. Concurrent with our acquisition of the IVUS and FM product lines from Jomed, Inc. in July 2003, we granted to Medtronic a fully paid, royalty free, worldwide, exclusive license to certain of our patents for a specific field. The field allows the inclusion of our IVUS imaging components into Medtronic’s Pioneer product.

Research and Development

Our research efforts are directed towards the development of new products and technologies that expand our existing platform of capabilities and applications in support of PCI. At December 31, 2008, our research and development staff consisted of 129 full-time engineers and technicians. The majority of this staff is located in Rancho Cordova, California. We also have research and development staff in Cleveland, Ohio; San Antonio, Texas; Forsyth County, Georgia; San Diego, California; and Andover and Billerica, Massachusetts. Our research and development staff is focused on the development of new IVUS systems and catheters, FM consoles and guide wires, image-guided therapy systems, OCT and additional clinical applications that support our core business objectives.

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

Our research and development expenses were $26.7 million in 2008, $20.3 million in 2007 and $16.9 million in 2006. These totals include the research and development, clinical and regulatory affairs department expenses. In addition, we recognized in-process research and development expense of $12.7 million, related primarily to our acquisition of Novelis in May 2008, and $26.3 million related to our acquisition of CardioSpectra in December 2007.

Manufacturing

Our manufacturing facility is located in Rancho Cordova, California, where we produce IVUS consoles, FM consoles, IVUS catheters and FM guide wires. Our console manufacturing strategy is to use third-party manufacturing partners to produce circuit boards and mechanical sub-assemblies. We perform incoming inspection, final assembly and test of products to assure quality control. Our manufacturing strategy for the single-procedure disposable products is to use third-party manufacturing partners for certain proprietary components. We perform incoming inspection on these components, assemble them into finished devices and test the final product to assure quality control. A portion of the assembly is performed at a third party contractor’s facility using automated assembly processes and equipment. We are dependent on the third party for its day-to-day control and protection of the system. We conduct the remaining process operations including final testing on the scanner at our Rancho Cordova facility. We continuously improve our manufacturing processes to reduce costs and improve margins. We believe that by moving to PC-based consoles and improving our manufacturing processes through increased automation and design enhancements, we will be able to continue to reduce the cost to manufacture our consoles and single-procedure disposable products.

We manufacture our products in a controlled environment and have implemented quality control systems as part of our manufacturing processes. The control systems materially comply with the FDA Quality System Regulations, or QSR. We believe we are in material compliance with the FDA QSR for medical devices, with ISO 13485 quality standards, and with applicable medical device directives promulgated by the European Union and the policy on the Canadian Medical Devices Conformity Assessment System, which facilitates entry of our products into the European Union and Canada. The FDA and European Union Notified Body have both inspected our manufacturing facilities during the last 20 months.

Our current facility has been inspected by the FDA, the California Department of Health Services Food and Drug Branch, and the European Union Notified Body. Observations for improvements were noted as well as findings of deficiencies. We believe we have adequately addressed the inspectional observations and we are in material compliance with applicable regulatory directives. We expect to be inspected by the FDA and state and international authorities again in the future. If the FDA or state or international authorities find significant shortcomings, we could be subject to fines, recalls or requirements to halt manufacturing and shipments of affected products. Any of these enforcement actions could have a material effect on our business, by disrupting our ability to manufacture and sell product, impacting our profitability or harming our reputation or that of our products. See “Risk Factors—Risks Related to Government Regulation.”

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

See “Risk factors—Risks related to Government Regulation.”

Employees

At December 31, 2008, we had 883 employees. None of our employees is represented by a labor union, and we believe our employee relations are good.

Seasonality

Our business is generally seasonal in nature, and historically demand for our products has been the highest in the fourth quarter. Our working capital requirements vary from period to period depending on manufacturing volumes, the timing of deliveries and the payment cycles of our customers.

Inventory and Working Capital

Our manufacturing operations require a wide variety of raw materials. We purchase integrated circuits and other key components for use in our products. For certain components, which are currently single sourced, there are relatively few sources of supply. Although we believe that other suppliers could provide similar components on comparable terms, establishment of additional or replacement suppliers cannot be accomplished quickly. In addition, while we generally attempt to keep our inventory at minimal levels, we purchase incremental inventory as circumstances warrant to protect our supply chain.

At December 31, 2008, our working capital was $182.1 million and we believe our current cash and cash equivalents and our short-term available-for-sale investments will be sufficient to fund working capital requirements, capital expenditures, and operations for at least the next twelve months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future. At the present time, we have no material commitments for capital expenditures.

Corporate Information

We were incorporated in the state of Delaware in January 2000 and until 2003 were a development stage company substantially devoted to the research and development of tools designed to diagnose vulnerable plaque. In July 2003, we acquired substantially all of the assets related to the IVUS and FM product lines from Jomed, Inc. and commenced the manufacturing, sale and distribution of IVUS and FM products. Our principal executive offices are located in San Diego, California.

Available Information

Our corporate website is www.volcanocorp.com and our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding the company, at www.sec.gov. These reports and other information concerning the company may also be accessed at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The contents of these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Item 1A.	Risk Factors

Risks Related to Our Business and Industry

We are dependent on the success of our IVUS consoles and catheters and cannot be certain that our products will achieve the broad acceptance necessary to develop a sustainable, profitable business.

Our revenues are primarily derived from sales of our IVUS products, which include our consoles and our single-procedure disposable catheters. We expect that sales of our IVUS products will continue to account for more than 75% of our revenues for the foreseeable future. IVUS technology is widely used for determining the placement of stents in patients with coronary disease in Japan, where we believe, based on internal estimates, the procedure penetration rate was over 63% in 2008. By contrast, the penetration rate in the United States for the same type of procedure was approximately 14% in 2008. It is difficult to predict the penetration and future growth rate or size of the market for IVUS technology. The expansion of the IVUS market depends on a number of factors, such as:

•	physicians accepting the benefits of the use of IVUS in conjunction with angiography;

•	physician experience with IVUS products;

•	the availability of, and physicians’ willingness to participate in, training required to gain proficiency in the use of IVUS products;

•	the additional procedure time required for use of IVUS;

•	the perceived risks generally associated with the use of new products and procedures;

•	the availability of alternative treatments or procedures that are perceived to be or are more effective, safer, easier to use or less costly than IVUS technology;

•	the availability of adequate reimbursement; and

•	the marketing efforts and publicity regarding IVUS technology.

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

We were formed in January 2000 and until 2003 were a development stage company substantially devoted to the research and development of tools designed to diagnose vulnerable plaque. In July 2003, we acquired substantially all of the assets related to the IVUS and FM product lines from Jomed, Inc. and commenced the manufacturing, sale and distribution of IVUS and FM products. In December 2007, we acquired CardioSpectra, Inc., or CardioSpectra, an OCT technology company, in May 2008, we acquired Novelis, Inc., or Novelis, a Forward-Looking IVUS technology company, and in December 2008, we acquired Axsun, a manufacturer of laser and optical engines used in medical OCT imaging systems and advanced photonic components and subsystems used in other industrial applications. We have yet to demonstrate that we have sufficient revenues to become a sustainable, profitable business. Even if we do increase revenues, we expect our operating expenses will increase as we expand our business to meet anticipated growing demand for our products and as we devote resources to our sales, marketing and research and development activities. If we are unable to reduce our cost of revenues and our operating expenses, we may not achieve profitability. Although we achieved profitability during the quarters ended December 31, 2008 and September 30, 2008, you should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. At December 31, 2008, we had an accumulated deficit of $104.3 million. We expect to experience quarterly fluctuations in our revenues due to the timing of capital purchases by our customers and to a lesser degree the seasonality of disposable consumption by our customers and in our expenses as we make future investments in research and development, selling and marketing and general and administrative activities that will cause us to experience variability in our reported earnings and losses in future periods. Failure to achieve and sustain profitability would negatively impact the market price of our common stock.

General national and worldwide economic conditions may materially and adversely affect our financial performance and results of operations.

Our operations and performance depend significantly on national and worldwide economic conditions and the resulting impact on purchasing decisions and the level of spending on our products by customers in the geographic markets in which our IVUS and FM products are sold or distributed. These economic conditions have recently deteriorated significantly in many countries and regions, including without limitation the United States, and may remain depressed for the foreseeable future. If our customers do not obtain or do not have access to the necessary capital to operate their businesses, or are otherwise adversely affected by the deterioration in national and worldwide economic conditions, this could result in reductions in the sales of our products, longer sales cycles and slower adoption of new technologies by our customers, which would materially and adversely affect our business. In addition, our customers’, distributors’ and suppliers’ liquidity, capital resources and credit may be adversely affected by the current financial and credit crisis, which could adversely affect our ability to collect on our outstanding invoices and lengthen our collection cycles, distribute our products or limit our timely access to important sources of raw materials necessary for the manufacture of our consoles and catheters. There can be no assurances that government responses to the disruptions in the financial or credit markets will improve the national and worldwide economic conditions in the near term or that the national and worldwide economic conditions will not worsen.

Competition from companies that have longer operating histories and greater resources than us may harm our business.

The medical device industry, including the market for IVUS and FM products, is highly competitive, subject to rapid technological change and significantly affected by new product introductions and market activities of other participants. As a result, even if the size of the IVUS and FM market increases, we can make no assurance that our revenues will increase. In addition, as the markets for medical devices, including IVUS and FM products, develop, additional competitors could enter the market. To compete effectively, we will need to continue to demonstrate that our products are attractive alternatives to other devices and treatments. We believe that our continued success depends on our ability to:

•	innovate and maintain scientifically advanced technology;

•	apply our technology across products and markets;

•	develop proprietary products;

•	successfully conduct or sponsor clinical studies that expand our markets;

•	obtain and maintain patent protection for our products;

•	obtain and maintain regulatory clearance or approvals;

•	manufacture cost-effectively;

•	successfully market our products; and

•	attract and retain skilled personnel.

With respect to our IVUS products, our biggest competitor is Boston Scientific. Our FM products compete with the products of St. Jude Medical, Inc. through its December 2008 acquisition of Radi Medical Systems AB, or Radi. Historically, as Radi was a privately-held company without any public reporting obligations, the actual size of the FM market was difficult to ascertain. We also compete in Japan with Terumo Corporation. Boston Scientific, St. Jude Medical, Inc., Terumo Corporation and other potential competitors who are substantially larger than us and may enjoy competitive advantages, including:

•	more established distribution networks;

•	entrenched relationships with physicians;

•	products and procedures that are less expensive;

•	broader ranges of products and services that may be sold in bundled arrangements;

•	greater experience in launching, marketing, distributing and selling products;

•	greater experience in obtaining and maintaining the FDA and other regulatory clearances and approvals;

•	established relationships with healthcare providers and payors; and

•	greater financial and other resources for product development, sales and marketing, acquisitions of products and companies, and intellectual property protection.

For these reasons, we may not be able to compete successfully against our current or potential future competitors, and sales of our IVUS and FM products may decline.

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

The success of our current business strategy and our near- and long-term viability will depend on our ability to execute successfully on existing strategic collaborations and to establish new strategic collaborations. Collaborations allow us to leverage our resources and technologies and to access markets that are compatible with our own core areas of expertise. To penetrate our target markets, we may need to enter into additional collaborative agreements to assist in the development and commercialization of future products. Establishing strategic collaborations is difficult and time-consuming. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position or our internal capabilities. Our discussions with potential collaborators may not lead to the establishment of new collaborations on favorable terms or at all.

We have collaborations with Medtronic, The Cleveland Clinic Foundation, GE, and Philips. In each collaboration, we combine our technology or core capabilities with that of the third party to either permit greater penetration into markets, as in the case of Medtronic, GE and Philips, or enhance the functionality of our current and planned products, as in the case of The Cleveland Clinic Foundation.

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

If the PROSPECT study is delayed or stopped, our ongoing and future business may be negatively affected because of the potential inability to obtain useful clinical data or increased costs and delays in completing the study.

We sponsor PROSPECT, a natural history study of plaque, with Abbott Vascular, a division of Abbott Laboratories. Pursuant to the terms of our collaboration agreement with Abbott Vascular, either party may terminate the agreement without cause upon 60 days notice. Abbott Vascular, or if sponsorship of the study is transferred by Abbott Vascular, a new collaborator, may elect to delay or stop the PROSPECT study prematurely, causing a disruption in gathering clinical data related to vulnerable plaque or limiting the number of patients enrolled. If we choose to continue the study without a collaborator, we would have additional financial burdens. If we are unable to access the clinical data generated prior to termination, we may have to restart the study which would increase our financial burden and delay the timing of obtaining useful clinical data from the study. In the event that PROSPECT does not result in usable data and we are unable to prove a causal connection between vulnerable plaque and coronary events, the market for our vulnerable plaque products may not materialize. If we have to assume more of the financial burden of this clinical study, we would divert valuable financial and clinical resources from other areas of our business.

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

We sponsor or co-sponsor several clinical studies to demonstrate the benefits of our products in current markets where we are trying to increase use of our products and in new markets. Implementing a study is time consuming and expensive, and the outcome is uncertain. The completion of any of these studies may be delayed or halted for numerous reasons, including, but not limited to, the following:

•	the FDA institutional review boards or other regulatory authorities do not approve a clinical study protocol or place a clinical study on hold;

•	patients do not enroll in a clinical study or do not follow-up at the expected rate;

•	patients experience adverse side effects, including adverse side effects to our or a co-sponsor’s drug candidate or device;

•	patients die during a clinical study for a variety of reasons that may or may not be related to our products, including the advanced stage of their disease and medical problems;

•

third-party clinical investigators do not perform the clinical studies on the anticipated schedule or consistent with the clinical study protocol and good clinical practices, or other third-party organizations do not perform data collection and analysis in a timely or accurate manner;

•	our co-sponsors do not perform their obligations in relation to the clinical study or terminate the study;

•	regulatory inspections of manufacturing facilities, which may, among other things, require us or a co-sponsor to undertake corrective action or suspend the clinical studies;

•	changes in governmental regulations or administrative actions; and

•	the interim results of the clinical study are inconclusive or negative, and the study design, although approved and completed, is inadequate to demonstrate safety and efficacy.

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

Clinical studies may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. For example, the ADAPT-DES study has a projected enrollment of 11,000 patients, PROSPECT has enrolled 700 patients, BLAST is expected to enroll 220 patients and VOILA has a projected enrollment of 115 patients. Patient enrollment in clinical studies and completion of patient follow-up depend on many factors, including the size of the patient population, the study protocol, the proximity of patients to clinical sites, eligibility criteria for the study and patient compliance. For example, patients may be discouraged from enrolling in our clinical studies if the applicable protocol requires them to undergo extensive post-treatment procedures or if they are persuaded to participate in different contemporaneous studies conducted by other parties. Delays in patient enrollment or failure of patients to continue to participate in a study may result in an increase in costs, delays or the failure of the study. Such events may have a negative impact on our business by making it difficult to penetrate or expand certain identified markets. Further, if we are forced to contribute greater financial and clinical resources to a study, valuable resources will be diverted from other areas of our business.

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

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures and technologies. Accordingly, we have pursued, and may in the future pursue, the acquisition of complementary businesses, products or technologies instead of developing them ourselves. For example, we acquired CardioSpectra in December 2007, Novelis in May 2008, and Axsun in December 2008. We do not know if we will be able to identify or complete any acquisitions, or whether we will be able to successfully integrate any acquired business, product or technology or retain key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. If we are unable to integrate any acquired businesses, products or technologies effectively, our business will suffer. We have entered, and may in the future enter, markets through our acquisitions that we are not familiar with and have no experience managing. For example, Axsun historically sold devices in the industrial and telecommunications sectors for the optical monitoring market and we will continue to serve these markets. If we fail to integrate these operations into our business, our resources may be diverted from our core business and this could have a material adverse effect on our business, financial condition and results of operations.

Our business has become more decentralized geographically through our acquisitions and this may expose us to operating inefficiences across these diverse locations, including difficulties and unanticipated expenses related to the integration of departments, information technology systems, and accounting records and maintaining uniform standards, such as internal accounting controls, procedures and policies. In addition, we have, and in the future may increase, our exposure to risks related to business operations outside the United States due to our acquisitions.

We may also encounter risks, costs and expenses associated with any undisclosed or potential liabilities or use more cash and other financial resources on integration and implementation activities than we expect. In addition, any amortization or other charges resulting from acquisitions could harm our operating results.

In connection with the Axsun acquisition, we and Axsun were sued by LightLab Imaging, Inc., or LightLab, for alleged breach of a development and supply agreement between Axsun and LightLab pursuant to which Axsun supplies tunable lasers to LightLab for use in LightLab’s OCT products. LightLab, a wholly owned subsidiary of Goodman, our distributor of IVUS and FM products in Japan, develops and sells OCT products for cardiovascular imaging and other medical uses. LightLab obtained a preliminary injunction against us and Axsun, that among other things, prohibits us from using Axsun tunable lasers in our OCT products. A hearing to reconsider the motion for preliminary injunction was held on March 6, 2009 and we are currently awaiting the judge’s ruling. While we believe the complaint is without merit and we opposed the preliminary injunction motion and intend to defend ourselves vigorously, the preliminary injunction has delayed our ability to fully utilize the employees and technology available through Axsun. Consequently, there is a risk that we will be delayed in realizing or may never realize all of the benefits from the Axsun acquisition that we anticipated when we acquired Axsun.

If we are unable to identify the plaque that is most likely to rupture and cause a coronary event we may not be able to develop a market for our vulnerable plaque products or expand the market for existing products.

We are utilizing substantial resources toward developing technologies to aid in the identification, diagnosis and treatment of the plaque that is most likely to rupture and cause a coronary event, or vulnerable plaque. To date, a connection between ruptured plaque and coronary events has been shown in post-mortem studies, hypothetical models and certain statistical analyses. However, no technology has been proven in clinical trials to identify, prior to the occurrence of a coronary event, the plaque that is most likely to rupture and cause such an event. If we are unable to develop products or technologies that can identify vulnerable plaque, a market for products to identify vulnerable plaque may not materialize and our business may suffer.

Our manufacturing operations are dependent upon third party suppliers, which makes us vulnerable to supply problems, price fluctuations and manufacturing delays.

We rely on ON Semiconductor Corporation, or OSC, for the supply of application specific integrated circuits, or ASICs, and for the supply of wafers used in the manufacture of our IVUS consoles and our catheters. These ASICs and wafers are critical to these products, and there are relatively few alternative sources of supply. OSC is shutting down their 5” wafer fabrication plant, or fab, and as a result we are moving our device to their 8” wafer fab. We have purchased additional 5” wafers to support production while we transition to the 8” wafer design. In addition, we do not carry a significant inventory of the ASICs. If we had to change suppliers, we expect that it would take at least a year, and possibly 18 months or longer, to identify an appropriate replacement supplier, complete design work and undertake the necessary inspections before the ASICs or wafers would be available. We rely on International Micro Industries, Inc., or IMI, to undertake additional processing of certain of the ASICs that are produced by OSC for use in the manufacture of our catheters. We do not carry a significant inventory of the circuits that are finished by IMI. We expect that in the event it is necessary to replace IMI, it would take at least three months, and possibly six months or longer, to identify an appropriate replacement supplier that is able to undertake the additional processing of the ASICs. We are not parties to supply agreements with either OSC or IMI but instead use purchase orders as needed.

Our former supplier of FM wire pressure sensors ceased production of this key component on 4” wafers. In 2007, we secured an end-of-life purchase of the subject parts equivalent to an estimated four-year supply. We believe this will provide us with adequate time to initiate and qualify a replacement supplier or new design to replace the product. We expect that it will take approximately 24 months to identify an appropriate replacement supplier, complete design work and undertake the necessary inspections before the new pressure sensors will be available.

We also rely upon Endicott Interconnect Technologies, or EIT, for the assembly operation of the scanner used on the IVUS catheters. We do not carry a significant inventory of the scanner assemblies that are finished by EIT. We expect that in the event it is necessary to replace EIT for the assembly operation, it would take at least twelve months to identify and qualify an appropriate replacement supplier that is able to undertake the additional assembly operation. A Manufacturing Services Agreement is in place with EIT for the assembly of the scanner devices.

In addition, we implemented a new automated system to replace certain customized equipment, which is no longer produced or supported by a third party for the manufacture of the scanners located on our phased array catheters. The new automated system is located at EIT’s facility and we are dependent on EIT for the day-to-day control and protection of the system. If the new automated system does not perform as expected, if we are not provided with the product as requested, or if we are not provided access to the system, we may encounter delays in the manufacture of our catheters and many not have sufficient inventory to meet our customers’ demands, which could negatively impact our revenues.

Our reliance on these sole source suppliers subjects us to a number of risks that could impact our ability to manufacture our products and harm our business, including:

•	inability to obtain adequate supply in a timely manner or on commercially reasonable terms;

•	interruption or delayed delivery of supply resulting from difficulty in accessing financial or credit markets or otherwise secure cash and capital resources;

•	interruption of supply resulting from modifications to, or discontinuation of, a supplier’s operations;

•	delays in product shipments resulting from uncorrected defects, reliability issues or a supplier’s variation in a component;

•	uncorrected quality and reliability defects that impact performance, efficacy and safety of products from replacement suppliers;

•	price fluctuations due to a lack of long-term supply arrangements for key components with our suppliers;

•	difficulty identifying and qualifying alternative suppliers for components in a timely manner;

•	production delays related to the evaluation and testing of products from alternative suppliers and corresponding regulatory qualifications; and

•	delays in delivery by our suppliers due to changes in demand from us or their other customers.

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

In response to this situation, we implemented a new automated system to replace the customized equipment, which is no longer produced or supported by a third party. While we believe the new automated system, located at a third party vendor, has demonstrated the ability to meet our anticipated volumes, the system will continue to be located at the vendor’s facility, which requires us to be dependent on them for the day-to-day control and protection of the system. If the new automated system does not perform as expected, if the vendor does not provide us with product as requested, or if the vendor does not allow us to have access to the system, we may encounter delays in the manufacture of our catheters and may not have sufficient inventory to meet our customers’ demands, which could negatively impact our revenues.

If we do not manage our manufacturing capacity effectively, or if our facilities are damaged or destroyed, we may experience delays that could negative impact our revenues.

It is likely that we will need to expand our manufacturing capacity in the first half of 2010. We expect that any expansion would be achieved through modified space utilization in our current leased facilities, improved efficiencies, automation and acquisition of additional tooling and equipment. If we experience a demand in our products that exceeds our manufacturing capacity, we may not have sufficient inventory to meet our customers’ demands, which would negatively impact our revenues.

Our facilities may be affected by natural or man-made disasters. If one of our facilities were affected by a disaster, we would be forced to rely on third party manufacturers or shift production to another manufacturing facility. In such an event, we would face significant delays in manufacturing which would prevent us from being able to sell our products. In addition, our insurance may not be sufficient to cover all of the potential losses and may not continue to be available to us on acceptable terms, or at all.

We may require significant additional capital to pursue our growth strategy, and our failure to raise capital when needed could prevent us from executing our growth strategy.

We believe that our existing cash and cash equivalents and short-term available-for-sale investments will be sufficient to meet our anticipated cash needs for at least the next twelve months. However, we may need to obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to act on opportunities to acquire or invest in complementary businesses, products or technologies. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:

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

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain debt financing. The sale of additional equity or debt securities, or the use of our stock in an acquisition or strategic transaction, would result in additional dilution to our stockholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations. Our significant losses to date and the current national and global financial crisis may prevent us from obtaining additional funds on favorable terms, if at all. We have not made arrangements to obtain additional financing, and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all.

The risks inherent in our international operations may adversely impact our revenues, results of operations and financial condition.

We derive, and anticipate we will continue to derive, a significant portion of our revenues from operations in Japan and Europe. In the year ended December 31, 2008, revenues to customers located in Japan and Europe were $43.6 million and $33.2 million, representing 25.4% and 19.4%, respectively, of our total revenues. As we expand internationally, we will need to hire, train and retain qualified personnel for our direct sales efforts, retain distributors and train their personnel in countries where language, cultural or regulatory impediments may exist. We cannot ensure that distributors, physicians, regulators or other government agencies will accept our products, services and business practices. In addition, we purchase some components on the international market. The sale and shipment of our products and services across international borders, as well as the purchase of components from international sources, subject us to extensive United States and foreign governmental trade regulations. Compliance with such regulations is costly. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions, including:

•	our ability to obtain, and the costs associated with obtaining, United States export licenses and other required export or import licenses or approvals;

•	operating under government-run healthcare systems and changes in third-party reimbursement policies;

•	changes in duties and tariffs, taxes, trade restrictions, license obligations and other non-tariff barriers to trade;

•	burdens of complying with a wide variety of foreign laws and regulations related to healthcare products;

•	costs of localizing product and service offerings for foreign markets;

•	business practices favoring local companies;

•	longer payment cycles and difficulties collecting receivables through foreign legal systems;

•	difficulties in enforcing or defending agreements and intellectual property rights; and

•	changes in foreign political or economic conditions.

We cannot ensure that one or more of these factors will not harm our business. Any material decrease in our international revenues or inability to expand our international operations would adversely impact our revenues, results of operations and financial condition.

Fluctuations in foreign currency exchange rates could result in declines in our reported revenues and earnings.

Our reported revenues and earnings are subject to fluctuations in currency exchange rates. We do not engage in foreign currency hedging arrangements, and, consequently, foreign currency fluctuations may adversely affect our revenues and earnings. Should we choose to engage in hedging activities in the future we cannot be assured our hedges will be effective or that the costs of the hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro and the Yen, could adversely affect our financial results. During the year ended December 31, 2008, 19.4% of our revenues were denominated in the Euro, 10.7% of our operating expenses were denominated in the Euro and 4.5% of our operating expenses were denominated in Yen. Revenues from our Japanese operations are denominated in the U.S. Dollar. In addition, revenues were positively impacted by the valuation of foreign currencies, primarily the Euro, versus the U.S. dollar, particularly during the first three quarters of fiscal 2008. During the fourth quarter of 2008, the U.S. dollar strenghthened versus the Euro. In periods of a strengthening U.S. dollar, our results of operations including the amount of revenue that we report in future periods could be negatively impacted.

Future interest income and the value of our investments may be impacted by further declines in interest rates and the broader effect of the recent disruption of credit markets.

We are conservative in our investment policies and our policies allow us to invest our excess cash primarily in corporate notes, money market funds and United States municipal debt securities. As of December 31, 2008, we have invested our excess cash in money market funds and corporate debt securities issued by banks and corporations. The interest paid on these types of investments and the value of certain securities may decline in the future as credit markets adjust to the national and global financial crisis. While our investment portfolio has not yet been adversely impacted, if there is continued and expanded disruption in the credit markets, our investment portfolio could be adversely affected in the future.

To market and sell our products, we depend on third-party distributors, and they may not be successful.

A portion of our revenue is generated by our third-party distributors. If these distributors cease or limit operations or experience a disruption of their business operations, or are not successful in selling our products, we may be unable to increase or maintain our level of revenues. Over the long term, we intend to grow our business internationally, and to do so we will need to attract additional distributors to expand the territories in which we do not directly sell our products. Our distributors may not commit the necessary resources to market and sell our products. If current or future distributors do not continue to distribute our products or do not perform adequately or if we are unable to locate distributors in particular geographic areas, we may not realize revenue growth internationally.

A significant portion of our annual revenues is derived from sales to our Japanese distributors, primarily Fukuda, Goodman, and Johnson & Johnson. In the year ended December 31, 2008, we generated revenues of $41.7 million, which accounted for approximately 24.3% of our revenues, from sales to our Japanese distributors. In the year ended December 31, 2008, Goodman accounted for 14.4% of our revenues.

On May 19, 2008, we and Goodman mutually terminated the Exclusive Distribution Agreement, dated September 27, 2004, pursuant to which Goodman distributed our rotational IVUS products in Japan on an exclusive basis. Additionally, on May 19, 2008, the oral agreement between us and Goodman, relating to the exclusive distribution of our FM products in Japan, originally distributed by Goodman under the International Distributor Agreement, dated September 17, 1994, by and among the Company, Goodman and Kaneko Enterprise, Inc., as amended, and any other oral agreements between the Company and Goodman relating to the distribution of our products in Japan, was terminated. We did not pay and we are not obligated to pay a fee in connection with this termination. On June 30, 2008, Goodman transferred to us all SHONINs for all rotational IVUS and FM products held by Goodman or its affiliates. Although Goodman currently continues to distribute our rotational IVUS and FM products in Japan on a non-exclusive, purchase order basis, there is no assurance that they will continue to do so in the future. Upon termination of our agreements with Goodman, we monitor the credit risk associated with Goodman as well as other general economic conditions and, accordingly, we have made and continue to make adjustments to the credit terms that are extended to Goodman.

In connection with the Axsun acquisition, we and Axsun were sued by LightLab, for alleged breach of a development and supply agreement between Axsun and LightLab pursuant to which Axsun supplies tunable lasers to LightLab for use in LightLab’s OCT products. LightLab, a wholly owned subsidiary of Goodman, develops and sells OCT products for cardiovascular imaging and other medical uses.

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

We also use distributors in certain other international markets. Other than Japan, no one market in which we use distributors represents a significant portion of our revenues but, in the aggregate, problems with these distribution arrangements could negatively affect our international sales strategy, negatively impact our revenues and the market price of our stock.

If we become profitable and there is an ownership change, we cannot assure you that our net operating losses will be available to reduce our tax liability.

Our ability to use our net operating losses to reduce future income tax obligations may be limited or reduced. Generally, a change of more than 50 percentage points in the ownership of our shares, by value, over the three-year period ending on the date the shares were acquired constitutes an ownership change and may limit our ability to use net operating loss carryforwards. Should an ownership change occur in the future, our ability to utilize net operating loss carryforwards could be limited.

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

Our success largely depends on the skills, experience and efforts of our officers and other key employees who may terminate their employment at any time. The loss of any of our senior management team, in particular our President and Chief Executive Officer, R. Scott Huennekens, could harm our business. We have entered into employment contracts with R. Scott Huennekens, our Chief Financial Officer, John T. Dahldorf, and our Executive Vice President, Global Sales, Jorge J. Quinoy, but these agreements do not guarantee that they will remain employed by us in the future. The announcement of the loss of one of our key employees could negatively affect our stock price. Our ability to retain our skilled workforce and our success in attracting and hiring new skilled employees will be a critical factor in determining whether we will be successful in the future. We face challenges in hiring, training, managing and retaining employees in certain areas including clinical, technical, sales and marketing. This could delay new product development and commercialization, and hinder our marketing and sales efforts, which would adversely impact our competitiveness and financial results.

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

Our products are subject to rigorous regulation by the FDA and numerous other Federal, state and foreign governmental authorities. Our failure to comply with such regulations could lead to the imposition of injunctions, suspensions or loss of regulatory clearances or approvals, product recalls, termination of distribution, product seizures or civil penalties. In the most egregious cases, criminal sanctions or closure of our manufacturing facilities are possible. The process of obtaining regulatory authorizations to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such authorizations will be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new medical device only after the device has received 510(k) clearance or is the subject of an approved pre-market approval, or PMA, application. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to one or more 510(k)-cleared products. The PMA approval process is more costly, lengthy and uncertain than the 510(k) clearance process. Introduction to the market of products we develop that require regulatory clearance or approval may be delayed if clearance or approval is not received within the timeframe expected. If regulatory clearance or approvals are received, additional delays may occur related to manufacturing, distribution, or product labeling. In addition, because we cannot assure you that any new products or any product enhancements we develop will be subject to the shorter

510(k) clearance process as opposed to the PMA process, in which case new products or enhancements may take significantly longer to bring to market, if at all. To date, all of our products have been cleared through the 510(k) process. We have no experience in obtaining PMA approvals.

In the member states of the European Union there is a consolidated system for the authorization of medical devices. The system of regulating medical devices operates by way of a certification for each medical device. Each certificated device is marked with a CE mark which shows that the device has a Certificat de Conformité. There are national bodies, known as Competent Authorities, in each member state that oversee the implementation of the European Union Medical Device Directive within their jurisdiction.

The means for achieving the requirements for a CE mark vary according to the nature of the device. Under the requirements of European Union member states, our products are required to be assessed by a Notified Body. If a Notified Body of one member state has issued a Certificat de Conformité, the device can be sold throughout the European Union without further conformance tests being required in other member states. Our products, including their design and manufacture, have been certified by the British Standards Institute, or BSI, in the United Kingdom as being compliant with the requirements of European Union law. Consequently, we are entitled to affix a CE mark to our products and their packaging and this gives us the right to sell them in Europe.

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

We have conducted, but are not currently conducting, clinical studies with some of our products under an investigational device exemption. Clinical studies must be conducted in compliance with regulations of the FDA and those of regulatory agencies in other countries in which we conduct clinical studies. The data collected from these clinical studies are intended to be used to support a submission to obtain marketing clearance for these products. There is no assurance that United States or foreign regulatory bodies will accept the data from these clinical studies or that they will ultimately allow market clearance or approval for these products, or that the data would be adequate to support a PMA for these products if such a submission were to be required. Regulatory delays or failures to obtain clearances and approvals could disrupt our business, harm our reputation and adversely affect our sales.

Modifications to our products may require new regulatory clearances or approvals or may require us to recall or cease marketing our products until clearances are obtained.

Modifications to our products may require new 510(k) notifications, PMA applications, or other regulatory agency approval applications. If there is a safety concern, it may require us to recall or cease marketing the devices and cause us to modify the devices. In addition, if the modified devices have been distributed without a new 510(k) clearance or PMA approval, we may be required to recall or cease marketing the devices. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance, or does not require any marketing submission. A marketing submission is not required for a modification that a manufacturer determines does not significantly affect safety or efficacy and does not represent a major change in its intended use. However, the FDA can review a manufacturer’s decision and may disagree. The FDA may also on its own initiative determine that a new 510(k) notification or PMA application is required. We have made modifications to our products in the past and may make additional modifications in the future that we believe do not or will not require a new 510(k) notification or PMA application. If the FDA disagrees and requires a new 510(k) notification or PMA application for the modifications, we may be required to recall and to stop marketing our products as modified if we have already begun marketing them, which could require us to redesign our products and harm our operating results. The FDA has the authority to bring an enforcement action when a device is marketed without required clearance or approval, including injunction, seizure and, in egregious circumstances, criminal prosecution. The FDA considers such additional actions generally when there is a serious risk to public health or safety and recall of the product from the market does not adequately mitigate the risk.

If a manufacturer determines that a modification to an FDA-cleared device could significantly affect its safety or efficacy, or would constitute a major change in its intended use, then the manufacturer must file a new 510(k) notification or, if applicable, a PMA application. Where we determine that modifications to our products require a new 510(k) notification or PMA application, we may not be able to obtain those additional clearances or approvals for the modifications or additional indications in a timely manner, or at all. For those products sold in the European Union, we must notify BSI, our European Union Notified Body, if significant changes are made to the products or if there are substantial changes to our quality assurance systems affecting those products. Delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

If we fail to adequately manage our regulatory responsibilities following the Japanese regulatory approvals, our ability to sell our IVUS products in Japan would be impaired.

We currently market our IVUS products in Japan under two types of regulatory approval known as a SHONIN and a NINSHO. SHONINs for medical devices are issued by Japan’s Ministry of Health, Labour and Welfare, or MHLW, to a Marketing Authorization Holder, or MAH, who thereafter holds the SHONINs for, or possesses regulatory approval permitting the import of such devices into Japan. NINSHOs for medical devices are issued by MHLW-approved third-party agencies such as BSI-Japan. Under the third-party program, only certain devices are authorized to be reviewed and approved in this manner. Our IVUS imaging consoles fall within this category. We have elected to participate in this program and have received approval for the s5i. The SHONINs for our IVUS products were previously held by Fukuda Denshi, the MAH for our IVUS products, who acted as our importer. Fukuda Denshi is one of our Japanese distributors and has been responsible for our regulatory compliance in Japan. Until June 1, 2006, we did not have the authority to import or sell our IVUS products directly in Japan, and we were dependent on Fukuda Denshi to do so. The SHONINs for our rotational IVUS and FM products were previously held by Goodman, the MAH for our rotational IVUS and FM products, who acted as our importer, is one of our Japanese distributors and has been responsible for our regulatory compliance in Japan. Until June 30, 2008, we did not have the authority to import or sell our rotational IVUS and FM products directly in Japan, and we were dependent on Goodman to do so.

Fukuda Denshi transferred the SHONINs for our phased-array IVUS products to us on June 1, 2006. Goodman transferred the SHONINs for our rotational IVUS and FM products to us on June 30, 2008. Due to the transfer of the SHONINs, responsibility for Japanese regulatory filings and future compliance resides with us. There is a risk that the transfer of the SHONINs and regulatory responsibility will lead to disruption or lack of coordination in our ongoing compliance activities in Japan. As the holder of the SHONINs, we have the authority to import and sell those phased-array and rotational IVUS and FM products for which we have the SHONINs as well as those products for which we have obtained a NINSHO, but are subject to greater scrutiny. As such, we have to dedicate greater internal resources to direct regulatory compliance in Japan. We cannot guarantee that we will be able to adequately meet the increased regulatory responsibilities. Non-compliance with Japanese regulations may result in action to prohibit further importation and sale of our products in Japan, a significant market for our products. If we are unable to sell our phased-array and rotational IVUS and FM products in Japan, we will lose a significant part of our annual revenues, and our business will be substantially impacted.

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

We expect to file new SHONIN applications for our IVUS catheters sometime between 2009 and 2010, although we are not required under the Japanese regulatory laws to do so until 2010. We may decide to file such new SHONIN applications at a time that is deemed advantageous. This new filing will comply with the new law which encompasses design, manufacturing, shipping and quality processes. In connection with the new law, the Japanese government has prepared new guidance documents, including one document that addresses raw materials that along with the new law, greatly expand the required content of the product approval application from the prior law. With the existing SHONINs, we relied on Fukuda Denshi’s regulatory expertise that the product approval applications appropriately reflected our devices and therefore were in compliance with the law at the time as well as its assessment regarding continuing compliance with the law over the years. We are now the MAH for our phased-array and rotational IVUS and FM products and have full responsibility for their continued legal compliance in Japan.

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

Our manufacturing practices are required to comply with the FDA’s 21 CFR Part 820 Quality System Regulation, or QSR, which governs the facilities, methods, controls, procedures, and records of the design, manufacture, packaging, labeling, storage, shipping, installation, and servicing of our products intended for human use. We are also subject to similar state and foreign requirements and licenses, including the Medical Device Directive—93/42/EEC and the ISO 13485 Quality Management Systems, or QMS, standard applicable to medical devices. In addition, we must engage in regulatory reporting in the case of potential patient safety risks and must make available our manufacturing facilities, procedures, and records for periodic inspections and audits by governmental agencies, including the FDA, state authorities and comparable foreign agencies. If we fail to comply with the QSR, QMS, or other regulations and standards, our operations could be disrupted and our manufacturing interrupted.

Failure to take adequate corrective action in response to inspectional observations or any notice of deficiencies from a regulatory inspection or audit could result in, among other things, a shut-down of our manufacturing operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our devices, operating restrictions and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our products and cause our revenue to decline.

We were inspected by the FDA in 2004 and in 2006. The 2004 inspection resulted in two inspectional observations on Form FDA 483. The 2006 inspection resulted in three inspectional observations on Form FDA 483. We have responded to these observations and believe that we have adequately completed all necessary evaluation of, and implementation of adjustments to, the affected processes. The FDA has acknowledged our responses to the audits and has indicated that the corrective actions should adequately address the inspectional observations. We are due for another FDA inspection. We are not aware of, nor have we received notice of, any pending investigation. The FDA has the right to make unannounced inspections of our manufacturing facility.

We were audited by the European Union Notified Body in December 2005, February 2007, June 2007, October 2007, and June 2008. No major nonconformities were reported in the December 2005, February 2007, October 2007, and June 2008 audits. As a result of the audit in June 2007, one major nonconformity was identified. A corrective action plan was submitted to, and accepted by, the European Union Notified Body. As a result, continued ISO 13485:2003 certification was granted. The certification was subject to biannual assessments until April 2008 to reassess the corrective actions. After the June 2008 audit, which resulted in no major nonconformities and nine minor nonconformities, the European Union Notified Body agreed to switch from biannual to annual audits. The European Union Notified Body has the right to make unannounced audits of our manufacturing facility. We believe that we have taken sufficient corrective actions to address the observations and non-conformities noted by the FDA and the European Union Notified Body, but there can be no assurance that our actions will satisfy the FDA, the European Union Notified Body, or other regulatory agencies. These regulatory agencies may impose additional inspections or audits at any time which may conclude that our quality system is noncompliant with applicable regulations and standards. Such findings could potentially disrupt our business, harm our reputation and adversely affect our sales.

Our products may in the future be subject to product recalls or voluntary market withdrawals that could harm our reputation, business and financial results.

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture that could affect patient safety. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious adverse health consequences or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated recall or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other issues. Recalls, which include corrections as well as removals, of any of our products would divert managerial and financial resources and could have an adverse effect on our financial condition, harm our reputation with customers, reduce our ability to achieve expected revenues, and negatively affect our stock price.

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

We intend to market our products in a number of international markets. Although certain of our IVUS products have been approved for commercialization in Japan and in the European Union, in order to market our products in other foreign jurisdictions, we have had to, and will need to in the future, obtain separate regulatory approvals. The approval procedure varies among jurisdictions and can involve substantial additional testing. Approval or clearance of a device by the FDA does not ensure approval by regulatory authorities in other jurisdictions, and approval by one foreign regulatory authority does not ensure marketing authorization by regulatory authorities in other foreign jurisdictions or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval in addition to other risks. In addition, the time required to obtain foreign approval may differ from that required to obtain FDA approval, and we may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any foreign market other than in the European Union and Japan.

We may be subject to Federal, state and foreign healthcare fraud and abuse laws and regulations and other regulatory reforms, and a finding of failure to comply with such laws, regulations and reforms could have a material adverse effect on our business.

Our operations may be directly or indirectly affected by various broad Federal, state or foreign healthcare fraud and abuse laws. These include the Federal anti-kickback statute, which prohibits any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in return for or to induce the referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of an item or service, for which payment may be made under Federal healthcare programs, such as the Medicare and Medicaid programs. The Federal anti-kickback statute, a felony statute, is very broad in scope, and many of its provisions have not been uniformly or definitively interpreted by existing case law or regulations. In addition, many states have adopted laws similar to the Federal anti-kickback statute, and some of these laws are broader than that statute in that their prohibitions are not limited to items or services paid for by a Federal healthcare program but, instead, apply regardless of the source of payment. Some states also have enacted laws that restrict our marketing activities with physicians, and require us to report consulting and other payments to physicians. Finally, many foreign jurisdictions have anti-bribery provisions and other restrictions on interactions with physicians and other healthcare providers. These vary by country.

Our financial relationships with healthcare providers and others who provide products or services to Federal healthcare program beneficiaries or are in a position directly or indirectly to recommend or arrange for use of our products are potentially governed by the Federal anti-kickback statute and similar state laws, as well as laws in foreign jurisdictions. If our past or present operations, including our consulting arrangements with physicians who use our products, are found to be in violation of these laws, we or our officers may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from Medicare and Medicaid program participation. In connection with their services, some physicians serve as consultants and have in the past been awarded options to purchase our common stock. As of December 31, 2008, 90,906 shares of common stock have been purchased in connection with the exercise of these options and options to purchase 27,272 shares of common stock remain outstanding, vested and exercisable. Additionally, some physicians are paid consulting fees or reimbursed for expenses. In October 2008, we received a letter from Senator Charles E. Grassley, ranking member of the United States Senate Committee on Finance and Senator Herb Kohl, Chairman, United States Senate Special Committee on Aging, requesting information regarding payments made to the Cardiovascular Research Foundation, Columbia University and certain affiliated physicians. Additionally, the letter requests information regarding the COURAGE trial. We are cooperating with the request. While we believe that the pending inquiry is not likely to have a material adverse effect on our business or financial condition, similar investigations by other state agencies or governmental agencies are possible and we cannot assure that the costs of defending or resolving those investigations or proceedings would not have a material adverse effect on our financial condition, results of operations and cash flows. If enforcement action were to occur, our business and financial condition would be harmed.

In addition, Federal and state authorities and private whistleblower plaintiffs recently have brought actions against manufacturers alleging that the manufacturers’ activities constituted aiding and abetting healthcare providers in the submission of false claims, alleging that the manufacturers themselves made false or misleading statements to the Federal government, or alleging that the manufacturers improperly promoted their products for “off-label” uses not approved by the FDA. Such investigations or litigation could be time-consuming and costly to us and could divert management’s attention from operating our business, which could have a material adverse effect on our business. In addition, if our activities were found to violate Federal or state false claims provisions, it could have a material adverse effect on our business and results of operations.

We do not believe that we are now subject to state or Federal physician self-referral laws, but changes in Federal or state legislation or regulatory interpretations could occur. Federal physician self-referral legislation (commonly known as the “Stark Law”) prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member has any financial relationship with the entity. The Stark Law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral, and any person collecting any amounts in connection with an unlawful referral is obligated to refund such amounts. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $100,000 for each such arrangement or scheme. The penalties for violating the Stark Law also include civil monetary penalties of up to $15,000 per referral and possible exclusion from Federal healthcare programs such as Medicare and Medicaid. Various states have corollary laws to the Stark Law, including laws that require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Both the scope of and exceptions to such laws vary from state to state. Finally, pending Federal legislation introduced by Senators Grassley and Kohl, if passed, would require us to report and disclose a broad range of payments to physicians.

We could also be subject to investigation and enforcement activity under Title II of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created two new Federal crimes. A healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A false statements statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement or representation in connection with the delivery of or payment for healthcare benefits, items or services. A violation of these statutes is a felony and could result in fines, imprisonment or exclusion from government-sponsored programs. Additionally, HIPAA granted expanded enforcement authority to the Department of Health and Human Services and the United States Department of Justice and provided enhanced resources to support investigative and enforcement activities by governmental entities regarding fraud and abuse violations relating to healthcare delivery and payment.

In the United States, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. Federal and state lawmakers regularly propose and, at times, enact new legislation establishing significant changes in the healthcare system, particularly following changes in presidential administrations and senior government officials. We cannot predict whether new Federal legislation will be enacted in the future or the full impact that any such new legislation will have on our business. The potential for adoption of healthcare reform proposals on a state-by-state basis could require us to develop state-specific marketing and sales approaches. In addition, we may experience pricing pressures in connection with the sale of our products due to additional legislative proposals or healthcare reform initiatives. Our results of operations and our business could be adversely affected by future healthcare reforms. In the European Union, legislation on inducements offered to physicians and other healthcare workers or hospitals differ from country to country. Breach of the laws relating to such inducements may expose us to the imposition of criminal sanctions. It may also harm our reputation, which could in turn affect sales.

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

We use hazardous materials in our research and development and manufacturing processes. We are subject to Federal, state and local regulations governing use, storage, handling and disposal of these materials and associated waste products. We are currently licensed to handle such materials, but there can be no assurance that we will be able to retain these licenses in the future or obtain licenses under new regulations if and when they are required by governing authorities. Although we believe our procedures for use, storage, handling and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials, and we may incur liability as a result of any such contamination or injury. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources and any applicable insurance. We have also incurred and may continue to incur expenses related to compliance with environmental laws. Such future expenses or liability could have a significant negative impact on our business, financial condition and results of operations. Further, we cannot assure that the cost of compliance with these laws and regulations will not materially increase in the future. We may also incur expenses related to ensuring that our operations comply with environmental laws related to our operations, and those of prior owners or operators of our properties, at current or former manufacturing sites where operations have previously resulted in spills, discharges or other releases of hazardous substances into the environment. The United States environmental laws which we believe are, or may be, applicable include Resource Conservation and Recovery Act, or RCRA, as amended by the Hazardous and Solid Waste Amendments of 1984 and the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA. These laws regulate the management and disposal of wastes, provide for the investigation and remediation of contaminated land and groundwater resources and establish a pollution prevention program. In addition, various states have implemented environmental protection laws which are the counterparts of CERCLA and/or RCRA in the jurisdiction where the Company had or maintains facilities (e.g., California). These laws may give rise to liability (including strict liability, or liability without fault, and cleanup responsibility) to governmental entities or private parties under these Federal, state or local environmental laws, as well as under common law. For example, we could be held strictly liable under CERCLA for contamination of property that we currently or formerly owned or operated without regard to fault or whether our actions were in compliance with law at the time. Our liability could also increase if other responsible parties, including prior owners or operators of our facilities, fail to complete their clean-up obligations or satisfy indemnification obligations to us.

The European Union has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, or RoHS, and the Waste Electrical and Electronic Equipment, or WEEE, directives. The RoHS directive prohibits the use of certain levels of six substances, including lead, mercury, cadmium and hexavalent chromium, in covered products placed on the market after July 1, 2006. The WEEE directive obligates parties that place electrical and electronic equipment onto the market in the European Union to clearly mark the equipment, register with and report to European Union regulators regarding distribution of the equipment, and provide a mechanism to recall and properly dispose of the equipment. Each European Union member country has enacted, or is expected to soon enact, legislation clarifying what is and what is not covered by the WEEE and RoHS directives in that country. However, there is still some uncertainty in certain European Union countries as to which party involved in the manufacture, distribution and sale of electronic equipment will be ultimately held responsible. If our subsidiary, Axsun, is deemed to be a manufacturer of covered products, we may be required to register as a producer in certain European Union countries, and incur financial responsibility with respect to products sold within the European Union, including products of other manufacturers that have been replaced by our products. We may also incur substantial costs to change our manufacturing processes, redesign or reformulate, and obtain substitute components for, our products that are deemed covered products under the RoHS directive. We may also incur significant inventory write-downs if certain components held in inventory become unusable because they are not RoHS-compliant. If we fail to timely provide RoHS-compliant products, we will not be able to offer our products within European Union, and we may be subject to civil or criminal liabilities. Penalties for failure to comply with the WEEE Directive differ across European countries and come under two headings: failure to register and non-compliance. Those failing to register generally are subject to a fine and non-compliant products are either blocked or taken off the market.

The use, misuse or off-label use of our products may result in injuries that could lead to product liability suits, which could be costly to our business.

Our currently marketed products have been cleared by the FDA for particular indications for the qualitative and quantitative evaluation of the coronary and peripheral vasculature. Our products are also CE marked, licensed in Canada, have approvals in Japan, as well as regulatory approvals in many other countries around the world for specific indications for use. There may be increased risk of injury if physicians attempt to use our products in procedures outside of those indications cleared for use, known as off-label use. Our sales force is trained according to company policy not to promote our products for off-label uses, and in our instructions for use in all markets we specify that our products are not intended for use outside of those indications cleared for use. However, we cannot prevent a physician from using our products for off-label applications. Our catheters and guide wires are intended to be single-procedure products. In spite of clear labeling and instructions against reuse, we are aware that certain physicians have elected to reuse our products. Reuse of our catheters and guide wires may increase the risk of product liability claims. Reuse may also subject the party reusing the product to regulatory authority inspection and enforcement action. Physicians may also misuse our product if they are not adequately trained, potentially leading to injury and an increased risk of product liability. If our products are defectively designed, manufactured or labeled, contain defective components or are misused, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us.

Risks Related to Our Intellectual Property and Potential Litigation

Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain.

Our success depends significantly on our ability to protect our intellectual property and proprietary technologies. Our policy is to obtain and protect our intellectual property rights. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our pending United States and foreign patent applications may not issue as patents or may not issue in a form that will be advantageous to us. Among other reasons, for example, the United States Supreme Court and other courts have issued and continue to issue opinions that may affect the scope of or whether we will be able to obtain patent protection. Any patents we have obtained or will obtain may be challenged by re-examination, opposition or other administrative proceeding, or in litigation. Such challenges could result in a determination that the patent is invalid. In addition, competitors may be able to design alternative methods or devices that avoid infringement of our patents. To the extent our intellectual property protection offers inadequate protection, or is found to be invalid, we are exposed to a greater risk of direct competition. If our intellectual property does not provide adequate protection against our competitors’ products, our competitive position could be adversely affected, as could our business. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

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

The medical device industry is characterized by extensive litigation and administrative proceedings over patent and other intellectual property rights. Whether or not a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Our competitors may assert that they own U.S. or foreign patents containing claims that cover our products, their components or the methods we employ in the manufacture or use of our products. In addition, we may become a party to an interference proceeding declared by the United States Patent and Trademark Office to determine the priority of invention. Because patent applications can take many years to issue and in many instances at least 18 months to publish, there may be applications now pending of which we are unaware, which may later result in issued patents that contain claims that cover our products. There could also be existing patents, of which we are unaware, that contain claims that cover one or more components of our products. As the number of participants in our industry increases, the possibility of patent infringement claims against us also increases.

Any interference proceeding, litigation or other assertion of claims against us may cause us to incur substantial costs, could place a significant strain on our financial resources, divert the attention of our management from our core business and harm our reputation. If the relevant patents were upheld as valid and enforceable and we were found to be infringing, we could be required to pay substantial damages and/or royalties and could be prevented from selling our products unless we could obtain a license or were able to redesign our products to avoid infringement. Any such license may not be available on reasonable terms, if at all. If we fail to obtain any required licenses or make any necessary changes to our products or technologies, we may be unable to make, use, sell or otherwise commercialize one or more of our products in the affected country. In addition, if we are found to infringe willfully, we could be required to pay treble damages and attorney fees, among other penalties.

We expect to enter new product fields, such as IVUS guided therapies, FLIVUS, and OCT imaging, in the future. Entering such additional fields may subject us to claims of infringement. Defending any infringement claims would be expensive and time consuming.

We are aware of certain third-party U.S. patents in these fields. We do not have licenses to these patents nor do we believe that such licenses are required to develop, commercialize or sell our products in these areas. However, the owners of these patents may initiate a lawsuit alleging infringement of one or more of these or other patents. If they do, we may be required to incur substantial costs related to patent litigation, which could place a significant strain on our financial resources and divert the attention of management from our business and harm our reputation. Adverse determinations in such litigation could cause us to redesign or prevent us from manufacturing or selling our products in these areas, which would have an adverse effect on our business by limiting our ability to generate revenues through the sale of these products.

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

The marketing and sale of our current rotational IVUS catheters and pullback products depend on a license for IVUS-related patents owned or licensed by Boston Scientific. Boston Scientific was required to transfer the related intellectual property rights pursuant to a 1995 order of the Federal Trade Commission. We obtained rights to the license in 2003 through our former wholly-owned subsidiary, Pacific Rim Medical Ventures, which merged into us on December 30, 2004. In the event Boston Scientific disputes our rights to the license or seeks to terminate the license, we may be required to expend significant time and resources defending our rights. An adverse determination could cause us to redesign or prevent us from manufacturing or selling our rotational IVUS catheters and pullback products, which would have an adverse effect on our business. Additionally, in the event that the chain of title from the 1995 transfer of rights from Boston Scientific through the 2003 transfer to us is successfully challenged, we may have fewer rights to the technology than our business requires which will negatively impact our ability to continue our development of rotational IVUS catheters and pullback products or subject us to disputes with Boston Scientific or others with respect to the incorporation of this intellectual property into our products.

Our VH IVUS business depends on a license from The Cleveland Clinic Foundation, the loss of which would severely impact our business.

The marketing and sale of our VH IVUS functionality for IVUS depends on an exclusive license to patents owned by The Cleveland Clinic Foundation, the license to which we obtained in April 2002. We are aware that maintenance of the license depends upon certain provisions being met by us including payment of royalties, commercialization of the licensed technology and obtaining regulatory clearances or approvals. If The Cleveland Clinic Foundation were to claim that we committed a material breach or default of these provisions and we were not able to cure such breach or default, The Cleveland Clinic Foundation would have a right to terminate the agreement. The loss of the rights granted under the agreement could require us to redesign our VH IVUS functionality or prevent us from manufacturing or selling our IVUS products containing VH IVUS in countries covered by these patents. In addition, our exclusive license shall become non-exclusive if we fail to obtain regulatory clearances or approvals to commercialize the licensed technology within a proscribed time period. The cost of redesigning or an inability to sell our VH IVUS products would have a negative impact on our ability to grow our business and may cause a drop in our stock price.

Risks Related to Our Common Stock

We expect that the price of our common stock will fluctuate substantially.

The market price of our common stock could be subject to significant fluctuation. Factors that could cause volatility in the market price of our common stock include the following:

•	changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earning estimates;

•	quarterly variations in our or our competitors’ results of operations;

•	changes in governmental regulations or in the status of our regulatory clearance or approvals;

•	changes in availability of third-party reimbursement in the United States or other countries;

•	the announcement of new products or product enhancements by us or our competitors;

•	the announcement of an acquisition or other business combination or strategic transaction;

•	announcements related to patents issued to us or our competitors;

•	the announcement of pending or threatened litigation;

•	sales of large blocks of our common stock, including sales by our executive officers and directors; and

•	general market and economic conditions and other factors unrelated to our operating performance or the operating performance of our competitors.

These factors may materially and adversely affect the market price of our common stock.

Future equity issuances or a sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

As of December 31, 2008, the holders of a significant number of shares of our common stock may require us, subject to certain conditions, to file a registration statement covering those shares. If any of these stockholders cause a large number of securities to be sold in the public market, the sales could reduce our stock price. In addition, sales of these shares could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Because we may need to raise additional capital in the future to continue to expand our business and develop new products, among other things, we may conduct additional equity offerings. These future equity issuances, together with any additional shares issued in connection with acquisitions, will result in further dilution to investors. As of December 31, 2008, options to purchase 5,957,995 shares of our common stock were outstanding under our equity compensation plans. On February 27, 2009, 88,303 restricted stock units vested and converted to shares of our common stock. No prediction can be made regarding the effect that future sales of shares of our common stock will have on the market price of our shares.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of December 31, 2008, our directors, officers and principal stockholders each holding more than 5% of our common stock collectively controlled 64% of our outstanding common stock. To the extent our directors, officers and principal stockholders continue to hold a significant percentage of our outstanding common stock, these stockholders, if they act together, would be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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

Our corporate headquarters is located in San Diego, California. We lease 8,369 square feet at this location and the lease expires in June 2009. We also conduct a portion of our research and development activities at this facility. Our manufacturing operations and a portion of our administrative functions are located in a 75,626 square foot facility in Rancho Cordova, California. We have leased this facility through December 2014 with options to renew through December 2024. In early 2006, we moved our research and development, marketing and regulatory operations to an approximately 33,600 square foot facility also located in Rancho Cordova, California. We have leased this facility through December 2014 with options to renew through December 2024. Our product distribution operations are also located in Rancho Cordova, California. We have leased this 12,960 square foot facility through October 2009 with an option to renew through October 2014. We also lease a 13,705 square foot facility in Rancho Cordova, California through December 2014 with options to renew through December 2024. We conduct our shipping and receiving, quality inspection, and systems refurbishment activities at this facility. We also lease 4,565 square feet of general office space in Alpharetta, Georgia, from which we conduct U.S. sales administration operations. This lease expires in June 2014 with an option to renew through June 2019. We also lease 6,409 square feet of office and warehouse space in Forsyth County, Georgia through May 2019 with options to renew through May 2020, from which we conduct research and development for our catheter products. We also lease 10,361 square feet of office space in San Antonio, Texas for the research and development of our OCT technology. This lease expires in August 2013. We also lease 5,049 square feet of office space in Andover, Massachusetts through May 2011 for the research and development of our FLIVUS technology. We also lease 64,784 square feet of office space in Billerica, Massachusetts through October 2009 with an option to renew through November 2014, for the primary operations of Axsun, our wholly owned subsidiary. We also currently lease 4,694 square feet of general office space in Cleveland, Ohio through March 2010 with options to renew through March 2012. This space is occupied by research and development personnel.

In April of 2004 we opened our Japanese sales office concurrently with the creation of our subsidiary, Volcano Japan. We lease 3,660 square feet of office space located in Minato-ku, Tokyo, Japan. This lease expires in March 2009. In October 2008, we executed a lease for approximately 9,752 square feet of office space located in Minato-ku, Tokyo, Japan from February 2009 through January 2012. We intend to relocate our Japanese sales office to this new facility. In July 2008, we leased a field service office of approximately 3,100 square feet in Tokyo, Japan through June 2010.

We conduct our European administrative, sales and product distribution operations through our European subsidiary, Volcano Europe, from approximately 11,874 square feet of leased offices located in Zaventem, Belgium. This lease is expires in 2013.

We believe that our current and planned facilities are adequate to meet our needs for the foreseeable future.

In connection with the acquisition of Axsun, we lease facilities in Livermore, California for a total of 14,288 square feet through September 2010 that is vacant and not utilized for our operations.

Item 3.	Legal Proceedings

On January 7, 2009, LightLab Imaging Inc., or LightLab, filed a complaint against Volcano and its wholly-owned subsidiary, Axsun, in the Superior Court of Massachusetts, Suffolk County, seeking injunctive relief and unspecified damages. LightLab’s complaint alleges that Volcano interfered with LightLab’s development and supply agreement with Axsun and its advantageous business relationship with Axsun, engaged in unfair competition, engaged in unfair or deceptive acts or practices and engaged in misappropriation and wrongful use of LightLab’s confidential information and trade secrets. LightLab’s complaint alleges that Axsun breached its development and supply agreement with LightLab, breached the implied covenant of good faith and fair dealing, misappropriated and wrongfully used and disclosed LightLab’s confidential information and trade secrets, engaged in unfair competition, and engaged in unfair or deceptive acts or practices. The allegations in the complaint are based primarily on Volcano’s acquisition of Axsun and Volcano’s access to the specifications to the lasers manufactured by Axsun for LightLab. LightLab, a wholly owned subsidiary of Goodman, our distributor of IVUS and FM products in Japan, develops and sells OCT products for cardiovascular imaging and other medical uses. Along with its complaint, on January 7, 2009, LightLab also filed a motion for a temporary restraining order, which Axsun and Volcano opposed. After a hearing held on January 8, 2009, the Superior Court issued a preliminary injunction against Axsun and Volcano, that among other things, prohibits Volcano from using Axsun tunable lasers in Volcano’s OCT products under development. The court indicated that the motion for a preliminary injunction would be reconsidered after the parties had time to complete discovery and fully brief the court on the issues. A hearing was held on March 6, 2009 to reconsider the preliminary injunction and we are currently awaiting the judge’s ruling. Volcano and Axsun have not yet answered the complaint.

We may be subject to various other claims and legal actions arising in the ordinary course of business from time to time.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fiscal fourth quarter ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We completed our initial public offering on June 15, 2006. Our Common Stock is traded on the NASDAQ Global Market under the symbol “VOLC”. The following table sets forth the high and low sales price of our common stock for the periods indicated.

	Price Range
	Low	High
Fiscal 2008:
First Quarter	$10.55	$14.69
Second Quarter	11.41	14.92
Third Quarter	11.94	19.50
Fourth Quarter	11.60	18.04
Fiscal Year	10.55	19.50

Fiscal 2007:
First Quarter	$16.18	$21.87
Second Quarter	17.59	23.10
Third Quarter	14.40	20.97
Fourth Quarter	12.04	19.09
Fiscal Year	12.04	23.10

At February 27, 2009, the closing price of our Common Stock on the NASDAQ Global Market was $14.96 per share, and we had 58 stockholders of record.

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

The graph below compares total stockholder return on our common stock from June 15, 2006 (the first day our stock was traded on the NASDAQ Global Market) through December 31, 2008 with the cumulative total return of (a) the NASDAQ Composite Index and (b) the NASDAQ Medical Equipment Index assuming a $100 investment made in each on June 15, 2006. Each of the three measures of cumulative total return assumes reinvestment of dividends, if any. The stock performance shown on the graph below is based on historical data and is not indicative of, or intended to forecast, possible future performance of our common stock.

COMPARISON OF 30 MONTH CUMULATIVE TOTAL RETURN *

Among Volcano Corporation, The NASDAQ Composite Index

And The NASDAQ Medical Equipment Index

Equity Compensation Plan Information

Information regarding our equity compensation plans is included in Part III, Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None

Recent Purchase of our Registered Equity Securities

We did not purchase any shares of our common stock during the fourth quarter of 2008.

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

The selected financial data set forth below are derived from our consolidated financial statements. The consolidated statement of operations data for the years ended December 31, 2008, 2007 and 2006, and the consolidated balance sheet data at December 31, 2008 and 2007 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2005 and 2004 and the consolidated balance sheet data at December 31, 2006, 2005 and 2004 are derived from our audited consolidated financial statements which are not included herein.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report (in thousands, except per share data):

	Years Ended December 31,
	2008	2007	2006	2005	2004
Consolidated Statement of Operations Data:
Revenues	$171,495	$130,614	$103,048	$91,900	$61,098
Cost of revenues	64,293	51,559	41,715	47,843	29,860

Gross profit	107,202	79,055	61,333	44,057	31,238

Operating expenses:
Selling, general and administrative	84,369	62,631	47,614	35,365	30,374
Research and development	26,690	20,315	16,923	15,119	9,800
In-process research and development (1)	12,681	26,188	—	—	—
Amortization of intangibles	3,125	3,067	3,117	3,052	2,929

Total operating expenses	126,865	112,201	67,654	53,536	43,103

Operating loss	(19,663)	(33,146)	(6,321)	(9,479)	(11,865)
Interest income	4,828	5,841	958	458	153
Interest expense	(113)	(199)	(4,013)	(5,311)	(4,784)
Exchange rate gain (loss)	1,809	1,452	1,053	(859)	342
Other, net	54	—	18	—	—

Loss before provision for income taxes	(13,085)	(26,052)	(8,305)	(15,191)	(16,154)

Provision for income taxes	620	524	298	70	37

Net loss	$(13,705)	$(26,576)	$(8,603)	$(15,261)	$(16,191)

Net loss per share—basic and diluted	$(0.29)	$(0.66)	$(0.41)	$(2.28)	$(2.57)

Shares used in calculating basic and diluted net loss per share	47,376	40,024	21,113	6,693	6,291

	At December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash and cash equivalents (1)	$100,949	$122,913	$77,738	$15,219	$11,438
Short-term available-for-sale investments	48,941	66,205	17,787	—	—
Working capital	182,108	210,094	108,908	16,993	12,042
Intangible assets, net (2)	15,636	9,385	11,946	14,645	17,279
Total assets	275,479	266,574	154,725	68,468	59,141
Short and long-term debt, including current maturities	242	198	1,720	30,350	34,534
Convertible preferred stock (3)	—	—	—	63,060	47,696
Total stockholders’ equity (deficit)	229,732	232,937	129,182	(49,468)	(36,976)

These historical results are not necessarily indicative of results expected for any future period.

(1)	In December 2007, we paid $25.2 million for the acquisition of CardioSpectra. In May 2008, we paid $12.3 million for the acquisition of Novelis. In December 2008, we paid $21.5 million for the acquisition of Axsun.

(2)	Includes the effects of the Axsun acquisition in December 2008.

(3)	Includes the issuance of Series B preferred stock in March 2004 in the amount of $250,000, the issuance of Series B preferred stock warrants in 2004 related to debt agreements in the amount of $224,000, the issuance of Series C preferred stock in February 2005 in the amount of $15.4 million and the conversion of all outstanding shares of preferred stock into 18,123,040 shares of our common stock in June 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and notes thereto included elsewhere in this annual report.

Overview

We design, develop, manufacture and commercialize a broad suite of IVUS and FM products. We believe that these products enhance the diagnosis and treatment of vascular heart disease by improving the efficiency and efficacy of existing PCI therapy procedures in the coronary or peripheral arteries. We market our products to physicians and technicians who perform PCI procedures in hospitals and to other personnel who make purchasing decisions on behalf of hospitals.

Our IVUS products consist of ultrasound consoles, single-procedure disposable phased array and rotational IVUS imaging catheters and additional functionality options such as virtual histology, or VH, IVUS tissue characterization and ChromaFlo stent apposition analysis. Our IVUS consoles are marketed as stand-alone units or customized units that can be integrated into a variety of hospital-based interventional surgical suites called catheterization laboratories, or cath labs. We have developed customized cath lab versions of these consoles and are developing additional functionality options as part of our cath lab integration initiative. Our IVUS consoles have been designed to serve as a multi-modality platform for our phased array and rotational IVUS catheters, FFR pressure wires and Medtronic’s Pioneer reentry device. We are developing additional offerings for integration into the platform, including, FLIVUS catheters, image-guided therapy catheters and ultra-high resolution OCT systems and catheters.

Our FM offerings include consoles and single-use pressure and flow guide wires used to measure the pressure and flow characteristics of blood around plaque enabling physicians to gauge the plaque’s physiological impact on blood flow and pressure.

We have focused on building our domestic and international sales and marketing infrastructure to market our products to physicians and technicians who perform PCI procedures in hospitals and to other personnel who make purchasing decisions on behalf of hospitals. We expanded our worldwide sales organization from 60 employees in July 2003 to 180 employees at December 31, 2008, which included 150 direct sales representatives in the United States, Western Europe and Asia. We sell our products directly to customers in certain European markets and utilize distributors in other European markets, including Spain, Portugal and parts of Italy. At December 31, 2008, our distribution efforts in Europe were led by a General Manager, a Director of European Sales, 16 account representatives and three clinical specialists. Three companies distribute our IVUS and FM products in Japan. We have direct contractual relationships with Goodman, Fukuda Denshi and Johnson & Johnson through which our IVUS and FM products are distributed in Japan. In addition, Fukuda Denshi has sub-distribution agreements with other parties. While these multi-level relationships allow us to access specific customers and markets, they create complex distribution arrangements and increase our reliance on our Japanese distributors. As of December 31, 2008, we support our Japanese distributors through Volcano Japan which is led by a General Manager, two marketing, three distribution, and 16 sales and support staff. In emerging markets, including the major markets of Asia Pacific, Latin America, Europe, Australia, Africa and the Middle East, we have distributor relationships through which we sell our products. Our distributors are involved in product launch planning, education and training, physician support and clinical trial management.

Fukuda Denshi accounted for 14.2% of our revenues in 2006 and accounted for less than 10% of our revenues in 2007 and 2008. In the first quarter of 2005, Goodman, formerly Boston Scientific’s distributor of its IVUS products in Japan, began to distribute our IVUS products in Japan through a sub-distribution agreement with Fukuda Denshi. Additionally, Fukuda Denshi transferred the Japanese regulatory approvals, or SHONINs, for our phased array IVUS products to us on June 1, 2006. Due to the transfer, we are now able to sell directly to distributors in Japan as opposed to being required to sell our phased array IVUS products only to Fukuda Denshi. As a result, for a portion of 2006, we sold directly to Goodman and Fukuda Denshi and the percentage of our revenues attributable to Fukuda Denshi declined, while the percentage of revenues attributed to Goodman increased, accounting for 14.4%, 18.0%, and 15.0% of our revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

On May 19, 2008, we and Goodman, mutually terminated the Exclusive Distribution Agreement, dated September 27, 2004, pursuant to which Goodman distributed our IVUS products in Japan. Also on May 19, 2008, the oral agreement between us and Goodman, related to the exclusive distribution of our FM products in Japan, was terminated. We did not pay and we are not obligated to pay a termination fee in connection with this termination. On June 30, 2008, Goodman transferred to us all marketing authorization and other regulatory approvals, or SHONINs, for all specified products held by Goodman or its affiliates. Although Goodman currently continues to distribute our rotational IVUS and FM products in Japan on a non-exclusive, purchase order basis, there is no assurance that they will continue to do so in the future. Upon termination of our agreements with Goodman, we monitor the credit risk associated with Goodman as well as other general economic conditions and, accordingly, we have made and continue to make adjustments to the credit terms that are extended to Goodman.

We are also collaborating with GE for the development and distribution worldwide, except Japan, of our s5i GE Innova system, which is our IVUS imaging system console that is installed directly into a cath lab on a permanent basis and is able to be integrated with GE’s Innova system.

At December 31, 2008, we had a worldwide installed base of over 3,200 IVUS consoles and over 800 FM consoles. We intend to grow and leverage this installed base to drive recurring sales of our single-procedure disposable catheters and guide wires. In 2008, the sale of our single-procedure disposable catheters and guide wires accounted for $125.4 million, or 73.1% of our revenues, a $27.6 million, or 28.2% increase from 2007, in which the sale of our single-procedure disposable catheters and guide wires accounted for $97.8 million, or 74.9% of our revenues.

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

From our inception in January 2000 until July 2003, we were engaged principally in the research and development of tools designed to diagnose vulnerable plaque. In July 2003, we purchased substantially all of the assets and assumed certain liabilities associated with the IVUS and FM product lines of Jomed, Inc. We also acquired certain IVUS patents and technology from Philips in July 2003. These purchases were significant in executing our strategy to leverage our IVUS technology and build our business. Our revenues have increased from $103.0 million in 2006 to $130.6 million in 2007 to $171.5 million in 2008. Our operating loss increased from $6.3 million in 2006 to $33.1 million in 2007, which included a $26.2 million charge related to in-process research and development acquired as part of the acquisition of CardioSpectra, then decreased to $19.7 million in 2008, which included a $12.2 million charge related to in-process research and development acquired as part of the Novelis acquisition. At December 31, 2008, our accumulated deficit was $104.3 million. Since our inception, we have not been profitable for a full fiscal year, and we expect to continue to incur net losses for the foreseeable future.

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

During the second half of 2007 and the first quarter of 2008, we pursued an acquisition with an interventional therapy company. Given the other entity’s complex legal structure, global revenue base and lack of U.S. GAAP financial statements, the due diligence and deal-related costs were unusually high. We were not able to reach a final definitive agreement and, during the year ended December 31, 2008, we expensed approximately $2.9 million in third-party costs incurred during the due diligence process.

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

On May 15, 2008, we acquired Novelis, a company with proprietary ultrasonic visualization and therapy technology for minimally invasive diagnostic and therapeutic devices. Novelis’ proprietary FLIVUS technology platform is expected to build upon our existing suite of products and further enhance our position as an imaging technology leader in the field of interventional medicine by enabling FLIVUS and associated therapies in the interventional cardiology market. We expect to add the Novelis products and capability onto our s5i multi-modality integrated platform/hub.

On December 24, 2008, we acquired Axsun, a company that develops and manufactures optical monitors for telecommunications, lasers and optical engines used in medical OCT imaging systems and advanced photonic components and subsystems used in spectroscopy and other industrial applications. We believe Axsun’s proprietary OCT technology will provide us competitive advantages in the invasive imaging sector. In connection with the Axsun acquisition, we and Axsun were sued by LightLab. LightLab is a wholly owned subsidiary of Goodman, our distributor of IVUS and FM products in Japan, and LightLab develops and sells OCT products for cardiovascular imaging and other medical uses. We believe the complaint is without merit and we intend to opposed the preliminary injunction motion and intend to defend ourselves vigorously.

Financial Operations Overview

The following is a description of the primary components of our revenue and expenses.

Revenues. We derive our revenues primarily from the sale of our IVUS and FM consoles and single-procedure disposables. In 2008, 85.6% of our revenues were derived from the sale of our IVUS consoles and IVUS single-procedure disposables, as compared with 86.0% in 2007 and 85.8% in 2006. In 2008, 73.1% of our revenues were derived from the sale of our IVUS and FM single-procedure disposables, as compared with 74.9% in 2007 and 74.1% in 2006. Other revenues consist primarily of spare parts sales, service and maintenance revenues, shipping and handling revenues and license fees from Medtronic, a related party. Fukuda Denshi accounted for 14.2% of our revenues in 2006. Goodman accounted for 14.4%, 18.0%, and 15.0% of our revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

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

We experienced a significant increase in our IVUS consoles, IVUS single-procedure disposables and FM single-procedure disposables revenues from 2008 compared with 2007, offset slightly by a decline in our FM consoles business which represents a shift towards our integrated IVUS console product offerings that incorporate the features of our FM consoles.

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

Cost of Revenues. Cost of revenues consists primarily of material costs for the products that we sell and other costs associated with our manufacturing process such as personnel costs, rent and depreciation. In addition, cost of revenues includes royalty expenses for licensed technologies included in our products, service costs, provisions for warranty, distribution, freight and packaging costs and stock compensation expense. We expect our gross margin for IVUS and FM products to improve if we are able to complete our ongoing efforts to streamline and improve our manufacturing processes and increase production volumes. We expect our overall gross margins to decrease due to the acquisition of Axsun and the lower gross margin on their product lines.

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

In-process Research and Development. In-process research development, or IPR&D, consists of our projects acquired in connection with acquisitions that had not reached technological feasibility and had no alternative future uses as of each acquisition date.

In December 2007, we acquired the OCT project in connection with our acquisition of CardioSpectra, which was valued at $26.3 million. In-vivo testing and regulatory approval remained to be completed as of the acquisition date at an estimated cost of $7.2 million. In addition, milestone payments of up to $38 million may be paid in connection with successful and timely regulatory approvals and commercialization. The OCT project was expected to be commercialized by late 2008. Our initial assessment of the stage of completion of the OCT project at the acquisition date was underestimated. As of December 31, 2008, the OCT project in-vivo testing had begun and commercialization was behind schedule by approximately two years. In addition, we expect additional costs to complete the OCT project of approximately $12 million. We believe the current schedule is attainable and consistent with deadlines associated with milestone payments. However, if the OCT project is not completed in a timely manner, such as if we experience delays associated with significant design changes that result from unsuccessful human trials or discoveries during human trials, we may jeopardize a potential competitive advantage, experience difficulties in obtaining our forecasted revenues and associated market share and we may not be required to pay some or all of the milestone payments.

In May 2008, we acquired the FLIVUS project in connection with our acquisition of Novelis, which was valued at $12.2 million. In-vivo testing and regulatory approval protocols remained to be completed for the FLIVUS project as of the acquisition date, at an estimated cost of $3.9 million. We expected the FLIVUS project to receive regulatory approvals and be commercialized during 2009. As of December 31, 2008, the project was on schedule. However, if the FLIVUS project is not completed in a timely manner, such as if we experience delays associated with significant design changes that result from unsuccessful human trials or discoveries during human trials, we may jeopardize a potential competitive advantage and experience a potential loss of revenues and associated market share.

In November 2008, we acquired an IPR&D project in connection with our acquisition of Impact Medical Technologies, LLC, a minor acquisition, valued at approximately $300,000.

The following table summarizes our significant IPR&D projects:

Project Name	Fair Value	Estimated Cost to Complete, as of acquisition date
OCT	$26.3 million	$7.2 million
FLIVUS	12.2 million	3.9 million

Amortization of Intangibles. Intangible assets, which consist of our developed technology, licenses, customer relationships, patents and trademarks, are amortized using the straight-line method over their estimated useful lives ranging from three to ten years.

Interest Income. Interest income is comprised of interest income earned from our cash and cash equivalents and our short-term available-for-sale investments.

Interest Expense. Interest expense is comprised primarily of interest expense on capital leases for the years ended December 31, 2008 and 2007. Interest expense is comprised primarily of interest expense on short-term debt and term loans for the year ended December 31, 2006.

Exchange Rate Gain. Exchange rate gain is comprised of foreign currency transaction and remeasurement gains and losses, net.

Provision for Income Taxes. Provision for income taxes is comprised of state, local and foreign income taxes.

We have evaluated our ability to fully utilize the net deferred tax assets on an individual jurisdiction basis. For those jurisdictions in which we believe there is sufficient uncertainty surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance and no current benefit has been recognized for the net operating loss and other deferred tax assets. Accordingly, deferred tax asset valuation allowances have been established at December 31, 2008, 2007 and 2006 to reflect these uncertainties. The federal net operating loss carryforwards begin to expire in 2020, the state net operating loss carryforwards begin to expire in 2012 and the foreign net operating loss carryforwards begin to expire in 2009, unless these net operating losses are previously utilized. We also have federal research and experimentation tax credits, which begin to expire in 2022, and state research and experimentation tax credits, which carry forward indefinitely.

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 presented in both absolute dollars (in thousands) and as a percentage of revenues:

	Years Ended December 31,
	2008		2007		2006
Revenues	$171,495	100.0%	$130,614	100.0%	$103,048	100.0%
Cost of revenues	64,293	37.5	51,559	39.5	41,715	40.5

Gross profit	107,202	62.5	79,055	60.5	61,333	59.5
Operating expenses:
Selling, general and administrative	84,369	49.2	62,631	48.0	47,614	46.2
Research and development	26,690	15.6	20,315	15.6	16,923	16.4
In-process research and development	12,681	7.4	26,188	20.0	—	—
Amortization of intangibles	3,125	1.8	3,067	2.3	3,117	3.0

Total operating expenses	126,865	74.0	112,201	85.9	67,654	65.6

Operating loss	(19,663)	(11.5)	(33,146)	(25.4)	(6,321)	(6.1)
Interest income	4,828	2.8	5,841	4.5	958	0.9
Interest expense	(113)	(0.1)	(199)	(0.2)	(4,013)	(3.9)
Exchange rate gain	1,809	1.1	1,452	1.1	1,053	1.0
Other, net	54	0.1	—	—	18	0.0

Loss before provision for income taxes	(13,085)	(7.6)	(26,052)	(19.9)	(8,305)	(8.1)
Provision for income taxes	620	0.4	524	0.4	298	0.3

Net loss	$(13,705)	(8.0)%	$(26,576)	(20.3)%	$(8,603)	(8.3)%

The following table sets forth our revenues by geography expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Years Ended December 31,			Percentage Change
	2008	2007	2006	2007 to 2008	2006 to 2007
Revenues (1):
United States	$87,513	$66,411	$51,013	31.8%	30.2%
Japan	43,582	35,186	30,082	23.9%	17.0%
Europe, the Middle East and Africa	33,197	23,995	17,765	38.4%	35.1%
Rest of world	7,203	5,022	4,188	43.4%	19.9%

	$171,495	$130,614	$103,048	31.3%	26.8%

(1)	Revenues are attributed to geographies based on location of the customer, except for original equipment manufacturer revenues which are attributed to the geography of the legal entity invoicing.

The following table sets forth our revenues by product expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Years Ended December 31,			Percentage Change
	2008	2007	2006	2007 to 2008	2006 to 2007
IVUS:
Consoles	$38,788	$26,847	$22,128	44.5%	21.3%
Single-procedure disposables	107,963	85,538	66,268	26.2%	29.1%
FM:
Consoles	1,280	2,064	1,954	(38.0)%	5.7%
Single-procedure disposables	17,388	12,260	10,072	41.8%	21.7%
Other	6,076	3,905	2,626	55.6%	48.7%

	$171,495	$130,614	$103,048	31.3%	26.8%

Comparison of Years Ended December 31, 2008 and 2007

Revenues. Revenues increased $40.9 million, or 31.3%, to $171.5 million in the year ended December 31, 2008, as compared to revenues of $130.6 million in the year ended December 31, 2007. In the year ended December 31, 2008, IVUS revenues increased $34.4 million, or 30.6%, as compared to the year ended December 31, 2007, which is comprised of an increase of $22.4 million, or 26.2%, from sales of our single-procedure disposable IVUS products and an increase of $11.9 million, or 44.5% in sales of our IVUS consoles. In the year ended December 31, 2008, FM revenues increased $4.3 million, or 30.3%, as compared to the year ended December 31, 2007, which is comprised of an increase of $5.1 million, or 41.8%, in sales of our single-procedure disposable FM products, which was partially offset by a decrease of $784,000, or 38.0%, in sales of our FM consoles. Other revenues increased $2.2 million, or 55.6%, due primarily to higher shipping and handlings revenues, increased IVUS console rentals, and the inclusion of Axsun revenues for the one week in December following the acquisition, partially offset by decreases in sales of distributed products following the termination of the distribution agreement with ev3. The increases in shipping and handling revenues were related to higher sales volumes. The increases in IVUS and FM revenues were primarily due to growth in the overall IVUS and FM markets and the launch of new products. In addition, revenues in the year ended December 31, 2008 were favorably impacted by $1.8 million in foreign currency translation, when compared to the year ended December 31, 2007. Increases in revenues were realized across all our key geographic markets.

Cost of Revenues. Cost of revenues increased $12.7 million, or 24.7%, to $64.3 million, or 37.5% of revenues in the year ended December 31, 2008, from $51.6 million, or 39.5% of revenues in the year ended December 31, 2007. Gross margin was 62.5% of revenues in the year ended December 31, 2008, up from 60.5% of revenues in the year ended December 31, 2007. The increase in the cost of revenues was primarily due to higher sales volume. The increase in gross margin resulted primarily from an increase in the average selling prices of IVUS and FM disposables and a decrease in production costs of disposables products due to ongoing cost reduction initiatives and higher manufacturing capacity utilization, partially offset by higher distribution, service and depreciation costs.

Selling, General and Administrative. Selling, general and administrative expenses increased $21.7 million, or 34.7%, to $84.4 million, or 49.2% of revenues in the year ended December 31, 2008, as compared to $62.6 million, or 48.0% of revenues in the year ended December 31, 2007. The increase in the year ended December 31, 2008 as compared with the year ended December 31, 2007 was primarily due to increased headcount resulting from the expansion of our sales force, higher marketing expenses (largely the result of an increase in promotional activities and customer training expense), increased infrastructure expenses, $2.9 million of expenses related to an acquisition that was not consummated and higher stock-based compensation expense.

Research and Development. Research and development expenses increased $6.4 million, or 31.4%, to $26.7 million, or 15.6% of revenues in the year ended December 31, 2008, as compared to $20.3 million, or 15.6% of revenues in the year ended December 31, 2007. The increase in research and development expenses in the year ended December 31, 2008 was primarily due to higher costs associated with development of our OCT and FLIVUS products, increased stock-based compensation expense and increased clinical and regulatory costs in Japan.

In-process Research and Development. In-process research and development expenses were $12.7 million, or 7.4% of revenues in the year ended December 31, 2008. Of this amount, $12.2 million related to the acquisition of Novelis. In-process research and development expenses of $26.2 million in the year ended December 31, 2007 related to the acquisition of CardioSpectra.

Amortization of Intangibles. Amortization expense was relatively unchanged at $3.1 million, or 1.8% of revenues in 2008, as compared to $3.1 million, or 2.3% of revenues in 2007.

Interest Income. Interest income decreased $1.0 million, or 17.3%, to $4.8 million in the year ended December 31, 2008, as compared to $5.8 million in the year ended December 31, 2007. The decrease was primarily due to a decrease in our cash and cash equivalents and short-term available-for-sale investments, primarily related to the acquisitions of Novelis and Axsun, and a decrease in the weighted-average interest rate on our investments.

Interest Expense. Interest expense decreased $86,000, or 43.2%, to $113,000 in the year ended December 31, 2008, as compared to $199,000 in the year ended December 31, 2007. The decrease was entirely due to a reduction in debt balances. Interest expense during the year ended December 31, 2008 primarily related to our capital leases.

Exchange Rate Gain. Exchange rate gain for the year ended December 31, 2008 increased $357,000, or 24.6%, to $1.8 million, as compared to $1.5 million for the year ended December 31, 2007. The increase related primarily to the impact of the change in the U.S. Dollar to Euro exchange rate on the intercompany receivable between Volcano Corporation and Volcano Europe.

Provision for Income Taxes. Provision for income taxes for the year ended December 31, 2008 was $0.6 million, compared to a provision for income taxes of $0.5 million for the year ended December 31, 2007. The provision for income taxes consisted primarily of foreign income taxes and domestic state income taxes.

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

Interest Income. Interest income was $5.8 million in 2007 as compared to $958,000 in 2006. Higher interest income, earned on our cash and cash equivalents and short-term available-for-sale investments, related to proceeds of our underwritten public offerings.

Interest Expense. Interest expense decreased $3.8 million, or 95.0%, to $199,000, or 0.2% of revenues in 2007, as compared to $4.0 million, or 3.9% of revenues in 2006. The decrease in interest expense in 2007 as compared to 2006 was attributable to lower average debt balances. Our average debt balances decreased primarily due to the repayment of $29.2 million of our senior subordinated debt and the repayment of $750,000 of our short-term debt in 2006.

Exchange Rate Gain. Exchange rate gain was $1.5 million on foreign exchange transactions in 2007 as compared to $1.1 million in 2006. The increase related primarily to the impact of the change in the U.S. Dollar to Euro exchange rate on the intercompany receivable between Volcano Corporation and Volcano Europe.

Liquidity and Capital Resources

Sources of Liquidity

Historically, our sources of cash have included:

•	issuance of equity securities, including underwritten public offerings of our common stock, cash generated from the exercise of stock options and participation in our employee stock purchase plan;

•	cash generated from operations, primarily from the collection of accounts receivable resulting from product sales; and

•	interest income.

Our historical cash outflows have primarily been associated with:

•	cash used for operating activities such as the purchase and growth of inventory, expansion of our sales and marketing and research and development infrastructure and other working capital needs;

•	expenditures related to increasing our manufacturing capacity and improving our manufacturing efficiency;

•	capital expenditures related to the acquisition of equipment and other fixed assets;

•	cash used to repay our debt obligations and related interest expense; and

•	cash used for acquisitions.

Other factors that impact our cash inflow and outflow include:

•	significant increases in our product revenue, resulting in gross margins of 62.5%, 60.5%, and 59.5% in the years ended December 31, 2008, 2007, and 2006, respectively; and

•	fluctuations in our working capital due to timing differences of our cash receipts and cash disbursements.

At December 31, 2008, our cash and cash equivalents and short-term available-for-sale investments totaled $149.9 million. We invest our excess funds in short-term securities issued by corporations, banks, the United States government, municipalities, financial holding companies and in money market funds comprised of United States Treasury securities. We do not hold auction rate securities or securities backed by mortgages.

On October 23, 2007, we completed a follow-on underwritten public offering in which we sold 8,050,000 shares of our common stock, including 1,050,000 shares under an over-allotment option exercised by the underwriters. The follow-on offering, including the exercise of the over-allotment option, resulted in net proceeds to the Company of $122.8 million, after deducting offering expenses and underwriting discounts and commissions.

At December 31, 2008, our accumulated deficit was $104.3 million. Since inception, we have generated significant operating losses and as a result we have not generated sufficient cash flow to fund our operations and the growth in our business. Accordingly, prior to our initial public offering, we financed our operations and acquisitions primarily through the issuances of $62.5 million of preferred stock, $20.0 million of senior subordinated notes and $7.0 million of term loans. These issuances of equity and debt were supplemented with borrowings from a revolving credit facility and equipment financing arrangements. The issuances of our senior subordinated notes, term loans and revolving credit facility included warrants to purchase our Series B preferred stock, which automatically converted into warrants to purchase common stock upon the completion of our initial public offering, or our common stock. In May 2007 our revolving credit facility expired as scheduled.

In connection with our acquisition of Axsun in December 2008, we assumed debt in the amount of $151,000. The debt was subsequently repaid in January 2009.

Cash Flows

	Years Ended December 31,
	2008	2007	2006
Net cash provided by (used in) operating activities	$2,387	$4,236	$(3,374)
Net cash used in investing activities	(27,688)	(81,615)	(23,166)
Net cash provided by financing activities	2,872	122,709	89,106
Effect of exchange rate changes on cash and cash equivalents	465	(155)	(47)

Net (decrease) increase in cash and cash equivalents	$(21,964)	$45,175	$62,519

Cash Flows from Operating Activities. Cash provided by operating activities of $2.4 million for 2008 reflected our net loss of $13.7 million, non-cash investment accretion of $652,000 and a gain on foreign exchange of $1.8 million. In addition, uses of cash include increases in accounts receivable of $10.5 million, inventory of $5.0 million and prepaid expenses and other current assets of $3.2 million. The increase in accounts receivable is due to the increased sales volume and timing of cash receipts, the increase in inventory is due to anticipated increased sales volume, the increase in prepaid expenses and other current assets is primarily due to payments made for future expenses. These amounts were offset by benefits realized from non-cash expenses consisting of in-process research and development expense of $12.7 million related primarily to the acquisition of Novelis, depreciation and amortization of $9.4 million and non-cash stock compensation expense of $9.5 million. In addition, sources of cash include accounts payable increases of $2.2 million related to the increase in inventory and timing of payments, accrued compensation increases of $3.1 million, primarily due to increased headcount and salary deferrals for the employee stock purchase plan, and deferred revenue increases of $301,000.

Cash provided by operating activities of $4.2 million for 2007 reflected our net loss of $26.6 million, non-cash investment accretion of $1.2 million and a gain on foreign exchange of $1.5 million. In addition, uses of cash include increases in accounts receivable $5.8 million, inventory of $7.7 million and prepaid expenses and other current assets of $1.9 million. The increase in accounts receivable is due to the increased sales volume and timing of cash receipts, the increase in inventory is due to anticipated increased sales volume and the increase in prepaid expenses and other current assets is primarily due to payments made for future expenses. These amounts were offset by non-cash expenses consisting of in-process research and development expense of $26.2 million related to the acquisition of CardioSpectra, depreciation and amortization of $7.9 million and non-cash stock compensation expense of $6.8 million. In addition, sources of cash include accounts payable increases of $2.2 million related to the increase in inventory and timing of payments, accrued compensation increases of $3.0 million, primarily due to increased headcount and salary deferrals for the employee stock purchase plan, and deferred revenue increases of $2.4 million.

Cash used in operating activities of $3.4 million for 2006 reflected our net loss of $8.6 million and a non-cash gain on foreign exchange of $1.1 million, offset by adjustments for non-cash expenses consisting primarily of depreciation and amortization of $8.5 million, interest capitalized as debt principal of $2.0 million, stock compensation expense of $3.2 million and the amortization and early pay-off of debt discount and deferred financing fees of $1.8 million. In addition, uses of cash include increases in accounts receivable of $5.1 million, inventory of $3.0 million, and a decrease in accounts payable of $2.7 million. These uses of cash are due to the timing of cash receipts and payments, as well as the increase in sales and manufacturing activity. These uses of cash were partially offset by a $1.5 million increase in accrued compensation expense resulting from an increase in accrued commissions, as a result of higher sales, and increased relocation costs.

Cash Flows from Investing Activities. Cash used in investing activities was $27.7 million in 2008, $81.6 million in 2007, and $23.2 million in 2006. In 2008, $103.0 million was used to purchase short-term available-for-sale securities, $15.5 million was used for the purchases of long term assets, including capital expenditures for medical diagnostic equipment and manufacturing equipment, and $29.7 million was used for acquisitions. These purchases were partially offset by $121.0 million from the sale or maturity of short-term available-for-sale investments.

In 2007, $105.8 million was used to purchase short-term available-for-sale securities, $25.2 million was used to purchase CardioSpectra and $9.1 million was used for purchases of long term assets including capital expenditures for medical diagnostic equipment and manufacturing equipment. These purchases were partially offset by $58.7 million from the sale or maturity of short-term available-for-sale investments.

In 2006, $17.9 million was used to purchase short-term available-for-sale investments and $5.0 million was primarily related to purchases of long term assets, including capital expenditures for medical diagnostic equipment and manufacturing equipment.

Cash Flows from Financing Activities. Cash provided by financing activities was $2.9 million in 2008, $122.7 million in 2007, and $89.1 million in 2006. Cash provided by financing activities in 2008 consisted primarily of proceeds from exercises of common stock options of $1.2 million and proceeds from the sale of common stock under our employee stock purchase plan of $1.6 million. Cash provided by financing activities in 2007 consisted primarily of $122.8 million in proceeds from our underwritten follow-on public offering and proceeds from exercises of common stock options of $1.7 million, partially offset by repayment of long-term debt of $1.8 million. Cash provided by financing activities in 2006 consisted primarily of the $121.3 million in net proceeds from our initial public offering and follow-on offering, partially offset by repayment of debt of $32.4 million.

Future Liquidity Needs

Our primary short-term needs for capital, which are subject to change, include expenditures related to:

•	medical diagnostic equipment that we own and place at our customers’ premises;

•	our facilities expansion needs, including costs of leasing additional facilities and associated tenant improvements;

•	the acquisition of equipment and other fixed assets for use in our current and future manufacturing and research and development facilities;

•	upgrades to our information technology infrastructure to enhance our capabilities and improve overall productivity;

•

support of our commercialization efforts related to our current and future products, including expansion of our direct sales force and field support resources in the United States and abroad, particularly in Japan where our strategy is to pursue a direct sales model;

•	the continued advancement of research and development activities;

•	improvements in our manufacturing capacity and efficiency; and

•	acquisitions of technologies that enhance our capabilities or compliment our markets.

Our capital expenditures are largely discretionary and within our control. We expect that our product revenue and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.

At December 31, 2008, we believe our current cash and cash equivalents and our short-term available-for-sale investments will be sufficient to fund working capital requirements, capital expenditures, and operations for at least the next twelve months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future. At the present time, we have no material commitments for capital expenditures.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our sales growth, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies and changes in the market and regulatory environment.

Our ability to fund our longer-term cash needs is subject to various risks, many of which are beyond our control—See “Risk Factors.” Should we require additional funding, such as additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities. We cannot assure that such funding will be available in needed quantities or on terms favorable to us, if at all.

At December 31, 2008, we have federal and state net operating loss carryforwards of approximately $71.5 million and $21.5 million, respectively, available to reduce future taxable income if we become profitable. Pursuant to Internal Revenue Code Section 382, use of net operating loss carryforwards related to acquisitions of approximately $29.0 million is limited. We expect to utilize our available net operating loss carryforwards to reduce future tax obligations in the event we are successful in achieving profitability. However, future limitations on our ability to use net operating loss carryforwards and other minimum state taxes may increase our overall tax obligations.

Off-Balance Sheet Arrangements and Other Contractual Obligations

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification to business partners and customers for losses suffered or incurred for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The term of these indemnification arrangements is generally perpetual. The maximum potential amount of future payments we could be required to make under these agreements is unlimited. At December 31, 2008, we have not incurred any costs to defend lawsuits or settle claims related to these indemnification arrangements.

The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2008 for each of the periods indicated (in thousands):

	Payment Due By Period
Contractual Obligations and Commercial Commitments	Total	Less Than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Debt	$151	$151	$—	$—	$—
Capital lease obligations (including interest)	96	61	35	—	—
Operating lease obligations (1)	17,463	3,525	7,181	4,570	2,187
Minimum payments under license agreements (2)	579	504	50	25	—
Non-cancelable purchase commitments (3)	13,928	13,928	—	—	—

Total (4)	$32,217	$18,169	$7,266	$4,595	$2,187

(1)	We lease office space and have entered into other lease commitments in the United States as well as locations in Europe and Asia. Operating lease obligations include future minimum lease payments under all our non-cancelable operating leases at December 31, 2008.

(2)	Our license agreements include provisions that require us to make milestone or royalty payments to the licensor based on the amount of future sales of covered products. Certain of these agreements require that the royalties we pay in a given year total at least a minimum amount as set forth in the agreements. The royalty obligations we may incur in excess of these minimum amounts are not included in the table above because we cannot, at this time, determine the timing or amount of these obligations.

(3)	Consists of non-cancelable commitments primarily for the purchase of production materials.

(4)	The table above does not include potential milestone payments up to an aggregate of $38.0 million due to the former shareholders of CardioSpectra, $3.0 million potentially due to the former shareholders of Novelis (see “Acquisitions” note to our consolidated financial statements), and up to $4.1 million in payments for a clinical research support agreement which is billed as services are performed.

Critical Accounting Policies

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

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

Revenue Recognition

In accordance with Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, we recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Revenue from the sale of our products is generally recognized when title and risk of loss transfers to the customer upon shipment, the terms of which are generally free on board shipping point. We use contracts and customer purchase orders to determine the existence of an arrangement. We use shipping documents and third-party proof of delivery to verify that title has transferred. We assess whether the fee is fixed or determinable based upon the terms of the agreement associated with the transaction. To determine whether collection is probable, we assess a number of factors, including past transaction history with the customer and the creditworthiness of the customer.

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

Inventory Valuation

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

Valuation of Long-lived Assets

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

Goodwill and Intangible Assets

We account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142. The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired. We use the discounted cash flow method to estimate the value of intangible assets acquired. The estimates used to value and amortize intangible assets are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry estimates and averages.

Intangible assets, consisting of acquired technology, licenses, patents and trademarks, and customer relationships, are amortized using the straight-line method over their estimated useful lives ranging from three to ten years.

SFAS 142 requires that goodwill and certain intangible assets be assessed for impairment on an annual basis, or more frequently if indicators of impairment exist, using fair value measurement techniques. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill to measure the amount of the impairment loss, if any. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Acquisitions which cause us to recognize goodwill and other intangible assets require us to make determinations that involve estimates and judgments about the value and recoverability of those assets.

We consider no less frequently than quarterly whether indicators of impairment of long-lived assets are present. These indicators may include, but are not limited to, significant decreases in the market value of an asset and significant changes in the extent or manner in which an asset is used. If these or other indicators are present, we determine whether the estimated future undiscounted cash flows attributable to the assets in question are less than their carrying value. If less than their carrying value, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. The evaluation of asset impairments related to long-lived assets require us to make assumptions about future cash flows over the life of the asset being evaluated which requires significant judgment. Actual results may differ from assumed or estimated amounts.

Stock-based Compensation

Effective January 1, 2006, we began accounting for stock-based awards under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award.

We adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements at and for the year ended December 31, 2006 reflect the impact of SFAS 123(R).

We apply the provisions of EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and use the Black-Scholes-Merton option pricing model, or Black-Scholes model, to determine the fair value of each option grant to non-employees. See the “Stockholders’ Equity” note to our consolidated financial statements.

Stock Option Activity. The following table shows information concerning all options granted during the period January 1, 2006 through December 31, 2008:

	Number of Options Granted	Option Exercise Price	Fair Value of Common Stock on Grant Date	Intrinsic Value Per Share
Grant Date
2006 Grants
February	145,406	$10.56	$10.56	$—
May	91,339	10.56	10.56	—
July	66,500	8.50	8.50	—
November	61,000	18.10	18.10	—

Total 2006 grants	364,245

2007 Grants
January	1,071,456	$19.15	$19.15	$—
April	83,000	18.36	18.36	—
June	76,000	21.07	21.07	—
July	481,833	20.22	20.22	—
October	131,000	17.27	17.27	—
December	124,666	13.52	13.52	—

Total 2007 grants	1,967,955

2008 Grants
January	120,500	$12.02	$12.02	$—
February	331,938	12.96	12.96	—
April	261,750	12.63	12.63	—
May	73,000	13.52	13.52	—
June	56,000	13.16	13.16	—
July	268,500	12.25	12.25	—
October	93,000	17.11	17.11	—
November	8,500	16.80	16.80	—
December	243,500	14.52	14.52	—

Total 2008 grants	1,456,688

Under SFAS 123(R), we have used the Black-Scholes model to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility, expected option life and forfeiture rates. If we had made different assumptions, the amount of our deferred stock-based compensation, stock-based compensation expense, gross margin, net loss and net loss per share amounts could have been significantly different. We believe that we have used reasonable methodologies, approaches and assumptions to determine the fair value of our common stock and that deferred stock-based compensation and related amortization were recorded properly for accounting purposes. If any of the assumptions used change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Restricted Stock Unit Activity. Restricted stock unit, or RSU, activity for the year ended December 31, 2008 is as follows:

Shares
Non-vested shares subject to RSUs at December 31, 2007	—
Granted	374,656
Vested	—
Forfeitures or expirations	(11,845)

Non-vested shares subject to RSUs at December 31, 2008	362,811

These time-vested RSUs entitle the holder to shares of common stock as the units vest in equal annual installments over a four-year period. The weighted-average grant-date fair value of the RSUs granted during the year ended December 31, 2008 was $12.95.

Employee Stock Purchase Plan Activity. On June 7, 2007, our stockholders approved the adoption of our 2007 Employee Stock Purchase Plan, or the Purchase Plan. The Purchase Plan provides eligible employees the opportunity to purchase shares of Volcano Corporation common stock at the lower of up to 85% of the fair market value on the first or last day of the applicable offering period, by having withheld from their salary an amount up to 15% of their compensation, without paying brokerage fees or commissions on purchases. Our Purchase Plan is deemed to be compensatory, and therefore, Purchase Plan expense under SFAS 123(R) has been included in our consolidated statements of operations for the years ended December 31, 2008 and 2007. Volcano Corporation pays for the program’s administrative expenses. No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year, nor may purchase more than 750 shares in any six-month purchase period. The Purchase Plan is administered by the Compensation Committee of the Board of Directors and the first offering period began on September 1, 2007.

The Purchase Plan provides for the purchase of up to an aggregate of 500,000 shares of common stock of the Company. Commencing January 1, 2008, common stock reserved for under the Purchase Plan automatically increases by the lower of 1  1/2% of our outstanding common stock or 600,000 shares on the first day of January of each year. As a result, on January 1, 2008, the number of shares of common stock reserved for issuance under the Purchase Plan increased by 600,000 shares to 1,100,000 shares.

During the year ended December 31, 2008, 151,013 shares were purchased at an average per share price of $10.36. No shares were purchased during the year ended December 31, 2007. The fair value of those purchase rights granted during the year ended December 31, 2008 and 2007, as defined by SFAS 123(R), was $3.64 and $4.70, respectively.

At December 31, 2008, 948,987 shares of common stock reserved for issuance under the Purchase Plan.

Fair Value Assumptions. Under SFAS 123(R), the fair value of each option is estimated on the date of grant using the Black-Scholes model utilizing the following weighted-average assumptions:

	Years Ended December 31,
	2008	2007	2006
Risk-free interest rate	2.88%	4.67%	4.76%
Expected life (years)	5.02	4.52	4.56
Estimated volatility factor	49.3%	51.7%	57.4%
Expected dividends	None	None	None

The risk-free interest rate for periods within the contractual life of the option is based on the implied yield available on United States Treasury constant rate securities with the same or substantially equivalent remaining terms at the time of grant.

For options granted January 1, 2006 through December 31, 2007, we adopted a temporary “shortcut approach” as permitted by SAB No. 107 to develop an expected life of an employee stock option. Under this approach, the expected life is presumed to be the mid-point between the vesting date and the contractual end of the option term. For options granted after January 1, 2008, we estimated the expected term using our historical share option exercise experience.

Estimated volatility was calculated using the historical volatility of the common stock of comparable medical device companies using weekly price observations over a period generally commensurate with the expected term of our options. We did not exclude any period due to discrete historical events. We use the historical volatility of similar companies due to the limited trading history of our common stock. Since the completion of our initial public offering, we have also included the weekly price observations of our common stock, weighted for the number of price observations, in our estimate of volatility. We also evaluate, at least annually, whether circumstances have changed such that the identified entities are no longer similar to us, and remove or replace the peer company in our analysis. We will continue to assess the appropriateness of our methodology for future periods.

We use a zero value of the expected dividend value factor since we have not declared any dividends in the past and we do not anticipate declaring any dividends in the foreseeable future.

The first offering period under the Purchase Plan commenced in September 2007. Under SFAS 123(R), the fair value of each purchase option under the Purchase Plan is estimated at the beginning of this purchase period using the Black-Scholes model utilizing the following weighted- average assumptions:

	Years Ended December 31,
	2008	2007	2006
Risk-free interest rate	2.53%	4.20%	n/a
Expected life (years)	0.5	0.5	n/a
Estimated volatility factor	49.2%	49.0%	n/a
Expected dividends	None	None	n/a

The computation of the expected volatility assumption used in the Black-Scholes model for purchase rights is based on the trading history of our common stock. The expected life assumption is based on the six-month term of each offering period. The risk-free interest rate is based on the United States Treasury constant maturity securities with the same or substantially equivalent remaining term in effect at the time of grant. We use a zero value of the expected dividend value factor for purchase rights since we have not declared any dividends in the past and we do not anticipate declaring any dividends in the foreseeable future.

Under SFAS 123(R), we estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rates in the years ended December 31, 2008, 2007, and 2006 are based on our historical forfeiture experience.

At December 31, 2008, we had approximately $18.2 million of unrecognized compensation cost remaining to be amortized over a weighted-average term of 2.7 years.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Our deferred tax assets are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are expected to be recovered or settled.

The realization of our deferred tax assets, which had a gross carrying value of $37.6 million at December 31, 2008, is dependent upon our ability to generate sufficient future taxable income. We have evaluated our deferred tax assets on an individual jurisdiction basis. Within the United States and selected international jurisdictions, we have established a full valuation allowance against our deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance in the United States and selected international jurisdictions until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable in the respective jurisdictions.

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

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS 141(R), which provides revised guidance on the acquisition of businesses. This standard changes the current guidance to require that all acquired assets, liabilities, minority interests and certain contingencies be measured at fair value, and certain other acquisition-related costs be expensed rather than capitalized. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) will apply to acquisitions that are effective after December 31, 2008. Application of the standard to acquisitions that are effective prior to that date is not permitted. SFAS 141(R) will have an impact on our consolidated financial statements if we are involved in a business combination on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51, or SFAS 160. SFAS 160 establishes accounting and reporting standards for non-controlling interests in consolidated financial statements. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and early adoption is prohibited. We currently have no non-controlling interests that would require application of the pronouncement at the date of required implementation.

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157, Fair Value Measurements, or SFAS 157, for nonfinancial assets and nonfinancial liabilities to fiscal periods beginning after November 15, 2008. As a result, we have delayed the application of SFAS 157 to our nonfinancial assets and nonfinancial liabilities, which include assets and liabilities acquired in connection with a business combination and intangible assets. We are currently evaluating the impact that SFAS 157 will have for nonfinancial assets and liabilities on our consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008 and early application is encouraged. We currently have no derivatives or hedging activities that would require application of the pronouncement at the date of required implementation.

In April 2008, the FASB issued a final FASB Staff Position on SFAS 142-3, Determination of the Useful Life of Intangible Assets, or FSP SFAS 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP SFAS 142-3 will be effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact that FSP SFAS 142-3 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are currently evaluating the impact that SFAS 162 will have on our consolidated financial position and results of operations.

Inflation

We believe that inflation has not had a material impact on our historical results of operations; however, there can be no assurance that our business will not be affected by inflation in the future.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in our results of operations and cash flows. In the ordinary course of business, we are exposed to interest rate and foreign exchange risk. Fluctuations in interest rates and the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro and Yen, could adversely affect our financial results.

Interest Rate Risk

Our exposure to interest rate risk at December 31, 2008 is related to the investment of our excess cash into highly liquid financial investments. At December 31, 2008, we held $149.9 million in cash and cash equivalents and short-term available-for-sale investments consisting of highly liquid financial investments with original maturities of one year or less. Based upon our balance of cash and cash equivalents and short-term available-for-sale investments, a decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $1.5 million for these investments. Due to the nature of our highly liquid cash equivalents and short-term available-for-sale investments, a change in interest rates would not materially change the fair market value of our cash equivalents and short-term available-for-sale investments.

The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments. Due to the short-term nature of our investments, we have assessed that there is no material exposure to interest rate risk arising from them.

Foreign Currency Exchange Risk

We are exposed to foreign currency risk related to our European and Japanese operations. We do not engage in hedging activities with respect to our foreign exchange risk. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro and the Yen, could adversely affect our financial results. Due to the wide range of scenarios involved with our foreign currency exchange risk, it is impracticable for us to quantify the effects that future fluctuations in the rate of exchange between the U.S. dollar and the Euro or the U.S. dollar and the Yen may have on our results of operations. During the year ended December 31, 2008, 19.4% of our revenues were denominated in the Euro, 10.7% of our operating expenses were denominated in the Euro and 4.5% of our operating expenses were denominated in Yen. Revenues from our Japanese operations are denominated in the U.S. Dollar. In addition, revenues were positively impacted by the valuation of foreign currencies, primarily the Euro, versus the U.S. dollar, particularly during the first three quarters of fiscal 2008. During the fourth quarter of 2008, the U.S. dollar strengthened versus the Euro. In periods of a strengthening U.S. dollar, our results of operations including the amount of revenue that we report in future periods could be negatively impacted. In April 2008, $22.6 million of intercompany receivable owed to Volcano Corporation from Volcano Europe was converted into equity, resulting in a decrease in the amount of Euro-based receivables being marked-to-market, thereby reducing the impact of the exchange rate fluctuation during the year.

Item 8.	Financial Statements and Supplementary Data

VOLCANO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Volcano Corporation

We have audited the accompanying consolidated balance sheets of Volcano Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Volcano Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Volcano Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Sacramento, California

March 9, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Volcano Corporation

We have audited Volcano Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Volcano Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Axsun Technologies, Inc., which is included in the 2008 consolidated financial statements of Volcano Corporation and constituted $26,147,000 and $43,000 of total and net assets, respectively, as of December 31, 2008 and $578,000 and $38,000 of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Volcano Corporation also did not include an evaluation of the internal control over financial reporting of Axsun Technologies, Inc.

In our opinion, Volcano Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Volcano Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 9, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Sacramento, California

March 9, 2009

VOLCANO CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$100,949	$122,913
Short-term available-for-sale investments	48,941	66,205
Accounts receivable, net	41,795	27,976
Inventories	28,936	21,243
Prepaid expenses and other current assets	5,869	3,997

Total current assets	226,490	242,334
Restricted cash	327	365
Property and equipment, net	30,007	13,692
Intangible assets, net	15,636	9,385
Goodwill	842	—
Other non-current assets	2,177	798

Total assets	$275,479	$266,574

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,867	$11,077
Accrued compensation	12,690	9,083
Accrued expenses and other current liabilities	10,745	6,600
Deferred revenues	5,872	5,360
Short-term debt	151	—
Current maturities of long-term debt	57	120

Total current liabilities	44,382	32,240
Long-term debt	34	78
Deferred license fee from a related party	875	1,125
Other	456	194

Total liabilities	45,747	33,637

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, par value of $0.001; 10,000 shares authorized; no shares issued and outstanding at December 31, 2008 and 2007	—	—
Common stock, par value of $0.001; 250,000 shares authorized at December 31, 2008 and 2007; 47,883 and 46,957 shares issued and outstanding at December 31, 2008 and 2007, respectively	48	47
Additional paid-in capital	337,063	324,746
Accumulated other comprehensive loss	(3,076)	(1,258)
Accumulated deficit	(104,303)	(90,598)

Total stockholders’ equity	229,732	232,937

Total liabilities and stockholders’ equity	$275,479	$266,574

See notes to consolidated financial statements.

VOLCANO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006
Revenues	$171,495	$130,614	$103,048
Cost of revenues	64,293	51,559	41,715

Gross profit	107,202	79,055	61,333
Operating expenses:
Selling, general and administrative	84,369	62,631	47,614
Research and development	26,690	20,315	16,923
In-process research and development	12,681	26,188	—
Amortization of intangibles	3,125	3,067	3,117

Total operating expenses	126,865	112,201	67,654

Operating loss	(19,663)	(33,146)	(6,321)
Interest income	4,828	5,841	958
Interest expense	(113)	(199)	(4,013)
Exchange rate gain	1,809	1,452	1,053
Other, net	54	—	18

Loss before provision for income taxes	(13,085)	(26,052)	(8,305)
Provision for income taxes	620	524	298

Net loss	$(13,705)	$(26,576)	$(8,603)

Net loss per share—basic and diluted	$(0.29)	$(0.66)	$(0.41)

Shares used in calculating net loss per share—basic and diluted	47,376	40,024	21,113

See notes to consolidated financial statements.

VOLCANO CORPORATION

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Designated Series A Convertible Preferred Stock		Designated Series B Convertible Preferred Stock		Designated Series C Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2005	2,304	2,304	14,949	45,392	2,662	15,364	3,883	4	8,443	(2,888)	(55,419)	392	(49,468)
Reversal of deferred stock compensation upon adoption of SFAS 123-R									(2,888)	2,888			—
Issuance of common stock under stock option plans							466	—	194				194
Employee stock-based compensation cost									2,913				2,913
Non-employee stock-based compensation cost									434				434
Common stock issued in connection with public offerings							12,115	12	121,334				121,346
Conversion of convertible preferred stock into common stock upon initial public offering	(2,304)	(2,304)	(14,949)	(45,392)	(2,662)	(15,364)	18,123	19	63,041				63,060
Exercise of warrants							3,133	3	(3)
Comprehensive loss
Net loss											(8,603)		(8,603)
Foreign currency translation adjustments												(693)	(693)
Unrealized net loss on investments												(1)	(1)

Total comprehensive loss													(9,297)

Balance at December 31, 2006	—	$—	—	$—	—	$—	37,720	$38	193,468	$—	$(64,022)	$(302)	$129,182
Issuance of common stock under stock option plans							1,152	1	1,695				1,696
Employee stock-based compensation cost									6,454				6,454
Non-employee stock-based compensation cost									341				341
Common stock issued in connection with public offerings							8,050	8	122,788				122,796
Exercise of warrants							35	—					—
Comprehensive loss
Net loss											(26,576)		(26,576)
Foreign currency translation adjustments												(1,012)	(1,012)
Unrealized net gain on investments												56	56

Total comprehensive loss													(27,532)

Balance at December 31, 2007	—	$—	—	$—	—	$—	46,957	$47	$324,746	$—	$(90,598)	$(1,258)	$232,937

VOLCANO CORPORATION

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(in thousands)

	Designated Series A Convertible Preferred Stock		Designated Series B Convertible Preferred Stock		Designated Series C Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock under stock option plans							671	1	1,205				1,206
Issuance of common stock under employee stock purchase plan							151	—	1,565				1,565
Employee stock-based compensation cost									9,317				9,317
Non-employee stock-based compensation cost									230				230
Exercise of warrants							104						—
Comprehensive loss													—
Net loss											(13,705)		(13,705)
Foreign currency translation adjustments												(1,830)	(1,830)
Unrealized net gain on investments												12	12

Total comprehensive loss													(15,523)

Balance at December 31, 2008	—	$—	—	$—	—	$—	47,883	$48	$337,063	$—	$(104,303)	$(3,076)	$229,732

See notes to consolidated financial statements.

VOLCANO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2008	2007	2006
Operating activities
Net loss	$(13,705)	$(26,576)	$(8,603)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
In-process research and development expense	12,681	26,188	—
Depreciation and amortization	9,357	7,902	8,480
Amortization and write-off of debt discount and deferred financing fees	—	102	1,781
Accretion of investment discount, net	(652)	(1,195)	—
Interest capitalized as debt principal	—	—	1,973
Non-cash stock compensation expense	9,527	6,795	3,195
Gain on foreign exchange	(1,809)	(1,452)	(1,052)
Loss on disposal of long-lived assets	70	222	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10,487)	(5,846)	(5,078)
Inventories	(5,029)	(7,659)	(2,992)
Prepaid expenses and other assets	(3,185)	(1,942)	(399)
Accounts payable	2,151	2,217	(2,682)
Accrued compensation	3,131	2,980	1,505
Accrued expenses and other liabilities	36	110	283
Deferred revenues	301	2,390	465
Deferred license fee from a related party	—	—	(250)

Net cash provided by (used in) operating activities	2,387	4,236	(3,374)

Investing activities
Purchase of short-term available-for-sale securities	(103,029)	(105,823)	(17,853)
Sale or maturity of short-term available-for-sale securities	121,006	58,655	—
Capital expenditures	(15,474)	(9,101)	(4,990)
Cash paid for acquisitions, net of cash acquired	(29,711)	(25,158)	—
Cash paid for other intangibles	(480)	(233)	(373)
Proceeds from sale of long-lived assets	—	45	50

Net cash used in investing activities	(27,688)	(81,615)	(23,166)

Financing activities
Proceeds from underwritten public stock offerings, net	—	122,796	121,346
Repayment of long-term debt	(126)	(1,774)	(32,384)
Proceeds from issuance of short-term debt	—	—	750
Repayment of short-term debt	—	—	(750)
Proceeds from sale of common stock under employee stock purchase plan	1,565	—	—
Proceeds from exercise of common stock options	1,202	1,687	178
Release of (increase in) restricted cash	231	—	(34)

Net cash provided by financing activities	2,872	122,709	89,106
Effect of exchange rate changes on cash and cash equivalents	465	(155)	(47)

Net (decrease) increase in cash and cash equivalents	(21,964)	45,175	62,519
Cash and cash equivalents, beginning of year	122,913	77,738	15,219

Cash and cash equivalents, end of year	$100,949	$122,913	$77,738

Supplemental disclosures
Interest capitalized as debt principal	$—	$—	$1,973
Cash paid for interest	$113	$118	$259
Cash paid for income taxes	$643	$510	$71
Non-cash investing and financing activities
Preferred stock converted into common stock upon initial public offering	$—	$—	$63,060

See notes to consolidated financial statements.

VOLCANO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Our Company

Volcano Corporation (“we”, “us”, “our” or the “Company”), formerly Volcano Therapeutics, Inc., was incorporated under the laws of the State of Delaware on January 12, 2000. We design, develop, manufacture and commercialize a broad suite of intravascular ultrasound (“IVUS”) and functional measurement (“FM”) products that we believe enhance the diagnosis and treatment of vascular and structural heart disease. Our IVUS products consist of consoles, single-procedure disposable catheters and advanced functionality options and our FM products consist of pressure and flow consoles and single-procedure disposable pressure and flow guide wires. We are also developing ultra-high resolution Optical Coherence Tomography (“OCT”) systems and catheters, Forward-Looking IVUS (“FLIVUS”) systems and catheters and image-guided therapy products.

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements include the financial statements of the Company and the financial statements of its wholly-owned subsidiaries, Volcano Japan Co. Ltd. (“Volcano Japan”), Volcano Europe S.A./N.V., formerly Volcano Therapeutics Europe (“Volcano Europe”), Axsun Technologies, Inc. (“Axsun”), and Volcano Therapeutics South Africa (Pty) Ltd., a wholly-owned subsidiary of Volcano Europe. The operating results associated with acquired entities have been included in our consolidated financial statements since the date of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to, the allowance for doubtful accounts, inventory reserves, depreciation and amortization, intangible assets, sales returns, business combinations, warranty costs, certain accruals, long-lived asset impairment calculations and contingencies. Actual results could differ materially from the estimates and assumptions we use in the preparation of our consolidated financial statements.

Foreign Currency Translation

The Euro is the functional currency of Volcano Europe, as it is the primary currency within the economic environment in which it operates. Assets and liabilities of Volcano Europe’s operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation are reported in other comprehensive loss.

Exchange rate fluctuations resulting from the translation of the inter-company balances between Volcano Corporation U.S. and Volcano Europe and other non-U.S. dollar denominated liabilities into U.S. dollars are recorded as foreign currency transaction gains or losses and are included in exchange rate gain in the consolidated statement of operations. In April 2008, $22.6 million of intercompany receivable owed to Volcano Corporation from Volcano Europe was converted into equity, resulting in a decrease in the amount of Euro-based receivables being marked-to-market, thereby reducing the impact of the exchange rate fluctuation during the year.

The U.S. dollar is the functional currency of Volcano Japan, as it is the primary currency within the economic environment in which it operates. Yen-based assets and liabilities of our Japanese operations are remeasured into U.S. dollars at period-end exchange rates, and Yen-based expenses are converted into U.S. dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation are recorded as foreign currency transaction gains or losses and are included in exchange rate gain in the consolidated statement of operations. We will continue to assess the appropriateness of the functional currency of Volcano Japan.

Financial Instruments

Our financial instruments include cash and cash equivalents, short-term available-for-sale investments, accounts receivable, accounts payable, certain other accrued liabilities and debt. The carrying amounts of cash and cash equivalents, short-term available-for-sale investments, accounts receivable, accounts payable, other accrued liabilities and debt approximate their fair values due to the short-term nature of those instruments.

Cash and Cash Equivalents

All highly liquid investments with a maturity of three months or less on the date of purchase are considered to be cash equivalents.

Short-term Available-for-Sale Investments

Our short-term available-for-sale investments consist of highly liquid financial investments with original maturities of greater than three months, but less than one year. All short-term investments are classified as available for sale and are recorded at market value using the specific identification method. Unrealized gains and losses are reflected in other comprehensive loss.

Restricted Cash

At December 31, 2008 and 2007, we had restricted cash totaling $327,000 and $365,000, respectively. Restricted cash consists of $200,000 at December 31, 2008 in certificates of deposit restricted as to withdrawal and serves as a security deposit for a leased facility that expires in 2010; $127,000 and $134,000 at December 31, 2008 and 2007, respectively, restricted as to withdrawal and serves as a security deposit for another leased facility pursuant to a lease that expires in 2013; and $231,000 at December 31, 2007 is in the form of collateral to a letter of credit issued to one of our principal landlords as a security deposit on a lease that expires in 2009. The letter of credit expired in October 2008 and was not renewed. The certificates of deposit and cash in bank will remain restricted as to withdrawal until such time as new lease agreements are executed.

Concentration of Credit Risk

Financial instruments which subject us to potential credit risk consist of our cash and cash equivalents, short-term available-for-sale investments, accounts receivable and short-term debt. We have established guidelines to limit our exposure to credit risk by placing investments with high credit quality financial institutions, diversifying our investment portfolio and placing investments with maturities that maintain safety and liquidity. We place our cash and cash equivalents with high credit quality financial institutions. Deposits with these financial institutions may exceed the amount of insurance provided; however, these deposits typically are redeemable upon demand and, therefore, we believe the financial risks associated with these financial instruments are minimal.

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

Fukuda Denshi Co., Ltd. (“Fukuda Denshi”), a distributor in Japan, accounted for 14% of our revenues for the year ended December 31, 2006 and 14% of our trade receivables at December 31, 2006. Goodman Company, Ltd., a distributor in Japan, accounted for 14%, 18% and 15% of our revenues for the years ended December 31, 2008, 2007 and 2006, respectively, and 14% and 21% of our trade receivables at December 31, 2008 and 2007, respectively. No other single customer accounted for more than 10% of our revenues for any period presented and at December 31, 2008 and 2007, no other single customer accounted for more than 10% of our trade receivables.

In May 2008, we and Goodman mutually terminated our exclusive distribution agreements related to the distribution of our IVUS and FM products in Japan. We did not pay and we are not obligated to pay a fee in connection with this termination. Upon termination of our agreements with Goodman, we monitor the credit risk associated with Goodman as well as other general economic conditions and, accordingly, we have made and continue to make adjustments to the credit terms that are extended to Goodman.

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

Property and equipment includes certain medical diagnostic equipment that is located at customer premises. We retain the ownership of the equipment and have the right to remove the equipment if it is not being utilized according to expectations. Depreciation expense relating to this equipment of $1.7 million, $1.8 million and $1.8 million is recorded in cost of revenues during the years ended December 31, 2008, 2007 and 2006, respectively. The net book value of this equipment was $10.6 million and $4.8 million at December 31, 2008 and December 31, 2007, respectively. Also included in medical diagnostic equipment is property and equipment used for demonstration and evaluation purposes. Depreciation expense for equipment used for demonstration and evaluation purposes, recorded in selling, general and administrative expenses, totaled $1.2 million, $793,000, and

$515,000 during the years ended December 31, 2008, 2007 and 2006, respectively. The net book value of this equipment was $3.5 million and $2.9 million at December 31, 2008 and December 31, 2007, respectively. Medical diagnostic equipment is recorded at our cost to acquire or manufacture the equipment and is depreciated over its estimated useful life (generally three to five years).

Assets held under capital leases are recorded at the net present value of the minimum lease payments of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

Goodwill and Intangible Assets

We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired. We use the discounted cash flow method to estimate the value of intangible assets acquired. The estimates used to value and amortize intangible assets are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry estimates and averages.

Intangible assets, consisting of acquired technology, licenses, patents and trademarks, and customer relationships, are amortized using the straight-line method over their estimated useful lives ranging from three to ten years.

SFAS 142 requires that goodwill and certain intangible assets be assessed for impairment on an annual basis, or more frequently if indicators of impairment exist, using fair value measurement techniques. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill to measure the amount of the impairment loss, if any. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Acquisitions which cause us to recognize goodwill and other intangible assets require us to make determinations that involve estimates and judgments about the value and recoverability of those assets.

Impairment or Disposal of Long-Lived Assets

Impairment of long-lived assets is recognized when events or circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable. Under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, a long-lived asset is initially measured at the lower of its carrying amount or fair value. An impairment loss is recognized when estimated future cash flows, on an undiscounted basis, expected to result from the use of the asset, including its disposition, are less than the carrying value of the asset. The impairment loss is then calculated by comparing the carrying value of the asset with its fair value, which is usually estimated using discounted cash flows expected to be generated from the use of the assets.

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

Accrued warranty liability is included in accrued expenses and other current liabilities in the consolidated balance sheets. The change in the accrued warranty liability for the years ended December 31, 2008, 2007 and 2006 is summarized in the following table (in thousands):

	Years Ended December 31,
	2008	2007	2006
Balance at beginning of year	$1,129	$706	$359
Acquired from Axsun	167	—	—
Warranties issued during the year	1,869	2,342	1,028
Settlements during the year	(2,061)	(1,919)	(681)

Balance at end of year	$1,104	$1,129	$706

Derivative Financial Instruments

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we performed a review of our contracts for potential derivative financial instruments. At December 31, 2008 and 2007, we had no derivative financial instruments.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors based on estimated fair values. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) related to SFAS 123(R) and we have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified-prospective-transition method. Under that transition method, stock-based compensation cost recognized in the year ended December 31, 2006 includes stock-based compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and stock-based compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). SFAS 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. See the “Stockholders’ Equity” note to our consolidated financial statements for a complete discussion of our equity compensation programs.

Stock-based Compensation Awards and Warrant Grants to Non-employees

We account for stock-based compensation awards and warrants granted to non-employees in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services. Under EITF 96-18, we determine the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either of (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Comprehensive Loss

Comprehensive loss represents the net loss for the period plus the results of certain changes to stockholders’ equity (deficit) that are not reflected in the consolidated statements of operations. Our comprehensive loss consists of net losses, unrealized net gains and losses on short-term available-for-sale investments and foreign currency translation adjustments.

Revenue Recognition

In December 2003, the SEC issued SAB No. 104, Revenue Recognition (“SAB 104”), which superseded SAB No. 101, Revenue Recognition in Financial Statements. In accordance with SAB 104 we recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Revenue from the sale of our products is generally recognized when title and risk of loss transfer upon shipment to the customer (generally FOB shipping point).

We occasionally enter into agreements requiring cash payments to partners who are also customers. We apply the provisions of EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer, to account for cash payments made under these agreements. During the years ended December 31, 2008 and 2007, we made payments to customers of approximately $450,000 and $825,000, respectively. During the years ended December 31, 2008 and 2007, $269,000 and $783,000, respectively, have been recorded as a reduction in revenues in accordance with this EITF.

Installation and training are generally not required elements of our sales transactions as most of our products do not require installation and training. In instances where installation and training are required elements of the sales transaction, revenue is recognized upon completion.

Our revenue arrangements can include multiple elements or deliverables. These elements can consist of consoles, options for the console, single-procedure disposable products and service and maintenance agreements. The sale of these products and services are often contemplated in a single arrangement with delivery of the elements sometimes occurring in different periods. If an arrangement includes multiple elements, we apply the provisions of EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). The principles and guidance outlined in EITF 00-21 provide a framework to (a) determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and (b) determine how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. In accordance with EITF 00-21, we use the residual method to allocate the arrangement consideration when we have not established objective and reliable evidence of the fair value of delivered items. The delivered items represent individual units of accounting because they have value to the customer on a stand-alone basis, objective and reliable evidence of fair value exists for the undelivered items, and arrangements do not contain a general right of return relative to the delivered items. Under the residual method, the amount of consideration allocated to the delivered items equals the total arrangement consideration less the aggregate fair value of the undelivered items.

Assuming all other criteria for revenue recognition have been met, we recognize revenue for delivered items when title and risk of loss transfer upon shipment to the customer and installation and training, if applicable, have been completed. Revenue for undelivered items, which include service and maintenance activities, is recognized ratably over the service period, which is generally one year.

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

Research and Development

Company-sponsored research and development expenses include the costs of technical activities that are useful in developing new products, services, processes or techniques, as well as expenses for technical activities that may significantly improve existing products or processes and are expensed as incurred. Grants received of $137,000 and $1.1 million in the years ended December 31, 2007 and 2006, respectively, from third parties for research and development activity are recorded as reductions of expense over the term of the agreement as the related activities are conducted. No amounts were received under grants during the year ended December 31, 2008.

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

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. To the extent a deferred tax asset cannot be recognized under the preceding criteria, allowances are established. At December 31, 2008 and 2007, within the United States and selected international jurisdictions, all deferred tax assets, without offsetting liabilities in the same jurisdiction, were fully offset by a valuation allowance.

In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN No. 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial position or results of operations.

We accrue interest and penalties on underpayment of income taxes related to unrecognized tax benefits as a component of income tax expense in our consolidated statements of operations. No amounts were recognized for interest and penalties upon adoption of FIN 48 or during the years ended December 31, 2008 and 2007.

Net Loss Per Share

Basic and diluted net loss per share is presented in accordance with SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing consolidated net loss by the weighted-average number of common shares outstanding during the period. Shares issuable upon exercise of warrants to purchase common stock, which require little or no cash consideration from the holder, are included in basic net loss per share using the treasury stock method. A warrant to purchase an aggregate of up to 3,091,216 shares of our common stock at an exercise price of $0.011 per share has been reflected in the calculation of basic and diluted net loss per share using the treasury stock method for periods prior to June 2006. In conjunction with our initial public offering, the warrant was automatically exercised on a cashless basis resulting in the net issuance of 3,086,966 shares of common stock and these shares have been included in our weighted-average shares outstanding for periods presented subsequent to June 2006. Diluted net loss per share is computed by dividing consolidated net loss by the weighted-average number of diluted shares outstanding during the period. Our potentially dilutive shares, which include outstanding common stock options, convertible preferred stock and warrants, other than those described in the preceding sentences, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share.

The basic and diluted net loss per common share calculations are as follows:

	Years Ended December 31,
	2008	2007	2006
Net loss	$(13,705)	$(26,576)	$(8,603)

Weighted-average number of common shares outstanding	47,376	40,024	19,675
Shares issuable upon exercise of certain warrants	—	—	1,438

Shares used in calculating basic and diluted net loss per share	47,376	40,024	21,113

Net loss per share — basic and diluted	$(0.29)	$(0.66)	$(0.41)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive at the end of each period presented (in thousands):

	December 31,
	2008	2007	2006
Stock options outstanding	5,958	5,337	4,672
Warrants to purchase common stock	—	127	171
Unvested restricted stock units	363	—	—
Unvested common stock subject to repurchase	—	4	24

Operating Segments

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers.

Historically, we considered ourselves to be a single reporting segment, specifically the manufacture, sale, discovery, development and commercialization of products for the diagnosis of atherosclerosis in the coronary arteries and peripheral vascular system.

In connection with our acquisition of Axsun in December 2008, we operate an additional segment, specifically the discovery, development, manufacture and sale of advanced photonic components and subsystems to telecommunications companies. The revenues and expenses related to this segment were not material to our overall operating results for the year ended December 31, 2008.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”), which provides revised guidance on the acquisition of businesses. This standard changes the current guidance to require that all acquired assets, liabilities, minority interests and certain contingencies be measured at fair value, and certain other acquisition-related costs be expensed rather than capitalized. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) will apply to acquisitions that are effective after December 31, 2008. Application of the standard to acquisitions that are effective prior to that date is not permitted. SFAS 141(R) will have an impact on our consolidated financial statements if we are involved in a business combination on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for non-controlling interests in consolidated financial statements. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and early adoption is prohibited. We currently have no non-controlling interests that would require application of the pronouncement at the date of required implementation.

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157, Fair Value Measurements (“SFAS 157”), for nonfinancial assets and nonfinancial liabilities to fiscal periods beginning after November 15, 2008. As a result, we have delayed the application of SFAS 157 to our nonfinancial assets and nonfinancial liabilities, which include assets and liabilities acquired in connection with a business combination and intangible assets. We are currently evaluating the impact that SFAS 157 will have for nonfinancial assets and liabilities on our consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008 and early application is encouraged. We currently have no derivatives or hedging activities that would require application of the pronouncement at the date of required implementation.

In April 2008, the FASB issued a final FASB Staff Position on SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS

No. 142, Goodwill and Other Intangible Assets. FSP SFAS 142-3 will be effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact that FSP SFAS 142-3 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are currently evaluating the impact that SFAS 162 will have on our consolidated financial position and results of operations.

2. Acquisitions

CardioSpectra Acquisition

On December 18, 2007, we acquired CardioSpectra, Inc. (“CardioSpectra”), a privately-held corporation, as a wholly-owned subsidiary of Volcano. The acquisition was accounted for as an asset purchase in accordance with SFAS No. 141, Business Combinations (“SFAS 141”).

We acquired all of the outstanding equity interests in CardioSpectra for $27.0 million, consisting of $25.2 million in cash, transaction costs of $1.4 million and assumed liabilities of $0.4 million. Additional payments up to an aggregate of $38.0 million are due in the event certain milestones set forth in the Merger Agreement are achieved. The milestone payments are payable, at our sole discretion, in cash, shares of our common stock, or a combination of both and will be accounted for if and when the milestone payments become payable. The acquisition of CardioSpectra’s OCT technology is expected to complement our existing product offerings and further enhance our position as an imaging technology leader in the field of interventional medicine. We have included the operating results associated with the CardioSpectra acquisition in our consolidated financial statements from the date of acquisition. In connection with this acquisition, we expensed $26.2 million of in-process research and development (“IPR&D”) in the year ended December 31, 2007. An additional $175,000 of IPR&D was charged to expense during the year ended December 31, 2008 related to additional transaction costs.

The purchase price allocations are summarized as follows (in thousands):

December 18, 2007
Current assets:
Cash	$24
Prepaid expenses and other current assets	118

Total current assets	142
Equipment	132
Intangible assets (1)	274
In-process research and development	26,337

Total assets acquired	$26,885

Current liabilities:
Accounts payable	$316
Accrued compensation	40
Accrued expenses and other current liabilities	82

Total current liabilities	438

Total liabilities acquired	438

Net assets acquired	$26,447

(1)	Intangible assets acquired consisted entirely of assembled workforce, which is being amortized over 4 years.

Subject to the terms of the Merger Agreement, the milestone payments are payable as follows:

•	$11 million of the milestone payments to be paid upon approval by applicable U.S., Japanese or European regulators of a first generation OCT system on or before December 31, 2009;

•	$10 million of the milestone payments to be paid upon applicable U.S. regulatory approval of a productized version of the first generation OCT system on or before December 31, 2010;

•

$10 million of the milestone payments to be paid upon cumulative cash sales totaling $10 million from commercial sales of OCT products, so long as such cumulative cash sales are attained prior to the date that is 3 years after the date on which the applicable U.S. regulatory approval described in the second bullet point above was obtained (if such approval was obtained on or before December 31, 2010) or otherwise on or before December 31, 2013; and

•

$7 million of the milestone payments to be paid upon cumulative cash sales totaling $25 million from commercial sales of OCT products, so long as such cumulative cash sales are attained prior to the date that is 4 years after the date on which the applicable U.S. regulatory approval described in the second bullet point above was obtained (if such approval was obtained on or before December 31, 2010) or otherwise on or before December 31, 2014.

We will use commercially reasonable efforts to cause the milestones to occur. However, if we reasonably determine that a technical failure or commercial failure has occurred with respect to all or a part of the OCT program, we may, at our sole discretion, terminate all or part of the OCT cardiovascular program.

At the closing of the merger, $2.5 million of the aggregate merger consideration was contributed to an escrow fund which was available for twelve months to indemnify us and related indemnitees for certain matters, including breaches of representations and warranties and covenants included in the merger agreement. In December 2008, we made a claim to the escrow in the amount of $118,000 for the reimbursement of excess indebtedness which resulted in a reduction of IPR&D expense of $26,000. As of December 31, 2008, the escrow fund had been released. We have the right to withhold and deduct amounts for any future indemnification claims from milestone payments otherwise payable by us.

Novelis Acquisition

On May 15, 2008, we acquired all of the outstanding equity interests in Novelis, Inc. (“Novelis”), a privately-held company, which developed proprietary ultrasonic visualization and therapy technology for minimally invasive diagnostic and therapeutic devices. The core product line of Novelis is based on FLIVUS technology. The aggregate purchase price of $12.3 million was paid in cash and included transaction costs of $204,000. In addition, we may make an additional cash payment of $3.0 million based on the achievement of a specific regulatory milestone. The acquisition is being accounted for as an asset purchase in accordance with SFAS 141. We have included the operating results associated with the Novelis acquisition in our consolidated financial statements from the date of acquisition.

The purchase price allocations are summarized as follows (in thousands):

May 15, 2008
Current Assets:
Equipment	$100
In-process research and development (1)	12,232

Total assets acquired	$12,332

Total liabilities assumed	—

Net assets acquired	$12,332

(1)	The in-process research and development was charged to expense in our consolidated statement of operations in the year ended December 31, 2008.

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

Axsun Acquisition

On December 24, 2008, we acquired all of the outstanding equity interests in Axsun, a privately-held company that develops and manufactures optical monitors for telecommunications, lasers and optical engines used in OCT imaging systems and advanced photonic components and subsystems used in spectroscopy and other industrial applications. The aggregate purchase price of $23.7 million consisted of $21.5 million paid in cash, $842,000 of accrued purchase consideration related to a working capital adjustment as defined in the purchase agreement, assumed liabilities of $6.5 million, and transaction costs of $666,000, net of cash received of $5.8 million. The aggregate purchase price was subject to adjustment upward or downward to the extent that Axsun’s working capital was more than or less than $5.0 million as of the closing date. The upward purchase price adjustment totaled $842,000 and was recorded in other current liabilities at December 31, 2008. The acquisition is being accounted for under the purchase method of accounting in accordance with SFAS 141. Under the purchase method of accounting, the purchase price is allocated to the net tangible and intangible assets based on their estimated fair values as of the acquisition date. We have included the operating results associated with the Axsun acquisition in our consolidated financial statements from the date of acquisition.

Of the $21.5 million cash consideration, $2.4 million was contributed to two escrow funds, of which $120,000 will be available to indemnify us for damages arising from the exercise of appraisal rights by the former stockholders of Axsun and is subject to release when all such claims are resolved and $2.2 million is available to indemnify us and related indemnitees for certain matters, including breaches of representations and warranties and covenants included in the merger agreement for 15 months following the closing.

The purchase price allocations are summarized as follows (in thousands):

December 24, 2008
Current assets:
Cash and cash equivalents	$5,789
Short-term available-for-sale investments	50
Accounts receivable	3,764
Inventories	2,746
Prepaid expenses and other current assets	60

Total current assets	12,409
Restricted Cash	200
Property and equipment	7,074
Goodwill	842
Intangible assets	8,895
Other non-current assets	50

Total assets acquired	29,470
Current liabilities:
Accounts payable	(1,738)
Accrued compensation	(516)
Accrued expenses and other current liabilities	(3,706)
Short-term debt	(151)

Total current liabilities	(6,111)
Other long-term liabilities	(351)

Total liabilities acquired	(6,462)

Net assets acquired	$23,008

The intangible assets consist of developed technology in the amount of approximately $8.1 million and customer relationships in amount of $799,000. The developed technology represents the 40 GHz laser and related OCT technology that is technologically feasible and includes all fully functioning products at the date of the valuation. The amount assigned to the developed technology was assigned based on the estimated net discounted cash flows from the related product lines on the date of acquisition. The developed technology is being amortized on a straight-line basis over a weighted-average useful life of 8.9 years. The customer relationships are being amortized on a straight-line basis over a useful life of 7 years. The weighted average amortization period of the identified intangible assets is approximately 8.7 years as of December 31, 2008.

The purchase price in excess of the fair value of net tangible and intangible assets acquired resulted in $842,000 recorded to goodwill. The goodwill is not deductible for income tax purposes and will be assessed annually for impairment.

We recorded a liability of $563,000 for costs to exit a facility lease and related costs. The lease expires in September 2010. Plans to exit the facility had been consummated prior to the acquisition date. As of December 31, 2008, $209,000 and $351,000 were accrued in accrued expenses and other current liabilities and other long-term liabilities, respectively.

In-process Research and Development

In December 2007, we acquired the OCT project in connection with our acquisition of CardioSpectra, which was valued at $26.3 million. In-vitro testing and regulatory approval remained to be completed as of the acquisition date at an estimated cost of $7.2 million. In addition, milestone payments of up to $38.0 million may be paid in connection with successful and timely regulatory approvals and commercialization.

In May 2008, we acquired the FLIVUS project in connection with our acquisition of Novelis, which was valued at $12.2 million. In-vivo testing and regulatory approval protocols remained to be completed for the FLIVUS project as of the acquisition date, at an estimated cost of $3.9 million.

In November 2008, we acquired an IPR&D project from Impact Medical Technologies, LLC, a minor acquisition, for a total purchase price of $300,000, which was recorded as IPR&D expense for the year ended December 31, 2008.

The following table summarizes our significant IPR&D projects:

Project Name	Fair Value	Estimated Cost to Complete, as of acquisition date
OCT	$26.3 million	$7.2 million
FLIVUS	12.2 million	3.9 million

3. Financial Statement Details

Cash and Cash Equivalents and Short-Term Available-for-Sale Investments

On January 1, 2008, we adopted SFAS 157, which clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: Level 1, observable inputs such as quoted prices in active markets; Level 2, inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3, unobservable inputs in which there is little or no market data, which requires that we develop our own assumptions. This hierarchy requires that we use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure our investments and marketable securities at fair value. Our cash and cash equivalents and short-term available-for-sale investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

The fair value of our financial assets subject to the disclosure requirements of SFAS 157 was determined using the following levels of inputs as of December 31, 2008 (in thousands):

	Fair Value Measurements at December 31, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Cash	$14,243	$14,243	$—	$—
Money market funds	86,706	86,706	—	—
Corporate debt securities	43,941	43,941	—	—
U.S. government debt securities	5,000	5,000	—	—

Total	$149,890	$149,890	$—	$—

During the year ended December 31, 2008, no transfers were made into or out of the Level 2 or Level 3 categories.

Short-term investments have been classified as available-for-sale investments. As of December 31, 2008, available-for-sale investments are detailed as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Corporate debt securities	$43,877	$72	$8	$43,941
U.S. government debt securities	4,998	2		5,000

Total	$48,875	$74	$8	$48,941

We invest our excess funds in short-term securities issued by the United States government, corporations, banks, municipalities, financial holding companies and in money market funds comprised of these same types of securities. Our cash and cash equivalents and short-term available-for-sale investments are placed with high credit quality financial institutions. Additionally, we diversify our investment portfolio in order to maintain safety and liquidity and we do not hold auction-rate or mortgage-backed securities. As of December 31, 2008, all of our investments will mature within one year. These investments are recorded at their estimated fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss.

Accounts Receivable, Net

Accounts receivable, net consists of the following (in thousands):

	December 31,
	2008	2007
Trade accounts receivable	$42,149	$28,114
Less: allowance for doubtful accounts	354	138

Total	$41,795	$27,976

The change in the allowance for doubtful accounts for the years ended December 31, 2008, 2007 and 2006, respectively, is summarized in the following table (in thousands):

	Years Ended December 31,
	2008	2007	2006
Balance at beginning of year	$138	$201	$158
Additions charged to selling, general and administrative expense, net of recoveries	232	(79)	70
Write-offs	—	—	(40)
Foreign currency translation adjustments	(16)	16	13

Balance at end of year	$354	$138	$201

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2008	2007
Finished goods	$10,121	$7,010
Work-in-process	6,592	5,337
Raw materials	12,223	8,896

Total	$28,936	$21,243

Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2008	2007
Equipment	$18,318	$11,371
Medical diagnostic equipment	25,441	15,016
Leasehold improvements	4,460	1,490
Purchased software	1,763	1,803
Construction-in-progress	1,070	395

	51,052	30,075
Accumulated depreciation and amortization	(21,045)	(16,383)

Total	$30,007	$13,692

The amount reflected in equipment cost at December 31, 2008 and 2007 includes assets under capital lease of $190,000 and $335,000, respectively. At December 31, 2008 and 2007, the net book value of assets under capital leases was $95,000 and $132,000, respectively.

Depreciation expense and amortization of leasehold improvements for the years ended December 31, 2008, 2007 and 2006 was $6.0 million, $4.8 million, and $5.4 million, respectively. Included in these amounts was amortization expense for leased equipment for the years ended December 31, 2008, 2007 and 2006 of $57,000, $35,000 and $39,000, respectively.

4. Debt and Credit Facilities

Our debt consisted of the following (in thousands):

	December 31,
	2008	2007
Term loans	$151	$64
Capital lease obligations	91	134

	242	198
Less: Current portion	(208)	(120)

Long-term debt	$34	$78

Term Loans & Revolving Credit Facility

In September 2003, to provide working capital and for general corporate purposes, we entered into a Loan and Security Agreement with a venture capital company providing for a maximum borrowing of $7.0 million, bearing interest at 13.7% per annum, payable monthly. The loan matured in February 2008. No amounts were outstanding under the Loan and Security Agreement at December 31, 2008.

In connection with our acquisition of Axsun, we assumed a Loan and Security Agreement with a term loan outstanding in the amount of $151,000, bearing interest at 4.75% per annum, payable monthly. The loan was subsequently paid in full in January 2009. In addition, the Loan and Security Agreement provides for a revolving credit facility of up to $4.0 million, subject to a borrowing base calculated on the accounts receivable balances of Axsun, that is scheduled to renew in August 2009. Advances under the revolving credit facility bear interest at 3.25% per annum at December 31, 2008. At December 31, 2008, no amounts were outstanding under the revolving credit facility and $3.7 million was available for borrowing. The Loan and Security Agreement is collateralized by substantially all of the assets of Axsun excluding intellectual property and contained various covenants and restrictions on Axsun’s business, including a requirement to maintain a liquidity ratio of 1.25 to 1 and restrictions on the payment of dividends.

Capital Lease Obligations

We lease certain equipment under capital lease arrangements (see the “Commitments and Contingencies” note to our consolidated financial statements).

5. Intangible Assets

Intangible assets consist of developed technology, customer relationships, assembled workforce, licenses, and patents and trademarks, which are amortized using the straight-line method over periods ranging from three to ten years, representing the estimated useful lives of the assets.

During the year ended December 31, 2008, we recorded intangible asset additions of $481,000 related to internally developed patents and trademarks. In addition, we recorded $8.1 million of developed technology and $799,000 of customer relationships acquired in connection with our acquisition of Axsun (see the “Acquisitions” note to our consolidated financial statements).

During the year ended December 31, 2007, we recorded intangible asset additions of $232,000 related to internally developed patents and trade marks and $274,000 related to assembled workforce acquired as part of the CardioSpectra Acquisition (see the “Acquisitions” note to our consolidated financial statements).

Intangible assets subject to amortization, by major class, consist of the following (in thousands):

	December 31, 2008			Weighted- Average Life (in years)
	Cost	Accumulated Amortization	Net
Developed technology	$20,565	$10,551	$10,014	7.3
Licenses	7,034	4,094	2,940	10.0
Customer relationships	2,473	1,415	1,058	6.7
Patents and trademarks	2,082	663	1,419	7.5
Assembled workforce	274	69	205	3.0

	$32,428	$16,792	$15,636	7.6

	December 31, 2007			Weighted- Average Life (in years)
	Cost	Accumulated Amortization	Net
Developed technology	$12,469	$8,692	$3,777	6.3
Licenses	7,034	3,440	3,594	9.8
Customer relationships	1,674	1,099	575	8.5
Patents and trademarks	1,601	436	1,165	9.3
Assembled workforce	274	—	274	4.0

	$23,052	$13,667	$9,385	7.4

Amortization of intangibles was $3.1 million for each of the years ended December 31, 2008, 2007 and 2006.

The estimated future amortization expense of purchased intangible assets at December 31, 2008, is as follows (in thousands):

2009	$4,203
2010	2,027
2011	2,027
2012	1,958
2013	1,627

6. Commitments and Contingencies

Litigation

We may be a party to various claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred and were not material in any period reported. Additionally, we assess, in conjunction with our legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. We believe that the ultimate disposition of these matters will not have a material impact on our consolidated results of operations, financial position or cash flows. Our evaluation of the likely impact of these matters could change in the future and unfavorable outcomes and/or defense costs, depending upon the amount and timing, could have a material adverse effect on results of operations or cash flows in future periods.

Collaboration Agreements

In May 2006, we entered into a Software Development and License Agreement (“SDLA”) whereby a third party was to develop technology and license such technology to us. We were obligated to make payments upon the satisfaction of certain development milestones. Costs incurred through December 31, 2008 totaled $738,000 and were recorded as research and development expense. The SDLA also required us to pay a royalty for each product sold using the licensed technology. During the year ended December 31, 2008, development activities had ceased, we determined that the remaining milestones would not be met, we made no payments under the SDLA and no expense was recorded. At December 31, 2008, we had no amounts accrued for the SDLA.

In October 2007, we signed a clinical research support agreement with a third party in which the third party will conduct clinical studies concerning drug eluting stents. We have agreed to provide a total of $4.6 million to fund clinical study activities. During the year ended December 31, 2008, we made an initial payment of $500,000 and we recorded $191,000 to research and development expense.

Licenses

In July 2003, we entered into a license agreement whereby we were granted the rights to certain IVUS technology and patents for total consideration of $6.5 million. Closing costs for the purchase were $87,000. This license fee is recorded as an intangible asset and is being amortized over the estimated useful lives of the patents and technology of ten years. In addition, we are paying royalties during the license period related to the sale of our products using the licensed technology. The royalties are calculated on a per unit basis using a sliding scale. Minimum aggregate royalty payments of approximately $705,000, converted from Euros at December 31, 2008 currency exchange rates, are required in each of the 12 month periods ended June 30, 2008 and June 30, 2009. During the years ended December 31, 2008, 2007 and 2006, royalty expense related to the use of this licensed technology of $795,000, $243,000 and $9,000, respectively, is recorded in cost of revenues.

In April 2002, we entered into a license agreement with a medical research clinic whereby we were granted a license to certain patents and technology. The agreement required the payment of a license fee of $200,000, which was made in April 2002. In addition, we were required to make milestone payments of $125,000 upon receiving both United States and European Union regulatory clearances, or upon the first commercial sale within each territory, whichever event occurred first. In 2004 and 2005, we received United States and European Union regulatory clearance, respectively and made the required payments of $125,000 relative to each regulatory clearance. We are also required to pay a royalty based on a percentage of net sales, as defined in the agreement, of products using the licensed technology. The license fees paid of $450,000 are recorded as an intangible asset and have been amortized over the original estimated useful life of the underlying technology of five years. During the years ended December 31, 2008, 2007 and 2006, we recorded royalty expense of $375,000, $278,000, and $225,000, respectively, in cost of revenues.

We have entered into certain other licensing agreements with third parties which require us to make annual royalty payments based on either a minimum dollar amount or as a percentage of net sales, which ever is higher. None of these other agreements are material to our consolidated results of operations or financial condition.

Leases

We lease our domestic and foreign facilities and certain office equipment under non-cancelable capital and operating lease agreements, which expire at various dates through 2014. In addition to the minimum future lease commitments presented below, the leases generally require that we pay property taxes, insurance, maintenance and repair costs. Certain leases also contain escalation clauses and renewal option clauses calling for increased rents. Where a lease contains an escalation clause or a concession such as a rent holiday, rent expense is recognized in accordance with FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases, using the straight-line method over the term of the lease.

At December 31, 2008, future minimum lease commitments under non-cancelable leases are as follows (in thousands):

Year Ending December 31,	Capital	Operating
2009	$61	$3,525
2010	32	3,559
2011	3	3,622
2012	—	2,330
2013	—	2,240
Thereafter	—	2,187

Net minimum lease payments	$96	$17,463

Less:
Amounts representing interest	5
Current	57

Long-term	$34

Total rental expense was $3.3 million, $2.4 million, and $2.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Purchase Commitments

We have obligations under non-cancelable purchase commitments for inventory, primarily raw materials. At December 31, 2008, the future minimum payments under these non-cancelable purchase commitments, all requiring payment in 2008, totaled $13.9 million.

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

7. Stockholders’ Equity

Common Stock

In May 2006, our stockholders approved a resolution to increase the number of authorized shares of our common stock to 250,000,000, which became effective upon the completion of our initial public offering.

On June 15, 2006, we completed our initial public offering in which 7,820,000 shares of our common stock was sold to the public at an offering price of $8.00 per share. The initial public offering resulted in net proceeds of $54.5 million, after deducting offering expenses and underwriting discounts and commissions. Of the net proceeds, $29.2 million was used to repay our senior subordinated debt, as required by its terms and $750,000 was used to pay the outstanding balance of our short-term debt. In conjunction with the offering, all of our outstanding shares of preferred stock were converted into 18,123,040 shares of our common stock immediately prior to the closing of the offering and certain warrants to purchase 3,103,943 shares of our common stock were by their terms, automatically exercised on a cash-less basis upon the closing of the offering, resulting in the net issuance of 3,097,943 shares of our common stock.

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

On October 23, 2007, we completed a follow-on underwritten public offering in which 8,050,000 shares of our common stock were sold by the Company, including 1,050,000 shares under an over-allotment option exercised by the underwriters. The follow-on offering, including the exercise of the over-allotment option, resulted in net proceeds to the company of $122.8 million, after deducting offering expenses and underwriting discounts and commissions.

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

Warrants

At December 31, 2007, there was a warrant outstanding to purchase 127,400 shares of our common stock at a price of $3.30 per share. In August 2008, the warrant was exercised using a cashless net exercise feature that resulted in the issuance of 104,474 shares of common stock.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of undesignated preferred stock at $0.001 par value per share. The Board of Directors may determine the rights, preferences, privileges, qualifications, limitations and restrictions granted or imposed upon any series of preferred stock. As of December 31, 2008, no preferred stock was outstanding.

Equity Compensation Plans

Stock Option Activity

At December 31, 2008, we have granted options under the 2005 Equity Compensation Plan (“the 2005 Plan”) and the 2000 Long Term Incentive Plan (“the 2000 Plan”). In May 2006 and June 2007, our stockholders approved increases in the number of shares of our common stock subject to the 2005 Plan by 2,272,727 shares and 3,500,000 shares, respectively, for a total of 11,662,558 shares. Effective October 2005, all options will be granted under the 2005 Plan. Options previously granted under the 2000 Plan that are cancelled or expire will increase the shares available for grant under the 2005 Plan. The terms of the grants vary as described below.

The 2005 Plan provides for the grant of incentive stock options, non-qualified stock options, stock awards (including rights to purchase restricted stock) and stock appreciation rights to eligible recipients. Recipients of incentive stock options shall be eligible to purchase shares of our common stock at an exercise price no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the Plan is seven years. For an initial grant to an employee, the options generally vest 25% on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years. For subsequent grants to an employee, the options generally vest monthly over a four-year term. We may grant options that are exercisable immediately regardless of the vesting status of the option with us retaining a right to repurchase exercised unvested shares at the original exercise price of the option. At December 31, 2008, 2,327,578 shares remained available to grant.

The 2000 Plan provided for the grant of incentive stock options, non-statutory stock options, phantom stock and rights to purchase restricted stock to eligible recipients. Recipients of incentive stock options shall be eligible to purchase shares of our common stock at an exercise price no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the Plan is ten years. The options generally vest 25% on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years. All option grants are exercisable immediately regardless of the vesting status of the option with us retaining a right to repurchase exercised unvested shares at the original exercise price of the option.

Option activity for the year ended December 31, 2008 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2007	5,337,358	$8.90
Grants of options	1,456,688	13.28
Exercises	(670,620)	1.79
Forfeitures or expirations	(165,431)	14.28

Outstanding and exercisable at December 31, 2008	5,957,995	10.62	5.6	$33,840

Vested and expected to vest at December 31, 2008	5,873,784	10.56	5.6	$33,695

Options outstanding at December 31, 2008 are summarized as follows:

	Options Outstanding and Exercisable			Vested Options
Range	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$0.11	121,818	3.3	$0.11	121,818	$0.11
$0.33	1,159,740	5.1	0.33	1,159,740	0.33
$0.83—$6.49	1,017,633	6.4	5.10	886,501	4.93
$8.36—$12.63	980,266	5.5	11.18	289,358	9.39
$12.96—$17.11	930,604	6.5	13.95	132,145	13.20
$17.27—$19.11	1,192,875	5.1	18.81	551,251	18.88
$19.77—$21.07	555,059	5.4	20.36	233,025	20.43

$0.11 to $21.07	5,957,995	5.6	10.62	3,373,838	7.23

A summary of the status of our non-vested shares subject to options at December 31, 2008 and changes during the year ended December 31, 2008 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested shares subject to options at December 31, 2007	2,499,632	$7.48
Granted	1,456,688	6.04
Vested	(1,206,608)	6.50
Forfeitures or expirations	(165,431)	7.15

Non-vested shares subject to options at December 31, 2008	2,584,281	7.15

The weighted-average grant date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $6.04, $9.18 and $6.01, respectively.

Restricted Stock Unit Activity

Restricted stock unit (“RSU”) activity for the year ended December 31, 2008 is as follows:

Shares
Non-vested shares subject to RSUs at December 31, 2007	—
Granted	374,656
Vested	—
Forfeitures or expirations	(11,845)

Non-vested shares subject to RSUs at December 31, 2008	362,811

These time-vested RSUs entitle the holder to shares of common stock as the units vest in equal annual installments over a four-year period. The weighted-average grant-date fair value of the RSUs granted during the year ended December 31, 2008 was $12.95.

Employee Stock Purchase Plan Activity

On June 7, 2007, our stockholders approved the adoption of our 2007 Employee Stock Purchase Plan (“Purchase Plan”). The Purchase Plan provides eligible employees the opportunity to purchase shares of Volcano Corporation common stock at the lower of up to 85% of the fair market value on the first or last day of the applicable offering period, by having withheld from their salary an amount up to 15% of their compensation, without paying brokerage fees or commissions on purchases. Our Purchase Plan is deemed to be compensatory, and therefore, Purchase Plan expense under SFAS 123(R) has been included in our consolidated statements of operations for the years ended December 31, 2008 and 2007. Volcano Corporation pays for the program’s administrative expenses. No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year, nor may purchase more than 750 shares in any six-month purchase period. The Purchase Plan is administered by the Compensation Committee of the Board of Directors and the first offering period began on September 1, 2007.

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

During the year ended December 31, 2008, 151,013 shares were purchased at an average per share price of $10.36. No shares were purchased during the year ended December 31, 2007. The fair value of those purchase rights granted during the years ended December 31, 2008 and 2007, as defined by SFAS 123(R), was $3.64 and $4.70, respectively.

At December 31, 2008, 948,987 shares of common stock were reserved for issuance under the Purchase Plan.

Fair Value Assumptions

Under SFAS 123(R), the fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model (“Black-Scholes model”) utilizing the following weighted-average assumptions:

	Years Ended December 31,
	2008	2007	2006
Risk-free interest rate	2.88%	4.67%	4.76%
Expected life (years)	5.02	4.52	4.56
Estimated volatility factor	49.3%	51.7%	57.4%
Expected dividends	None	None	None

The risk-free interest rate for periods within the contractual life of the option is based on the implied yield available on United States Treasury constant rate securities with the same or substantially equivalent remaining terms at the time of grant.

For options granted January 1, 2006 through December 31, 2007, we adopted a temporary “shortcut approach” as permitted by SAB No. 107 to develop an expected life of an employee stock option. Under this approach, the expected life is presumed to be the mid-point between the vesting date and the contractual end of the option term. For options granted after January 1, 2008, we estimated the expected term using our historical share option exercise experience.

Estimated volatility was calculated using the historical volatility of the common stock of comparable medical device companies using weekly price observations over a period generally commensurate with the expected term of our options. We did not exclude any period due to discrete historical events. We use the historical volatility of similar companies due to the limited trading history of our common stock. Since the completion of our initial public offering, we have also included the weekly price observations of our common stock, weighted for the number of price observations, in our estimate of volatility. We also evaluate, at least annually, whether circumstances have changed such that the identified entities are no longer similar to us, and remove or replace the peer company in our analysis. We will continue to assess the appropriateness of our methodology for future periods.

We use a zero value of the expected dividend value factor since we have not declared any dividends in the past and we do not anticipate declaring any dividends in the foreseeable future.

The first offering period under the Purchase Plan commenced in September 2007. Under SFAS 123(R), the fair value of each purchase option under the Purchase Plan is estimated at the beginning of this purchase period using the Black-Scholes model utilizing the following weighted-average assumptions:

	Years Ended December 31,
	2008	2007	2006
Risk-free interest rate	2.53%	4.20%	n/a
Expected life (years)	0.5	0.5	n/a
Estimated volatility factor	49.2%	49.0%	n/a
Expected dividends	None	None	n/a

The computation of the expected volatility assumption used in the Black-Scholes model for purchase rights is based on the trading history of our common stock. The expected life assumption is based on the six-month term of each offering period. The risk-free interest rate is based on the United States Treasury constant maturity securities with the same or substantially equivalent remaining term in effect at the time of grant. We use a zero value of the expected dividend value factor since we have not declared any dividends in the past and we do not anticipate declaring any dividends in the foreseeable future.

Under SFAS 123(R), we estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rates in the years ended December 31, 2008, 2007 and 2006 are based on our historical forfeiture experience.

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense included in our Consolidated Statements of Operations (in thousands):

	Years Ended December 31,
	2008	2007	2006
Cost of revenues	$810	$621	$348
Selling, general and administrative	6,957	4,919	2,238
Research and development	1,770	1,151	609

Total	$9,537	$6,691	$3,195

Included in our stock-based compensation expense are $230,000, $341,000, and $434,000 of stock-based compensation expense related to non-employees in the years ended December 31, 2008, 2007 and 2006, respectively. In addition, $560,231 and $232,000 of stock-based compensation expense related to the Purchase Plan was recorded in the years ended December 31, 2008 and 2007, respectively.

Under SFAS 123(R), we estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rates in the years ended December 31, 2008, 2007, and 2006 are based on our historical forfeiture experience.

We have not recognized, and we do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the valuation allowance on our net deferred tax assets. The total compensation cost capitalized in inventory was $266,000 and $256,000 at December 31, 2008 and 2007, respectively.

The total intrinsic value of stock options exercised during the year ended December 31, 2008, 2007 and 2006 was $9.1 million, $19.8 million and $6.8 million, respectively, and represents the difference between the exercise price of the option and the fair value of our common stock on the dates exercised. At December 31,

2008, approximately $18.2 million of total unrecognized compensation cost related to stock options issued to employees is expected to be recognized over a weighted average term of 2.7 years.

Accumulated Other Comprehensive Loss

The following table summarizes the components of our accumulated other comprehensive loss (in thousands):

	December 31,
	2008	2007
Unrealized gain on available-for-sale securities	$66	$54
Accumulated foreign currency translation adjustments	(3,142)	(1,312)

	$(3,076)	$(1,258)

8. Income Taxes

The provisions for income tax expense are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Current:
Federal	$—	$—	$—
State	105	133	35
Foreign	754	391	263

	$859	$524	$298

Deferred:
Federal	$1,838	$(1,471)	$(1,936)
State	172	(260)	(546)
Foreign	(986)	(813)	(825)

	$1,024	$(2,544)	$(3,307)

Valuation allowance	$(1,263)	$2,544	$3,307

Provision for income taxes	$620	$524	$298

Losses before income taxes include losses relating to non-U.S. operations of $150,000, $2.0 million, and $2.9 million in the years ended December 31, 2008, 2007 and 2006, respectively.

Provisions for income taxes in the accompanying consolidated statements of operations differ from the expense calculated by applying the United States federal statutory income tax rate of 35% to loss before provision for income taxes due to the following (in thousands):

	Years Ended December 31,
	2008	2007	2006
U.S. federal statutory income tax benefit	$(4,580)	$(9,118)	$(2,907)
State income tax benefit, net of federal income tax expense	240	(173)	(524)
Valuation allowance	1,107	725	3,308
Foreign tax rate differential	(176)	281	445
Credits	(558)	(587)	(414)
In-process research and development	4,334	9,166	—
Other	253	230	390

	$620	$524	$298

The components of our deferred tax assets are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryovers	$25,362	$17,654
Tax credit carryovers	4,868	3,733
Depreciation and amortization	(1,503)	1,939
Accruals	7,085	4,048
Deferred revenue	718	527
Other, net	1,060	1,396

Total deferred tax assets	37,590	29,297
Less valuation allowance	(37,270)	(29,297)

	$320	$—

A valuation allowance has been established within the United States and selected international jurisdictions to offset deferred tax assets, as realization of such assets is uncertain.

As a result of certain realization requirements of SFAS 123(R), the table of deferred tax assets shown above does not include certain deferred tax assets at December 31, 2008 and 2007 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by approximately $6.7 million if and when such deferred tax assets are ultimately realized. We use tax law ordering for purposes of determining when excess tax benefits have been realized.

At December 31, 2008, we have federal and state net operating loss carryforwards of approximately $71.5 million and $21.5 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2020 and 2012, respectively, unless previously utilized. In addition, we have federal and state research and experimentation tax credit carryforwards of $2.9 million and $2.4 million, respectively. The federal credits begin to expire in 2022. The state credits carry forward indefinitely. Foreign net operating losses are approximately $13.0 million which expire beginning in 2009.

Pursuant to Internal Revenue Code Section 382, use of net operating loss carryforwards related to acquisitions of approximately $29.0 million is limited. These carryforwards will expire if we are unable to generate sufficient taxable income within the carryforward period.

We are open for audit by the United States Internal Revenue Service and state tax jurisdictions from our inception in 2000 to 2007. We were audited by the Belgian tax authorities for the 2005 and 2006 years. There were no significant adjustments as a result of this audit. We continue to be open for audit by Belgium and various European tax jurisdictions from the inception of Volcano Europe in 2003 to 2007. We were audited by the Japanese tax authorities for the 2005 to 2007 years. There were no significant adjustments as a result of this audit. We continue to be open for audit by the Japanese tax authorities from the inception of Volcano Japan in 2004 to 2007.

9. Segment and Geographic Information

Our chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Historically, we considered ourselves to be a single reporting segment, specifically the manufacture, sale, discovery, development and commercialization of products for the diagnosis of atherosclerosis in the coronary arteries and peripheral vascular system.

In connection with our acquisition of Axsun in December 2008, we operate an additional segment, specifically the discovery, development, manufacture and sale of advanced photonic components and subsystems to telecommunications companies. The revenues and expenses related to this segment were not material to our overall operating results for the year ended December 31, 2008 and, accordingly, have not been presented separately.

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

The following table sets forth our revenues by product expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Years Ended December 31,			Percentage Change
	2008	2007	2006	2007 to 2008	2006 to 2007
IVUS:
Consoles	$38,788	$26,847	$22,128	44.5%	21.3%
Single-procedure disposables	107,963	85,538	66,268	26.2%	29.1%
FM:
Consoles	1,280	2,064	1,954	(38.0)%	5.7%
Single-procedure disposables	17,388	12,260	10,072	41.8%	21.7%
Other	6,076	3,905	2,626	55.6%	48.7%

	$171,495	$130,614	$103,048	31.3%	26.8%

Revenues based on geographic location are summarized in the following table (in thousands):

	Years Ended December 31,
	2008	2007	2006
Revenues (1):
United States	$87,513	$66,411	$51,013
Japan	43,582	35,186	30,082
Europe, the Middle East and Africa	33,197	23,995	17,765
Rest of world	7,203	5,022	4,188

	$171,495	$130,614	$103,048

(1)	Revenues are attributed to geographies based on location of the customer, except for original equipment manufacturer revenues which are attributed to the geography of the legal entity invoicing.

10. Employee Benefits

Defined Contribution Plans

We have a defined contribution 401(k) plan for our U.S. employees who are at least 21 years of age. Employees are eligible to participate in the plan beginning on the first day of the month following their first date of hire. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation or as a fixed amount per pay period. Our contributions to the plan are discretionary. Beginning January 1, 2008, participant contributions up to a maximum of 6% of the participant’s annual salary are matched 25% by the Company. Matching contributions of $469,000 were made during the years ended December 31, 2008. No matching contributions were made during the years ended December 31, 2007 and 2006.

We also sponsor additional defined contribution plans for most of our European employees. Contributions under all plans were $273,000, $202,000, and $143,000 in the years ended December 31, 2008, 2007 and 2006, respectively.

11. Quarterly Information (Unaudited)

The following table sets forth our unaudited quarterly summary consolidated statements of operations for each of the quarters for the years ended December 31, 2008 and 2007. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited consolidated financial statements. This data should be read in conjunction with our consolidated financial statements and related notes. These operating results may not be indicative of results to be expected for any future period (amounts in thousands, except per share data).

	Quarter Ended				Year ended December 31
2008	March 31	June 30(1)	September 30	December 31
Revenue	$36,647	$41,477	$44,118	$49,253	$171,495
Gross profit	23,018	25,772	27,537	30,875	107,202
Operating (loss) income	(5,626)	(14,345)	326	(18)	(19,663)
Net (loss) income	(2,326)	(13,481)	744	1,358	(13,705)
Net (loss) income per share:
Basic	$(0.05)	$(0.29)	$0.02	$0.03	$(0.29)
Diluted	$(0.05)	$(0.29)	$0.01	$0.03	$(0.29)
Includes the following stock-based compensation expense:
Cost of revenues	$191	$184	$222	$213	$810
Selling, general and administrative	1,501	1,794	1,798	1,864	6,957
Research and development	369	444	493	464	1,770

	Quarter Ended				Year ended December 31
2007	March 31	June 30	September 30	December 31(2)

Revenue	$29,579	$29,552	$31,474	$40,009	$130,614
Gross profit	18,714	17,236	19,189	23,916	79,055
Operating income (loss)	656	(4,938)	(2,404)	(26,460)	(33,146)
Net income (loss)	1,674	(3,855)	(652)	(23,743)	(26,576)
Net income (loss) per share:
Basic	$0.04	$(0.10)	$(0.02)	$(0.53)	$(0.66)
Diluted	$0.04	$(0.10)	$(0.02)	$(0.53)	$(0.66)
Includes the following stock-based compensation expense:
Cost of revenues	$112	$140	$181	$188	$621
Selling, general and administrative	923	1,126	1,437	1,433	4,919
Research and development	208	217	359	367	1,151

(1)	During the three months ended June 30, 2008, we recorded $12.2 million of in-process research and development expense that was related to the May 15, 2008 acquisition of Novelis.

(2)	During the fourth quarter of 2007, we recorded a $26.2 million in-process research and development expense that was related to the December 18, 2007 acquisition of CardioSpectra.

12. Related Parties

Medtronic, Inc. and Its Affiliates

Medtronic was an investor in our Series B Preferred Stock. In connection with our initial public offering in June 2006, their investment in our preferred stock automatically converted into shares of our common stock.

We have collaborations with Medtronic, Inc. and certain of its affiliates (collectively, “Medtronic”). In July 2003, we entered into agreements with Medtronic which provided Medtronic with a license to manufacture and market certain products incorporating our IVUS technology, technical guidance to develop products covered by the license and certain supply rights related to the products covered by the license. We were paid a $2.5 million license fee by Medtronic in exchange for the fully paid, royalty-free, perpetual, irrevocable, worldwide license. The license fee has been deferred and is being recognized as revenue over the estimated ten year term of the agreement. The amount recorded in revenues totaled $250,000 during each of the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, the amount deferred was $1.1 million, of which $250,000 was reflected in the current portion of deferred revenues. In addition, we recorded revenues related to the sale of a component of our IVUS catheter totaling $902,000, $606,000, and $904,000 to Medtronic during the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007, there was $134,000 and $55,000 due from Medtronic, respectively. The agreements made in 2003 with Medtronic also included an Option to Distribute agreement relating to certain other of our IVUS products not covered by the license described above. This Option to Distribute agreement provided Medtronic with the right to negotiate a new agreement for Medtronic to distribute certain of our IVUS products on terms to be mutually agreed upon by the parties upon the expiration in June 2007 of our existing distribution agreement with Fukuda Denshi. The Option to Distribute agreement also provided that the terms of a new distribution agreement to be negotiated by us and Medtronic would be substantially similar to the terms of the existing distribution agreement with Fukuda. Under the Option to Distribute agreement, we were granted the right to terminate the agreement in the event that prior to December 31, 2006, we first consummated an initial public offering of shares of our common stock or sold all or substantially all of our assets, and pay Medtronic a $2.0 million termination fee.

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

13. Subsequent Events

In January 2009, we paid all principal and interest outstanding under the Loan and Security Agreement assumed in our acquisition of Axsun totaling $153,000 representing the principal balance of $151,000 plus accrued interest.

In January 2009, LightLab Imaging Inc. (“LightLab”), filed a complaint against Volcano and Axsun, in the Superior Court of Massachusetts, Suffolk County, seeking injunctive relief and unspecified damages. LightLab is a wholly owned subsidiary of Goodman, our distributor of IVUS and FM products in Japan and LightLab develops and sells OCT products for cardiovascular imaging and other medical uses. LightLab’s complaint alleges that Volcano interfered with LightLab’s development and supply agreement with Axsun. After a hearing held in January 2009, the Superior Court issued a preliminary injunction against Axsun and Volcano, that among other things, prohibits Volcano from using Axsun tunable lasers in Volcano’s OCT products under development. A hearing was held on March 6, 2009 to reconsider the preliminary injunction and we are currently awaiting the judge’s ruling. Due to the preliminary nature of the litigation we are not able to make a reliable estimate of the range of possible loss, if any, and no loss reserves have been recorded related to the complaint in our financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2008, such disclosure controls and procedures were effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2008. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Management did not include the internal controls of Axsun Technologies, Inc., which is included in the 2008 consolidated financial statements of Volcano Corporation and constituted $26,147,000 and $43,000 of total and net assets, respectively, as of December 31, 2008 and $578,000 and $38,000 of revenues and net income, respectively, for the year then ended. Based on our assessments and those criteria, management determined that the Company maintained effective internal control over financial reporting at December 31, 2008.

Attestation Report of the Registered Public Accounting Firm

Ernst & Young LLP, our independent registered public accounting firm that has audited our consolidated financial statements included herein, has issued an attestation report on our internal control over financial reporting, which report is included under Item 8 of this Annual Report on Form 10-K.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Board of Directors of the Registrant

Volcano’s Board of Directors is divided into three classes. Each class has a three-year term. Vacancies on the Board of Directors may be filled only by the affirmative vote of a majority of the remaining directors. A director elected by the Board of Directors to fill a vacancy in a class, including a vacancy created by an increase in the number of directors, shall serve for the remainder of the full term of that class and until the director’s successor is elected and qualified. Volcano’s Board of Directors presently has seven members and there is one vacancy. There are no family relationships, of first cousin or closer, among our directors and executive officers by blood, marriage, or adoption. The following is a brief biography of each of our current directors, as of March 1, 2009:

Class III Directors Whose Term Expires at the 2009 Annual Meeting of Stockholders

R. Scott Huennekens

R. Scott Huennekens, age 44, has served as Volcano’s President and Chief Executive Officer and as a member of Volcano’s Board of Directors since April 2002. From January 2000 to March 2002, Mr. Huennekens served as the President and Chief Executive Officer of Digirad Corporation, a medical imaging company. Mr. Huennekens holds a B.S. in Business Administration from the University of Southern California and an M.B.A. from Harvard Business School.

Lesley H. Howe

Lesley H. Howe, age 64, has served as a member of Volcano’s Board of Directors since October 2005. From December 2001 until May 2007, he served as Chief Executive Officer at Consumer Networks LLC, an Internet marketing and promotions company. Mr. Howe currently serves on the Board of Directors of Jamba, Inc., an owner and operator of fresh juice and smoothie retail stores, P.F. Chang’s China Bistro, Inc., an owner and operator of restaurants, and NuVasive, Inc., a medical technology company. From July 1967 to September 1997, Mr. Howe held several positions at KPMG Peat Marwick LLP, an international auditing and accounting firm, and served as area managing partner/managing partner of their Los Angeles office from May 1994 to September 1997. Mr. Howe holds a B.S. in Accounting from the University of Arkansas and is a certified public accountant.

Ronald A. Matricaria

Ronald A. Matricaria, age 66, has served as a member of Volcano’s Board of Directors since October 2005. He served as Chairman of St. Jude Medical, Inc. from January 1995 to December 2002, and as President and Chief Executive Officer from April 1993 to May 1999. Mr. Matricaria currently serves on the boards of directors of Life Technologies Corporation, formerly known as Invitrogen Corporation, a life sciences company, and Hospira, Inc., a specialty pharmaceuticals company. He is also Trustee emeritus of the University of Minnesota Foundation. Mr. Matricaria holds a bachelor’s degree from the Massachusetts College of Pharmacy and was awarded an honorary doctorate degree in Pharmacy in recognition of his contribution to the practice of pharmacy.

Class I Directors Whose Term Expires At the 2010 Annual Meeting of Stockholders

Kieran Gallahue

Kieran T. Gallahue, age 45, has served as a member of Volcano’s Board of Directors since July 2007. Since January 2008, Mr. Gallahue has served as Chief Executive Officer and a director of ResMed Inc., a publicly-traded developer, manufacturer and marketer of products for the treatment of sleep-disordered breathing and other respiratory disorders. Since September 2004, Mr. Gallahue has served as President (ResMed Global) of

ResMed Inc. From January 2003 to September 2004, Mr. Gallahue served as President and Chief Operating Officer (ResMed Americas) of ResMed Inc. From 1997 to 2003, Mr. Gallahue served in various capacities with Nanogen, Inc., a DNA research and medical diagnostics company, including as President, Chief Financial Officer and Vice President of Strategic Marketing. Prior to 1997, he held a variety of sales, marketing and financial roles at Instrumentation Laboratory, Procter & Gamble and the General Electric Company. Mr. Gallahue holds a B.A. from Rutgers University and an M.B.A. from Harvard Business School.

Alexis V. Lukianov

Alexis V. Lukianov, age 53, has served as a member of Volcano’s Board of Directors since December 2007. Since July 1999, Mr. Lukianov has served NuVasive, Inc. as its President and a director, and since February 2004, Mr. Lukianov has served as Chairman of the Board and Chief Executive Officer of NuVasive, Inc. NuVasive, Inc. is a publicly-traded medical device company focused on the design, development and marketing of products for the surgical treatment of spine disorders. From April 1996 to April 1997, Mr. Lukianov was a founder of and served as Chairman of the Board and Chief Executive Officer of BackCare Group, Inc., a spine physician practice management company. From January 1990 to October 1995, Mr. Lukianov held a variety of senior executive positions including President with Medtronic Sofamor Danek, Inc., a developer and manufacturer of medical devices to treat disorders of the cranium and spine, and a subsidiary of Medtronic, Inc., a publicly-traded medical technology company. Mr. Lukianov also serves on the boards of California Health Institute, BIOCOM, Medical Device Manufacturers Association and Ophthonix, Inc., a privately-held company focused on vision correction technology.

John Onopchenko

John Onopchenko, age 50, rejoined Volcano’s Board of Directors in June 2007. He is a founder and Managing Director of Synergy Life Science Partners, L.P., a venture capital firm. From 2000 to 2006, Mr. Onopchenko was Vice President, Venture Investments, with Johnson & Johnson Development Corporation, and served as a member of Volcano’s Board of Directors from 2002 to 2006. From 1996 to 1999, he served as Vice President and a member of the board of directors of Advanced Sterilization Products, a division of Johnson & Johnson. Mr. Onopchenko serves on the boards of directors of various private companies in the healthcare and life sciences industry. Mr. Onopchenko holds a masters degree in Business from the University of Chicago, Graduate School of Business and a B.S. from Ursinus College.

Class II Directors Whose Term Expires at the 2011 Annual Meeting of Stockholders

Connie R. Curran, RN, Ed.D.

Connie R. Curran, RN, Ed.D., age 61, has served as a member of Volcano’s Board of Directors since April 2007. She is currently the President of Curran Associates, a healthcare consulting company. From September 2003 to July 2006, Dr. Curran served as the Executive Director of C-Change, formerly the National Dialogue on Cancer, a health advocacy organization. From February 2002 until September 2003, Dr. Curran engaged in various consulting activities. From 1995 to 2000, Dr. Curran served as President and Chief Executive Officer of CurranCare, LLC, a healthcare consulting company. Upon the acquisition of CurranCare by Cardinal Health Consulting Services, a consulting company with expertise in surgical services, hospital operations and case management and home care, in November 2000, Dr. Curran served as the President of Cardinal Health Consulting Services until February 2002. Dr. Curran currently serves on the boards of directors at Hospira, Inc., a specialty pharmaceuticals company, and DeVry Inc., an education company. Dr. Curran holds a master’s degree in medical-surgical nursing from DePaul University, a doctorate in educational psychology from Northern Illinois University and is also a graduate of the Harvard Business School program for company owners and presidents.

Executive Officers of the Registrant

The names and business experience of Volcano’s executive officers who are not also a director of Volcano are set forth below, as of March 1, 2009:

Name	Age	Position
John T. Dahldorf	52	Chief Financial Officer and Secretary
Vincent J. Burgess	44	Group President, Advanced Imaging Systems
John F. Sheridan	53	Executive Vice President of Research and Development and Operations
Jorge J. Quinoy	54	Executive Vice President, Global Sales
Michel E. Lussier	52	President of Volcano Europe and Clinical and Scientific Affairs
David Sheehan	45	Executive Vice President

John T. Dahldorf

John T. Dahldorf has served as Volcano’s Chief Financial Officer and Secretary since July 2003. From March 2002 to December 2002, Mr. Dahldorf served as Co-Chief Executive Officer of Digirad Corporation, a medical imaging company, where he also served as the Chief Financial Officer from November 2001 to December 2002. From March 1999 to November 2001, Mr. Dahldorf served as the Finance Director of Arrow Electronics, Inc., a distributor of electronic components and computer products. Mr. Dahldorf holds a B.B. in Finance and an M.B.A. from Western Illinois University.

Vincent J. Burgess

Vincent J. Burgess was appointed Group President, Advanced Imaging Systems in January 2009 and has served as Volcano’s Vice President of Business Development and Marketing since August 2002. From May 1994 to June 2002, Mr. Burgess served as Vice President of Sorrento Associates, Inc., which is the general partner of Sorrento Ventures, a venture capital firm. Mr. Burgess holds a B.S. in Business Administration from the University of Southern California and an M.B.A. from the University of California, Los Angeles.

John F. Sheridan

John F. Sheridan has served as Volcano’s Executive Vice President of Research and Development and Operations since November 2004. From May 2002 to May 2004, Mr. Sheridan served as Executive Vice President of Operations at CardioNet, Inc., a medical technology company. From March 1998 to May 2002, he served as Vice President of Operations at Digirad Corporation, a medical imaging company. Mr. Sheridan holds a B.S. in Chemistry from the University of West Florida and an M.B.A. from Boston University.

Jorge J. Quinoy

Jorge J. Quinoy has served as Volcano’s Executive Vice President, Global Sales, since December 2008. From July 2003 to December 2008, Mr. Quinoy served as Vice President of Global Sales. From August 2001 to July 2003, Mr. Quinoy served as the Vice President of Sales for Jomed, Inc., a medical technology company. From January 2001 to August 2001, Mr. Quinoy served as the Vice President of Sales for Altiva Corporation, a medical technology company. From 1999 to 2000, Mr. Quinoy served as Vice President of Sales for Medtronic AVE, Inc. Mr. Quinoy holds a B.S. in Public Relations and Marketing from the University of Florida.

Michel E. Lussier

Michel E. Lussier has served as President of Volcano Europe and Clinical and Scientific Affairs since July 2007 and has served as Managing Director of Volcano Europe since March 2006. From July 2002 to March 2006, Mr. Lussier served as Volcano’s Vice President, General Manager of Europe, Africa and Middle

East Operations. In February 2002, Mr. Lussier founded MedPole S.A./ N.V., a European distribution incubator for medical device start up companies located in Brussels. From October 1998 to January 2002, Mr. Lussier served as the Vice President and General Manager, Europe of Novoste Corp., a medical technology company. Mr. Lussier holds a B.S. in Electrical Engineering and an M.S. in Biomedical Engineering from the University of Montreal and an M.B.A. from INSEAD.

David M. Sheehan

David M. Sheehan has served as Executive Vice President since June 2008. Prior to joining Volcano, from April 2005 to May 2008 he was a consultant and Chief Executive Officer for various start-up companies including Petritech, Inc., a materials company and VOZ Sports, Inc., a communications company. From March 2002 to April 2005 he served as the President and Chief Executive Officer of Digirad Corporation, a maker of cardiac imaging equipment and from September 2000 to March 2005, the President of Digirad Imaging Solutions, Inc., a wholly owned subsidiary of Digirad Corporation. From May 1999 to September 2000, Mr. Sheehan served as the President and Chief Executive Officer of Rapidcare.com, an e-healthcare company. From May 1997 to May 1999, Mr. Sheehan served as Vice President of Sales & Marketing for a division of Baxter Healthcare Corporation which provided cardiopulmonary services to hospitals. From July 1991 to May 1997, Mr. Sheehan worked at Haemonetics Corporation, a supplier of blood processing services and equipment, in various sales, marketing, and business development positions. Mr. Sheehan received a B.S. in mechanical engineering from Worcester Polytechnic Institute and an M.B.A. from the Tuck School of Business at Dartmouth College.

Changes to Procedures for Stockholders to Recommend Nominees to the Board of Directors

There were no material changes made during fiscal 2008 to the procedures by which stockholders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors maintains a standing Audit Committee, which monitors and oversees Volcano’s corporate accounting and financial reporting processes and audits of Volcano’s financial statements. Three directors currently comprise the Audit Committee: Mr. Howe, Mr. Gallahue and Dr. Curran. Mr. Howe serves as chairperson of the Audit Committee. Volcano’s Board of Directors has determined that all members of Volcano’s Audit Committee meet the independence requirements of Rule 10A-3 of the Securities Exchange Act of 1934 and NASDAQ listing standards with respect to audit committee members. Volcano’s Board of Directors has also determined that Mr. Howe qualifies as an “audit committee financial expert” within the meaning of SEC regulations and NASDAQ listing standards. In making this determination, our Board of Directors considered the nature and scope of experience Mr. Howe has had with reporting companies as a certified public accountant and his employment in the audit and accounting sector with KPMG Peat Marwick LLP.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Volcano’s directors, executive officers and holders of more than 10% of a registered class of Volcano equity securities to file reports with the SEC regarding their ownership and changes in ownership of Volcano stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish Volcano with copies of all Section 16(a) forms they file.

To Volcano’s knowledge, based solely on a review of the copies of such reports furnished to Volcano and written representations that no other reports were required, during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that a Form 4 for Mr. Bergheim, a former director who resigned effective January 1, 2009, to reflect a distribution-in-kind of common stock in April 2008 from each of two entities affiliated with Mr. Bergheim, was filed late on July 28, 2008.

Code of Business Conduct and Ethics

Volcano has adopted the Volcano Corporation Code of Business Conduct and Ethics applicable to all of Volcano’s officers, directors, employees and consultants, including its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. The Code of Business Conduct and Ethics is available in the “Investor Relations-Governance” section of Volcano’s website at http://www.volcanocorp.com. If Volcano makes any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director, Volcano will promptly disclose the nature of the amendment or waiver on its website, or as otherwise required by applicable law, rules or regulations.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

This section discusses the material principles underlying our overall executive compensation policies and practices and our decisions regarding executive compensation during 2008, as well as the most important factors relevant to an analysis of these policies, practices and decisions. Our Compensation Discussion and Analysis provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our named executive officers (as described in the section entitled “Summary Compensation Table” below) and places in perspective the data presented in the tables and other quantitative information that follows this section.

General Philosophy

The compensation of our named executive officers is designed to provide a competitive mix of compensation elements, to attract, as needed, individuals with the skills necessary for us to achieve our business plan and team goals, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above our expectations. Our executive officers’ compensation for 2008 has three primary components—salary, a cash incentive bonus or, with respect to Jorge J. Quinoy, our Executive Vice President, Global Sales, a sales commission plan for 2008, and Long-Term Incentive Compensation. In addition, we provide our executive officers with benefits that are generally available to our salaried employees.

Our executive officers’ total compensation is determined based on the performance of the company, including annual revenue growth, performance to plan and execution of individual, team and corporate-wide strategic initiatives. Base salaries are typically determined at the beginning of the fiscal year. The Compensation Committee establishes the base salary of each of our executive officers at a level it believes enables us to hire and retain highly qualified individuals and rewards satisfactory individual performance and a satisfactory level of contribution to the respective individuals’ team goals and our overall business goals. The Compensation Committee’s assessment of the company’s and individuals’ performance in the previous fiscal year also impacts base salary decisions for the following year. The Compensation Committee also reviews and takes into account the base salaries paid by other comparable publicly traded companies—companies with which we believe we compete for talent. These “peer group” companies, which are described in the section entitled “Compensation Committee Processes and Procedures” below, are comprised of representative medical device and medical equipment and supply companies similar to Volcano based on market capitalization and revenues. The Compensation Committee designed the cash incentive bonuses to focus our executive officers on achieving key operational and/or financial objectives within a yearly time horizon. We use stock-based awards to reward long-term performance; these stock-based awards are intended to produce significant value for each executive officer if our performance is outstanding and if the executive officer has an extended tenure with us.

We designed the cash incentive bonuses to focus our executive officers on achieving key operational and/or financial objectives, which we refer to as our “key factors of success”, within a yearly time horizon. In the first quarter of each fiscal year, our management establishes a pool for cash bonuses in conjunction with the preparation of its annual operating budget. The pool is presented to, and, subject to its review and revision, approved by, the Board of Directors. The key factors for success are established and then presented to the Compensation Committee by management for review and revision, and then submitted to the full Board of Directors for approval. Cash bonus awards are tied to our executives’ contributions to the achievement of the key factors for success and the bonus pool may be adjusted upward or downward based on variances between actual performance and the annual operating budget established and approved by the Board of Directors in the first quarter of each year. Any such change in the cash bonus pool is approved by the Board of Directors. Actual bonuses are based on the Compensation Committee’s assessment after the end of the fiscal year of the extent to which our executives contributed to achieving our key factors for success for the year.

Evolution of Our Compensation Strategy

Our compensation strategy is necessarily tied to our stage of development. Accordingly, the specific direction, emphasis and components of our executive officer compensation program continue to evolve in parallel with the evolution of our business strategy. For example, as described below, in February 2008, as part of our annual equity compensation grant process, the Compensation Committee determined that restricted stock units, or RSUs, would be granted to certain of our key employees, in addition to stock option grants. Our Compensation Discussion and Analysis reflects these, and will in the future reflect other, evolutionary changes to our executive compensation structure, as applicable.

Role of Our Compensation Committee in Setting Executive Officer Compensation

The Compensation Committee has overall responsibility in reviewing, evaluating, approving, administering and interpreting our executive compensation and benefit policies, programs and plans, including our equity compensation plans. Our Compensation Committee has the full power and authority to, among other things, evaluate our President and Chief Executive Officer, other executive officers and directors, make decisions with respect to corporate goals and objectives relevant to our President and Chief Executive Officer’s compensation, make decisions with respect to the compensation of all of our other executive officers and review and approve for each executive officer:

•	annual base salary level;

•	annual incentive opportunity level;

•	long-term incentive opportunity level;

•	commission level, if applicable;

•	employment agreements, severance agreements and change in control provisions/agreements; and

•	any special or supplemental benefits.

Our Compensation Committee is appointed by our Board of Directors, and consists entirely of directors who are “outside directors” for purposes of Section 162(m) of the Code and “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act. Three directors currently comprise the Compensation Committee: Dr. Curran, Mr. Matricaria and Mr. Lukianov. Dr. Curran currently serves as chairperson of the Compensation Committee. All members of Volcano’s Compensation Committee are independent (as independence is currently defined in Rule 4200(a)(15) of the NASDAQ listing standards).

Compensation Committee Processes and Procedures. Typically, the Compensation Committee meets at least quarterly and with greater frequency if necessary. The agenda for each meeting is usually developed by the Chair of the Compensation Committee, in consultation with the Chief Executive Officer and Vice President, Global Human Resources. The Compensation Committee meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, provide financial or other background information or advice or otherwise participate in Compensation Committee meetings. The Chief Executive Officer may not participate in or be present during any deliberations or determinations of the Compensation Committee regarding his compensation. The charter of the Compensation Committee grants the Compensation Committee full access to all books, records, facilities and personnel of Volcano, as well as authority to obtain, at the expense of Volcano, advice and assistance from internal and external legal, accounting or other advisors and consultants and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties. In particular, the Compensation Committee has the sole authority to retain compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms.

The Compensation Committee retained the services of DolmatConnell & Partners as independent compensation consultants since January 2007. As part of its engagement, DolmatConnell & Partners assists the Compensation Committee in:

•	evaluating the efficacy of Volcano’s existing compensation strategy and practices in supporting and reinforcing Volcano’s long-term strategic goals; and

•	refining Volcano’s compensation strategy and developing and implementing an executive compensation program to execute that strategy.

At the request of the Compensation Committee, DolmatConnell & Partners conducted individual interviews with members of the Compensation Committee and senior management to learn more about Volcano’s business operations and strategy, key performance metrics and strategic goals, as well as the labor markets in which Volcano competes. In January 2007 and August 2007, DolmatConnell & Partners reviewed the competitiveness and structure of our executive officers’ and Board of Directors’ compensation programs to ensure that the levels of compensation were appropriately positioned to attract and retain senior management and non-employee directors. In February 2008, the Compensation Committee retained DolmatConnell & Partners to review the competitiveness and structure of our Long-Term Incentive Compensation. In January 2007, DolmatConnell & Partners was also requested by the Compensation Committee to develop a peer group of companies as a representative medical device and medical equipment and supplies industry group similar to Volcano based on market capitalization and revenues, and to perform analyses of competitive performance and compensation levels for that peer group. In particular, companies were selected based on the most recent four quarters revenue range of approximately $75 million to $300 million, and status as a U.S.-based non-subsidiary, publicly traded company in the medical device and medical equipment and supplies industry group. The peer group developed by DolmatConnell & Partners in January 2007, which was used as a primary means of comparing 2008 executive compensation, was comprised of the following 20 companies:

AngioDynamics, Inc.	Aspect Medical Systems, Inc.	Atrion Corp.

Cardiac Science Corp.	Cholestech Corporation	CryoLife, Inc.

Cyberonics, Inc.	Digirad Corp	ev3, Inc.

FoxHollow Technologies, Inc.	ICU Medical, Inc.	I-Flow Corp.

Kensey Nash Corporation	LifeCell Corp.	Merit Medical Systems, Inc.

NuVasive, Inc.	Possis Medical, Inc	SonoSite, Inc.

Thoratec Corp.	United Therapeutics Corp.

The Compensation Committee periodically reassesses the previously developed peer group in order to ascertain whether any changes to the companies are appropriate for inclusion in the peer group. In February 2008 and in February 2009, in consultation with DolmatConnell & Partners, the Compensation Committee revised our list of peer group companies, to reflect subsequent changes in the industry and to ensure that the list provides a current and useful comparison of peer group companies.

Under its charter, the Compensation Committee may form, and delegate authority to, subcommittees, as appropriate. In 2007, the Compensation Committee formed a Stock Option Committee, currently composed of R. Scott Huennekens, our President and Chief Executive Officer, and John T. Dahldorf, our Chief Financial Officer, to which it delegated authority to grant, without any further action required by the Compensation Committee, stock options and other equity-based awards to employees who are not executive officers of Volcano. The purpose of this delegation of authority is to enhance the flexibility of administration within Volcano and to facilitate the timely grant of equity-based awards to non-executive officer employees, particularly new employees, within specified limits approved by Volcano’s Board of Directors or Compensation Committee.

Historically, the Compensation Committee has generally made adjustments to annual compensation, determined bonus and equity-based awards and reviewed, subject to the approval of the full Board of Directors, new performance objectives at one or more meetings held during the first quarter of the year. However, the Compensation Committee also considers matters related to individual compensation, such as compensation for new executive hires, as well as high-level strategic issues, such as the efficacy of Volcano’s compensation strategy, potential modifications to that strategy and new trends, plans or approaches to compensation, at various meetings throughout the year. Generally, the Compensation Committee’s process is comprised of two related elements: the determination of compensation levels and the approval of performance objectives for the current year. For executives other than the Chief Executive Officer, the Compensation Committee solicits and considers evaluations and recommendations submitted to the Committee by the Chief Executive Officer. In the case of the Chief Executive Officer, the evaluation of his performance is conducted by the Compensation Committee, which determines any adjustments to his compensation consistent with the provisions of his employment agreement, as well as awards to be granted. For all executives, as part of its deliberations, the Compensation Committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, total compensation that may become payable to executives in various hypothetical scenarios, executive and director stock ownership information, company stock performance data, analyses of historical executive compensation levels and current company-wide compensation levels, and recommendations of the Compensation Committee’s compensation consultant, including analyses of executive compensation paid at other comparative companies identified by the consultant. This review by the Compensation Committee occurred in August 2007, February 2008 and February 2009.

Compensation Committee meetings typically have included, for all or a portion of each meeting, not only the committee members but also our President and Chief Executive Officer and our Chief Financial Officer. For compensation decisions, including decisions regarding the grant of equity compensation relating to executive officers (other than our President and Chief Executive Officer), the Compensation Committee typically considers the recommendations of our President and Chief Executive Officer, and our President and Chief Executive Officer participates in our Compensation Committee’s deliberations with respect to the compensation of other executive officers. Our President and Chief Executive Officer did not participate in the determination of his own compensation, nor did he participate in deliberations with respect to his compensation in 2008. The specific determinations of the Compensation Committee with respect to executive compensation for fiscal 2008 are described in greater detail below.

Components of Our Executive Officer Compensation

Our executive officer compensation program for 2008 consists of three principal components: base salary, annual cash bonuses, and, with respect to Jorge J. Quinoy, a sales commission plan for 2008, and Long-Term Incentive Compensation. The Compensation Committee views the three components of our executive officer compensation as related but distinct. Although the Compensation Committee does review total compensation, the Compensation Committee does not believe that increases or decreases in the value of stock-based equity awards previously granted should significantly impact the determination of current levels of cash or equity based compensation. The Compensation Committee determines the appropriate level for each compensation component based in part, but not exclusively, on its view of internal equity and consistency, individual performance and other information it deems relevant. The Compensation Committee believes that stock-based awards, such as stock options and RSUs are the primary motivator in attracting and retaining executives, and that salary and cash incentive bonuses are secondary considerations. Except as described below, the Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation. This is due to the small size of our executive team and the need to tailor each executive officer’s compensation package to attract and retain that executive officer.

Base Salaries. R. Scott Huennekens, our President and Chief Executive Officer, and John T. Dahldorf, our Chief Financial Officer, each entered into an employment agreement with us in February 2006 that provides for an initial base salary, subject to annual increases determined by the Board of Directors or the Compensation Committee. The employment agreements for each of Messrs. Huennekens and Dahldorf were subsequently amended in February 2008 to clarify the manner in which the respective agreements comply with recent changes to applicable tax laws and to reflect their respective current rate of base salary and target bonus in 2008. Jorge J. Quinoy entered into an employment agreement with us in December 2008 that reflects his current rate of base salary, subject to annual increases determined by the Board of Directors or the Compensation Committee. We entered into this new employment agreement with Mr. Quinoy to provide a compensation package that rewards his individual performance, achievement of the company’s goals and to remain competitive with peer companies within our industry. Michel E. Lussier entered into a Managing Director Agreement with us in March 2006 that provides for an initial base salary, subject to appropriate review. For all other executives, employment is “at-will” and the terms of employment are specified in formal offer letters which are extended to all executives prior to the commencement of employment.

In determining the 2008 base salaries for each named executive officer, our Compensation Committee aimed to set the base salaries at the competitive levels described below, and, with respect to annual increases, to provide increases that are linked to individual performance and benchmarked relative to the peer group companies and the market survey reviewed by our Compensation Committee. Generally, executive salaries are retroactively adjusted effective January 1st of each year.

In August 2007 and February 2008, the Compensation Committee reviewed whether our named executive officer base salary levels were generally competitive and appropriate, and determined that the base salary levels of our named executive officers should be increased to remain competitive with peer group company and industry market conditions as well as to provide for a merit increase to reflect individual performance in 2007. In establishing our executive officers’ base salaries, the Compensation Committee also reviewed each named executive officers’ then current salary, salary history, past experience and achievement of individual, team and company goals, changes in functional responsibilities and duties during the year, as well as general economic factors. In addition, the base salaries of our named executive officers were determined, in part, based on market data from DolmatConnell & Partners compiled from our peer group. The Compensation Committee uses a market composite prepared by DolmatConnell & Partners to evaluate the competitiveness of total compensation provided to our executive officers. Generally, the Compensation Committee targets between the 25th and 50th percentile of our peer group companies in establishing the base salaries of our executive officers, such that total cash compensation, including annual cash bonuses, is approximately at the 50th percentile of our peer group companies. For 2008, except as described below, the Compensation Committee approved annual merit increases to our named executive officers of approximately 3%, which is comparable to annual merit increases of approximately 4% at comparable companies, based on our review of market data.

Following the review described above, in February 2008, our Compensation Committee approved annual merit increases to the base salary for Messrs. Dahldorf, Burgess, Lussier, Quinoy and Sheridan by approximately 3%, 17%, 3%, 4% and 3%, respectively, from their 2007 base salaries. Mr. Burgess’ base salary increase in 2008 was larger than increases to the other named executive officers, based on the Compensation Committee’s consideration of his individual performance in 2007 and its determination that in order to retain Mr. Burgess, he would need to be compensated at a comparable base salary level as our other vice-president level officers and officers at our peer group companies with comparable responsibilities. Effective in December 2008, in connection with the terms of the employment agreement we negotiated with Mr. Quinoy, Mr. Quinoy’s base salary for 2008 was further increased to $300,000, reflecting a total increase of 20% from his 2007 base salary, based on the Compensation Committee’s consideration of his individual performance in 2007, a promotion to Executive Vice President, Global Sales, and its determination that it was necessary in order to retain Mr. Quinoy. In determining Mr. Lussier’s base salary, the Compensation Committee took into consideration the base salaries paid to executives serving in comparable positions in comparable companies in Europe. In 2008, the base salary for Mr. Lussier, President of Volcano Europe and Clinical and Scientific Affairs, was set at $386,778, which reflects the conversion of Mr. Lussier’s salary from Euros at the average exchange rate for 2008.

The Compensation Committee met in an executive session, during which no officers were present, to review and approve Mr. Huennekens’ annual merit increase for 2008. Mr. Huennekens’ base salary for 2008 was increased by approximately 11%, which reflects the Compensation Committee’s evaluation of Mr. Huenneken’s performance in the previous year and review of base salaries paid to comparable officers at our peer group companies.

The 2008 base salaries actual earned, in dollars, as compared to the 2007 base salaries in dollars, for our named executive officers, is as follows:

Executive Officer	2008 Base Salary		Percentage Increase from 2007 Base Salary
R. Scott Huennekens	$400,000		11%
John T. Dahldorf	$265,000		3%
Vincent J. Burgess	$265,000		17%
Michel E. Lussier	$395,743		2	%(1)
Jorge J. Quinoy	$260,115	(2)	4%
John F. Sheridan	$245,000		3%

(1)	Percentage increase from 2007 base salary reflects the increase in salary measured in Euros.

(2)	In February 2008, the Compensation Committee approved an increase of approximately 3% to Mr. Quinoy’s annual base salary to $257,500, effective January 1, 2008. Subsequently, Mr. Quinoy entered into an employment agreement with us, effective December 10, 2008, which reflected his updated annual base salary of $300,000, which was prorated for the remaining year. The amount in the table above reflects the base salary that Mr. Quinoy actually earned in 2008, which represents an increase of approximately 4% to Mr. Quinoy’s 2007 annual base salary.

In February 2009, the Compensation Committee followed a similar process as in August 2007 and February 2008 to determine whether our named executive officer base salary levels were generally competitive and appropriate, and, after reviewing the peer group data compiled by DolmatConnell & Partners, as updated in February 2009, and, in consultation with Mr. Huennekens and Mr. Dahldorf (with respect to other named executive officers) with regards to individual performance, determined that the base salary levels of our named executive officers should be increased to remain competitive with peer group company and industry market conditions as well as to provide for a merit increase to reflect individual performance in 2008.

Annual Cash Bonuses. Annual cash bonuses are designed to align our executive officers’ pay with overall company financial performance and provide a reward based on the achievement of, or contributions to, specifically identified corporate and individual performance objectives. At the beginning of each year, the Compensation Committee and Board of Directors establish performance objectives intended to reflect company achievements that are significant and critical value drivers and that they believe can reasonably be achieved in the applicable bonus year. As described below, for 2008, in lieu of an annual cash bonus, Mr. Quinoy is eligible to receive sales commissions, pursuant to his sales commission plan.

Key Factors for Success

In February 2008, Mr. Huennekens and other officers of the Company established the goals and objectives for 2008, which we refer to as the key factors for success. In establishing the key factors for success, our executive management met with department heads to determine stretch targets for each department to be included in the company’s operating plan for 2008, considered macroeconomic factors and trends and discussed other matters that would contribute positively to the company’s business and growth. Actual cash incentive bonuses awarded to our executive officers for 2008 are based on the Compensation Committee’s assessment after the end of the fiscal year of the extent we achieved our annual key factors for success, which include company-wide and departmental or functional area goals and objectives, as well as individual performance contributing to the achievement of such goals and objectives. In February 2008, Mr. Huennekens presented to the Compensation Committee for its review and revision, and the Board of Directors for its approval, these key factors for success, which consist of:

•	achievement of annual revenue, cost and gross margin and operating income targets;

•	timely and successful release of new products and product enhancements;

•	establishment and successful integration of strategic partnerships, collaborations and acquisitions;

•	facilitation of ongoing clinical activities and regulatory approvals;

•	implementation and effectiveness of product and market expansion strategies;

•	achievement of direct sales force strategy, focus and expansion in Japan, Europe, the United States and other key markets; and

•	maintenance of positive corporate culture, retention and hiring and improving patient care.

As compared to 2007, the key factors for success in 2008 reflect performance objectives that the Compensation Committee and Board of Directors believed would have a positive impact on future company performance and would reasonably be achieved in 2008, including achieving financial objectives per budget, preparing for new product launches and meeting product development timelines, expanding market share of existing businesses and driving market growth in current markets, integrating CardioSpectra, Inc. and its Optical Coherence Tomography (OCT) product line and technology into existing Volcano products, executing expansion strategies in key domestic and international markets and maintaining Volcano’s positive corporate culture and improving patient care. In February 2008, the key factors for success for 2008 were approved by our Board of Directors in conjunction with the approval of our 2008 annual operating budget. The annual operating budget includes a discretionary bonus pool from which executive, director and management level bonuses are paid. The bonus pool was established based on a percentage increase over the prior year and based on growth in revenue. In February 2009, the Compensation Committee reviewed with our management the extent to which each of the 2008 key factors for success had been achieved, and the contributions of our executives to such achievement. We do not assign specific weights to the key factors for success and, instead, the Compensation Committee determines each eligible individual’s annual cash incentive bonus based on a quantitative and qualitative review of each key factor for success, including individual performance in achieving such goals and objectives.

The Compensation Committee in February 2009 determined that Volcano had met or exceeded the 2008 key factors for success approved by the Board of Directors, with the exception of a delay to the development and regulatory approval timeline for a product line, and an increase in related commercialization costs. In particular, the Compensation Committee weighted as highly significant achieving our annual revenue, gross margin and operating income targets, successfully introducing planned key products and making significant improvements to existing products, successfully completing the Novelis Inc., Axsun Technologies, Inc., and Impact Medical Technologies, LLC strategic acquisitions, achieving clinical studies enrollment targets and clinical study publication efforts, achieving strategic expansion initiatives and successfully executing our sales force strategy, including expansion in key markets. The Compensation Committee also took into account improvements in our organizational development, including integration of key hires, and other initiatives to position the company for success in 2008 and beyond.

Individual Cash Bonus Determinations

Annual cash incentive bonuses for Mr. Huennekens and Mr. Dahldorf are established as part of their respective individual employment agreements, each of which were entered into in February 2006 and amended in February 2008. For 2008, the target cash incentive bonus amount provided for each of Mr. Huennekens and Mr. Dahldorf were as follows:

•	R. Scott Huennekens, President and Chief Executive Officer: 100% of base salary

•	John T. Dahldorf, Chief Financial Officer and Secretary: 40% of base salary

For 2008, Mr. Huennekens and Mr. Dahldorf earned an annual base salary of $400,000 and $265,000, respectively. Each of their employment agreements provide that these target cash incentive bonus percentages shall be reviewed annually by our Board of Directors or the Compensation Committee and, in its sole discretion, may be adjusted upward. Mr. Huenneken’s target cash incentive bonus was set at 100% of base salary for 2008, reflecting the Compensation Committee’s belief of the continued importance of Mr. Huenneken’s performance to the company’s success.

In February 2009, following review by the Compensation Committee of the achievement of the 2008 key factors for success, including the individual contribution of each individual, the Compensation Committee awarded Mr. Huennekens a cash bonus of $440,000, representing approximately 110% of his 2008 annual base salary. In determining the cash bonus to Mr. Huennekens, the Compensation Committee specifically considered Mr. Huennekens’ role as our chief executive and his leadership in driving the achievement of the key factors for success in 2008, including implementing our business vision and strategy, executing business growth strategies, promoting leadership development initiatives and making significant contributions to the company’s positive internal and external relations.

The Compensation Committee awarded Mr. Dahldorf a cash bonus of $120,000 in February 2009, representing approximately 45% of his 2008 annual base salary. In determining the cash bonus to Mr. Dahldorf, the Compensation Committee specifically considered his management of the company’s timely financial reporting and audit processes and procedures, executing initiatives to reduce financial operational costs and increase financial operational efficiency, contributions to maintaining positive investor relations, support of business development strategies and implementation of infrastructure, business systems and human resource initiatives.

In February 2009, Mr. Burgess was awarded a cash bonus of $90,000, representing approximately 34% of his 2008 annual base salary. In determining the cash bonus to Mr. Burgess, the Compensation Committee specifically considered his overseeing significant business development, product development and product management functions in coordination with the company’s research and development and other functional departments, including leading the due diligence and negotiations for three acquisitions, successfully launching key products and product improvements, supporting existing products and sales support and promotion efforts, developing and improving the company’s U.S.-based marketing organization and his contributions to the company’s achievement of 2008 worldwide sales and operating plans for key products.

Mr. Lussier is eligible, at the discretion of the Compensation Committee, to receive a cash bonus depending on the achievement of the key factors for success, and his contributions to such achievement. In February 2009, Mr. Lussier received a cash bonus of $80,000 (which was converted and paid in Euros at the then applicable exchange rate) for his performance in 2008, representing approximately 20% of his 2008 annual base salary. Mr. Lussier’s cash bonus was based primarily on the achievement of such factors as they relate to the overall financial and corporate performance of Volcano Europe, Africa, Middle East and India, including achieving revenue targets for those markets, expanding market share of key products in those markets, implementing initiatives for sustainable growth in those markets, leading and supporting clinical studies efforts and contributing to successful execution of business development strategies in those markets.

Mr. Sheridan was awarded a cash bonus of $85,000 in February 2009, representing approximately 35% of his 2008 annual base salary. In determining the cash bonus to Mr. Sheridan, the Compensation Committee specifically considered his contributions to the achievement of 2008 production and product shipment plans, successfully integrating the supply of new products with the existing organization and systems, improving field service process and team capabilities and professionalism, implementing quality management initiatives and successfully executing regulatory and research and development strategies and efforts.

If the performance objectives that led to a bonus determination are restated, or found not to have been met to the extent originally believed by the Compensation Committee, the Compensation Committee will determine at such time whether it would be appropriate to recover bonuses from our executive officers.

In early 2009, our management established the key factors for success for 2009. In February 2009, our Board of Directors reviewed and approved such key factors for success for our fiscal year ending December 31, 2009. These performance objectives include specific objectives relating to the achievement of personal, team and company-wide performance milestones. The performance criteria were approved by our Board of Directors in conjunction with the approval of our annual operating budget. The annual operating budget includes a discretionary bonus pool from which executive, director and management level bonuses are paid. The bonus pool was established based on a percentage increase over the prior year and based on growth in revenue.

Sales Commission Plan. For 2008, the cash incentive compensation of Mr. Quinoy, our Executive Vice President, Global Sales, is comprised of sales commissions, pursuant to his sales commission plan. For 2009, the cash incentive compensation of Mr. Quinoy is established as part of his employment agreement, entered into with us in December 2008. The sales commission plan contains a two-tiered commission rate structure. An “at plan” commission rate is applied to the achievement of reported Volcano revenue up to the quotas established for Mr. Quinoy. An “over plan” commission rate is applied to the achievement of reported Volcano revenue that exceeds the “at plan” quotas established for Mr. Quinoy.

For 2008, the amount of Mr. Quinoy’s sales commission was based on total revenues generated from the sale and utilization of IVUS and FM disposable products in the U.S., Japan and Asia Pacific, Latin America and Canada, or APLAC, sales regions. In accordance with the sales commission plan, at the end of each quarter, 50% of the earned “at plan” sales commissions for such quarter were paid to Mr. Quinoy, and the remaining sales commissions, including amounts earned at the “over plan” commission rate, were paid after the fiscal year end, upon approval of the Board. Mr. Quinoy must be employed with Volcano for the entire quarter for that quarter’s earned commissions, and for the entire year to qualify for the annual commission. For 2008, Mr. Quinoy earned cash compensation of $338,300, comprised of $257,500 in base salary, $75,000 in sales commissions at the “at plan” commission rate structure and $5,800 at the “over plan” commission rate structure.

Long-Term Incentive Compensation. Stock-based awards provide our executive officers with the opportunity to build an equity interest in the company and to share in the potential appreciation of the value of our common stock. Our Compensation Committee targets approximately the 75th percentile of our peer group companies in long-term incentive compensation of our executive officers, and, as discussed above, approximately the 50th percentile of our peer group companies with respect to total cash compensation, so that the total compensation of our executive officers emphasizes and rewards long term performance. In 2007, our stock-based awards were comprised solely of stock option grants. In February 2008, as part of our annual equity compensation grant process, after review of market data provided by DolmatConnell & Partners regarding the types of equity awards granted by peer group companies, and to reduce potential dilution to our stockholders and the associated accounting expense, the Compensation Committee determined that RSUs would be granted to certain of our key employees in 2008, including to each of our named executive officers, in addition to stock option grants. In making that determination, the Compensation Committee considered that the market data indicated that most medical device and medical equipment and supplies companies are still relying on stock options but that many smaller medical device and medical equipment and supplies companies are introducing restricted stock awards into their long term incentive compensation programs and that we should do the same to remain competitive with our peer companies. Our long-term performance ultimately determines the value of stock options and RSUs, because gains from stock option exercises and RSUs are entirely dependent on the long-term appreciation of our stock price.

Each RSU represents a right to receive one share of our common stock (subject to adjustment for certain specified changes in our capital structure) upon the completion of a specified period of continued service. RSUs will generally vest 25% each year on the anniversary of the grant date, subject to the individual’s continued service through each such date, so that the award is fully vested on the fourth anniversary of the grant date.

For an initial grant, stock options generally vest 25% on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years. For subsequent grants to executive officers, the options generally vest monthly over a four-year term. We generally grant options that are exercisable immediately regardless of the vesting status of the option with the company retaining a right to repurchase exercised unvested shares at the original exercise price of the option. Stock options are granted at the fair market value of our common stock on the date of the grant. We may not grant stock options at a discount to fair market value or reduce the exercise price of outstanding stock options except in the case of a stock split or other similar event, as defined in Volcano’s equity compensation plans administered by the Compensation Committee. We do not grant stock options with a so-called “reload” feature, nor do we loan funds to executive officers to enable them to exercise stock options.

The guidelines for the number of stock-based awards for each participant under the equity compensation plans are generally determined by applying several factors to the annual base salary and performance level of each participant and then related to the approximate market price of the stock at the time of grant. In determining stock-based awards to our named executive officers in February 2008, our Compensation Committee considered each named executive officer’s position and level of responsibility, performance, as well as the competitiveness of the named executive officer’s overall compensation arrangements, including stock-based awards and anticipated option grants and RSU awards to be made to our employees. In determining these grants, our Compensation Committee’s goal was to ensure a level of incentive compensation for each named executive officer that is appropriately linked to our long-term performance and aligns our named executive officers’ performance objectives with the interests of our stockholders. The Compensation Committee also considers the recommendations of Mr. Huennekens and Mr. Dahldorf in determining stock-based award recommendations for our other executive officers.

In February 2008, our Compensation Committee approved the grant of options to purchase the following numbers of shares to the following named executive officers: Mr. Huennekens, 100,000 shares; Mr. Dahldorf, 37,500 shares; Mr. Burgess, 46,875 shares; Mr. Lussier, 22,500 shares; Mr. Quinoy, 33,750 shares; and Mr. Sheridan, 22,500 shares. All of these option grants were made at an exercise price of $12.96 per share, which was equal to the fair market value of a share of our common stock on the date of grant as determined in accordance with the provisions of our 2005 Equity Compensation Plan. Each option vests in 48 equal monthly installments from the date of grant. In addition, in February 2008, the Compensation Committee approved the grant of the following number of RSUs to the following named executive officers, with the fair value of options approximately equal to the grants of RSUs: Mr. Huennekens, 50,000 RSUs; Mr. Dahldorf, 18,750 RSUs; Mr. Burgess, 23,438 RSUs; Mr. Lussier, 11,250 RSUs; Mr. Quinoy, 16,875 RSUs; and Mr. Sheridan, 11,250 RSUs. Each of these RSUs will vest 25% each year on the anniversary of the grant date, subject to the individual’s continued service through each such date, so that the award is fully vested on the fourth anniversary of the grant date.

In January 2007, the Compensation Committee adopted a written policy for the granting of equity compensation to employees other than our Section 16 reporting officers. Under the policy “Regarding the Granting of Equity-Based Compensation Awards,” the Compensation Committee is responsible for granting equity compensation to our Section 16 reporting officers, and the policy sets forth the policies regarding the grant of equity compensation to other employees. For 2008, stock-based awards to the executive officers were granted by the Compensation Committee at its meeting in February 2008. The Stock Option Committee, comprised of our President and Chief Executive Officer and our Chief Financial Officer, has been delegated the authority by the Compensation Committee to grant options and other equity-based awards to employees that are not executive officers. The Stock Option Committee meets on the first business day of the first month of each quarter. Options are granted at the first meeting of the Stock Option Committee following the employee’s hire or promotion. Our policy is also to grant annual awards to certain key employees. The options granted by the Stock Option Committee are reported to the Compensation Committee. Options granted in 2008 were granted at the fair market value on the date of grant, which is the closing price as listed on NASDAQ Global Market on the grant date.

Other Benefits. Our U.S.-based executive officers also participate in our other benefit plans on the same terms as other employees. These plans include medical, dental, life and disability insurance. Relocation benefits also are reimbursed and are individually negotiated when they occur. Except as described below for Mr. Lussier and Mr. Quinoy, we do not provide any perquisites or other benefits to senior management. These benefits are consistent with those offered by other companies and specifically with those companies with which we compete for employees. In lieu of our standard set of benefits for our U.S.-based executive officers, Mr. Lussier receives benefits that are mandatory or customary for executives in his home country of Belgium and the European Union, including health insurance and retirement plan contributions, disability insurance, an auto allowance and a stipend intended to cover miscellaneous expenses. In addition, Mr. Lussier and our employees based in the European Union participate in benefits that are mandatory for their home countries, such as contributions to a social security fund required under Belgium law. Mr. Quinoy receives an auto allowance that is consistent and competitive with those companies with which we compete for employees.

Pension Benefits. Our named executive officers did not participate in, or otherwise receive any benefits under, any tax qualified defined pension or retirement plan sponsored by us during the year ended December 31, 2008.

401(k) Plan. We maintain a retirement savings plan, or 401(k) Plan, for the benefit of our eligible U.S. based executives and employees. Our 401(k) Plan is intended to qualify as a defined contribution arrangement under Sections 401(a), 401(k) and 501(a) of the Internal Revenue Code, or Code. Participants may elect to defer a percentage of their eligible pretax earnings each year or contribute a fixed amount per pay period up to the maximum contribution permitted by the Code. All participants’ plan contributions are 100% vested at all times. All assets of our 401(k) Plan are currently invested, subject to participant-directed elections, in a variety of mutual funds chosen from time to time by us in our capacity as plan administrator. Subject to certain governmental regulations, distribution of a participant’s vested interest may occur upon termination of employment, including by reason of retirement, death or disability. Beginning in 2008, we make contributions equal to 25% of the participant’s contributions up to a maximum of 6% of the participant’s annual salary. Contributions made by the company generally vest at a rate of 20% per year of the employee’s service, and are fully vested after five years of service.

Nonqualified Deferred Compensation. Other than the 401(k) Plan, during the year ended December 31, 2008, our named executive officers did not contribute to, or earn any amounts with respect to, any defined contribution or other plan sponsored by us that provides for the deferral of compensation on a basis that is not tax-qualified.

Employment Agreements, Change in Control Arrangements, and Other Agreements. We have formal employment agreements with Mr. Huennekens, our President and Chief Executive Officer, Mr. Dahldorf, our Chief Financial Officer and Secretary, and Mr. Quinoy, our Executive Vice President of Global Sales. We have also entered into a Managing Director Agreement with Mr. Lussier, President of Volcano Europe and Clinical and Scientific Affairs. For all other executives, employment is “at-will” and the terms of employment are specified in formal offer letters which are extended to all executives prior to the commencement of employment. Other than Messrs. Huennekens, Dahldorf, Quinoy and Lussier, none of our executive officers are entitled to any type of severance upon termination of employment. Under our option award agreements, including those agreements with each of our named executive officers, our right of repurchase shall lapse with respect to shares of our common stock issued or issuable upon the exercise of stock options upon a change in control transaction.

Mr. Huennekens’ employment agreement provides that upon a change in control (such as the acquisition by one or more persons of more than 35% of the company’s combined voting power or assets of the company equal to at least 40% of the total gross fair market value of all of the company’s assets), we must require any successor to all or substantially all of our assets or business to expressly assume Mr. Huennekens’ employment agreement. Termination of Mr. Huennekens’ employment without cause (such as failure to perform his duties, and as further described in his employment agreement) or notification of resignation for good reason (such as a material change in the character or scope of his duties or responsibilities, and as further described in his employment agreement) by Mr. Huennekens, including written notice of resignation during the sixty day period following the date which is six months after a change in control, will entitle Mr. Huennekens to severance payments, including receipt of two times his then-current base salary, a pro-rated bonus for the year in which the termination occurs, two years of continuing health care coverage and two years of non-health insurance premiums, subject to execution of a general mutual release of Volcano and Mr. Huennekens. In the event that Mr. Huennekens’ employment is terminated due to his disability, Mr. Huennekens will be entitled to certain severance payments, including receipt of his then-current base salary, a pro-rated bonus for the year in which the termination occurs, one year of continuing health care coverage and one year of non-health insurance premiums, subject to execution of a release. In the event of Mr. Huennekens’ death while employed by Volcano, Volcano will pay to Mr. Huennekens’ heirs any unpaid benefits accrued or earned pursuant to the employment agreement or Volcano’s benefit plans and programs and, subject to execution of a release, a lump sum amount, including receipt of his then-current base salary, a pro-rated bonus for the year, one year of non-health insurance premiums and one year of continuing health care coverage for his dependents. In addition, Volcano may be required to pay an additional “gross-up” amount to Mr. Huennekens to the extent such payments constitute excess parachute payments as defined in Section 280G of the Code. The employment agreement for Mr. Huennekens was amended in February 2008 to clarify the manner in which his agreement complies with recent changes to applicable tax laws and to reflect his current rate of base salary and target bonus in 2008.

Mr. Dahldorf’s employment agreement provides that upon a change in control (similarly defined as above), we must require any successor to all or substantially all of our assets or business to expressly assume Mr. Dahldorf’s employment agreement. Termination of Mr. Dahldorf’s employment without cause (similarly defined as above) or notification of resignation for good reason (similarly defined as above) by Mr. Dahldorf, including written notice of resignation during the sixty day period following the date which is six months after a change in control, will entitle Mr. Dahldorf to severance payments, including receipt of two times his then-current base salary, a pro-rated bonus for the year in which the termination occurs, two years of continuing health care coverage and two years of non-health insurance premiums, subject to execution of a general mutual release of Volcano and Mr. Dahldorf. In the event that Mr. Dahldorf’s employment is terminated due to his disability, Mr. Dahldorf will be entitled to certain severance payments, including receipt of his then-current base salary, a pro-rated bonus for the year in which the termination occurs, one year of continuing health care coverage and one year of non-health insurance premiums, subject to execution of a release. In the event of Mr. Dahldorf’s death while employed by Volcano, Volcano will pay to Mr. Dahldorf’s heirs any unpaid benefits accrued or earned pursuant to the employment agreement or Volcano’s benefit plans and programs and, subject to execution of a release, a lump sum amount, including receipt of his then-current base salary, a pro-rated bonus for the year, one year of non-health insurance premiums and one year of continuing health care coverage for his dependents. In addition, Volcano may be required to pay an additional “gross-up” amount to Mr. Dahldorf to the extent such payments constitute excess parachute payments as defined in Section 280G of the Code. The employment agreement for Mr. Dahldorf was amended in February 2008 to clarify the manner in which his agreement complies with recent changes to applicable tax laws and to reflect his current rate of base salary and target bonus in 2008.

Mr. Quinoy’s employment agreement provides that upon a change in control (similarly defined as above), we must require any successor to all or substantially all of our assets or business to expressly assume Mr. Quinoy’s employment agreement. Termination of Mr. Quinoy’s employment without cause (similarly defined as above) or notification of resignation for good reason (similarly defined as above) by Mr. Quinoy, including written notice of resignation during the sixty day period following the date which is six months after a change in control, will entitle Mr. Quinoy to severance payments, including receipt of his then-current annual base salary, a pro-rated bonus for the year in which the termination occurs, one year of continuing health care coverage and one year of non-health insurance premiums, subject to execution of a general mutual release of Volcano and Mr. Quinoy. In the event that Mr. Quinoy’s employment is terminated due to his disability, Mr. Quinoy will be entitled to certain severance payments, including receipt of his then-current base salary, a pro-rated bonus for the year in which the termination occurs, one year of continuing health care coverage and one year of non-health insurance premiums, subject to execution of a release. In the event of Mr. Quinoy’s death while employed by Volcano, Volcano will pay to Mr. Quinoy’s heirs any unpaid benefits accrued or earned pursuant to the employment agreement or Volcano’s benefit plans and programs and, subject to execution of a release, a lump sum amount, including receipt of his then-current base salary, a pro-rated bonus for the year, and one year of non-health insurance premiums and one year of continuing health care coverage for his dependents. In addition, Volcano may be required to pay an additional “gross-up” amount to Mr. Quinoy to the extent such payments constitute excess parachute payments as defined in Section 280G of the Code. The employment agreement for Mr. Quinoy also reflects his current rate of base salary, target bonus, and auto allowance in 2009.

Our wholly-owned subsidiary, Volcano Europe, entered into a Managing Director Agreement in March 2006 with Mr. Lussier, appointing him Managing Director of Volcano Europe. On July 1, 2007, Mr. Lussier was appointed as President of Volcano Europe and Clinical and Scientific Affairs. Pursuant to the agreement, Mr. Lussier was entitled to an annual salary of $349,989 (which reflects the conversion of his salary from Euros at the then applicable exchange rate) in 2008, as described above. Mr. Lussier is also eligible, at the discretion of the Compensation Committee, to receive a cash incentive bonus depending on the achievement of overall corporate goals. In addition, Mr. Lussier is entitled to certain benefits that are mandatory or customary for executives in his home country of Belgium and the European Union. In setting compensation for Mr. Lussier, the Compensation Committee considers the performance of the company and performance for Volcano Europe, including annual revenue growth, performance to plan and execution of individual and corporate-wide strategic initiatives.

Accounting and Tax Considerations. Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004). Share Based Payment, or SFAS 123(R). Under SFAS 123(R), we are required to estimate and record an expense for each award of equity compensation over the vesting period of the award. Compensation expense and tax considerations relating to the expense of stock options under SFAS 123(R) are two of the many factors considered in the determination of stock option awards.

Section 162(m) of the Code limits Volcano to a deduction for federal income tax purposes of up to $1 million of compensation paid to certain named executive officers in a taxable year. Compensation above $1 million may be deducted if it is “performance-based compensation.” Stock option awards under our equity compensation plans, to the extent a Board of Directors or a committee of the Board of Directors granting such stock awards is composed solely of “outside directors,” are performance-based compensation within the meaning of Section 162(m) and, as such, are fully deductible. To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, the Compensation Committee has not adopted a policy requiring all compensation to be deductible. The Compensation Committee intends to continue to evaluate the effects of the compensation limits of Section 162(m) and to grant compensation awards in the future in a manner consistent with the best interests of Volcano and its stockholders.

Summary Compensation Table

The following table sets forth certain summary information for the year indicated with respect to the compensation of Volcano’s principal executive officer, principal financial officer and the four other highest paid executive officers for the year ended December 31, 2008. The officers listed in the table below are referred to in this Annual Report as the “named executive officers.”

SUMMARY COMPENSATION TABLE FOR 2008, 2007 AND 2006

Name and Principal Position	Year	Salary ($)		Bonus ($)(1)		Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)		Total ($)
R. Scott Huennekens	2008	400,000		440,000		136,608	795,782	—	2,626	(5)	1,775,016
President and Chief Executive Officer	2007	360,500		360,000		—	717,455	—	—		1,437,955
	2006	350,000		175,000		—	368,763	—	—		893,763

John T. Dahldorf	2008	265,000		120,000		51,228	289,456	—	3,811	(5)	729,495
Chief Financial Officer and Secretary	2007	256,250		100,000		—	261,835	—	—		618,085
	2006	250,000		80,000		—	117,533	—	—		447,533

Vincent J. Burgess	2008	265,000		90,000		64,036	264,392	—	3,535	(5)	686,963
Vice President of Business Development and Marketing	2007	225,872		125,000		—	196,633	—	—		547,505
	2006	220,363		75,000		—	52,081	—	—		347,444

Michel E. Lussier	2008	395,743	(6)	80,000		34,107	196,290	—	136,514	(7)	842,654
President of Volcano Europe and Clinical and Scientific Affairs	2007	349,989	(8)	75,000	(9)	—	205,998	—	121,545	(10)	752,532
	2006	338,039	(11)	35,000	(9)	—	434,297	—	84,665	(12)	892,001

Jorge J. Quinoy	2008	260,115	(13)	—		46,105	183,406	80,800	14,338	(5)(14)	584,764
Executive Vice President, Global Sales	2007	250,000		—		—	144,323	94,168	11,400	(14)	499,891
	2006	249,950		—		—	55,427	133,166	11,400	(14)	449,943

John F. Sheridan	2008	245,000		85,000		30,737	410,242	—	2,211	(5)	773,190
Executive Vice President of Research and Development and Operations	2007	237,664		50,000		—	396,133	—	—		683,797
	2006	231,867		60,000		—	241,959	—	—		533,826

(1)	The amounts for 2008, 2007 and 2006 represent cash bonuses that were awarded for services performed in the fiscal years ended December 31, 2008, 2007 and 2006, respectively. Annual bonuses earned during a fiscal year are paid in the first quarter of the subsequent fiscal year.

(2)	Represents the dollar amount recognized by Volcano for financial statement reporting purposes with respect to the indicated fiscal year in accordance with SFAS 123(R). These amounts have been calculated in accordance with SFAS 123(R) using the market price of our stock on the grant date. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeiture related to service-based vesting conditions. No RSUs were granted during fiscal 2007 or 2006. No RSUs were forfeited by any of our named executive officers during fiscal 2008. For a description of the assumptions made in determining the SFAS 123(R) valuation, please refer to the “Stockholders’ Equity” note to our audited financial statements in this Annual Report.

(3)	Represents the dollar amount recognized by Volcano for financial statement reporting purposes with respect to the indicated fiscal year in accordance with SFAS 123(R). These amounts have been calculated in accordance with SFAS 123(R) using the Black-Scholes-Merton option-pricing model, or Black-Scholes. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeiture related to service-based vesting conditions. No stock options were forfeited by any of our named executive officers during fiscal 2008, 2007 or 2006. For a description of the assumptions made in determining the FAS 123(R) valuation, please refer to the “Stockholders’ Equity” note to our audited financial statements in this Annual Report.

(4)	Represents sales commissions earned in the fiscal years ended December 31, 2008, 2007 and 2006 pursuant to Mr. Quinoy’s sales commission plan.

(5)	Represents matching contributions made by the company to a 401(k) defined contribution benefit plan for the following named executive officers: Mr. Huennekens, $2,626; Mr. Dahldorf, $3,811; Mr. Burgess, $3,535; Mr. Quinoy, $2,938; and Mr. Sheridan, $2,211.

(6)	Mr. Lussier’s salary reflects the conversion of his salary from Euros based on the average exchange rate during 2008, which was approximately 1.471 U.S. Dollars to one Euro.

(7)	Represents payments made to Mr. Lussier, or on his behalf, for 2008, as follows: $3,836 for disability insurance, $88,110 for health insurance and retirement plan premiums and insurance tax, $40,154 for an auto allowance, and $4,414 for a stipend intended to cover miscellaneous expenses, which payments were made in Euros and converted to dollars based on the average exchange rate during 2008, which was approximately 1.471 U.S. Dollars to one Euro.

(8)	Mr. Lussier’s salary reflects the conversion of his salary from Euros based on the average exchange rate during 2007, which was approximately 1.368 U.S. Dollars to one Euro.

(9)	Amounts in this column are determined in dollars and paid in Euros based on the exchange rate at the time the bonus was paid, which was approximately 1.485 U.S. Dollars to one Euro for the 2007 bonus and approximately 1.303 dollars to one Euro for the 2006 bonus.

(10)	Represents payments made to Mr. Lussier, or on his behalf, for 2007, as follows: $3,991 for life insurance, $3,164 for disability insurance, $80,623 for health insurance and retirement plan premiums and insurance tax, $5,695 for a housing subsidy, $23,968 for an auto allowance, and $4,104 for a stipend intended to cover miscellaneous expenses, which payments were made in Euros and converted to dollars based on the average exchange rate during 2007, which was approximately 1.368 U.S. Dollars to one Euro.

(11)	Includes an aggregate of $99,560 in fees paid to Mr. Lussier’s employer, Med Pole S.A./N.V., for the period of January 1, 2006 through March 31, 2006, and reflects the conversion of such fees from Euros based on the average exchange rate during such period, which was approximately 1.198 dollars to one Euro. Mr. Lussier’s salary for the period April 1, 2006 through December 31, 2006 reflects the conversion of his salary from Euros based on the average exchange rate during such period, which was approximately 1.274 U.S. Dollars to one Euro.

(12)	Represents payments made to Mr. Lussier, or on his behalf, for (i) the period January 1, 2006 through March 31, 2006, in the amount of $12,104 for an auto allowance, which payment was made in Euros and converted to dollars based on the average exchange rate during such period, which was approximately 1.198 dollars to one Euro, and (ii) the period April 1, 2006 through December 31, 2006, as follows: $3,041 for life insurance, $2,411 for disability insurance, $56,843 for health insurance and retirement plan premiums and insurance tax, $3,977 for a housing subsidy and $6,289 for a travel subsidy, which payments were made in Euros and converted to dollars based on the average exchange rate during such period, which was approximately 1.274 dollars to one Euro.

(13)	Mr. Quinoy’s annual base salary was $257,500, effective January 1, 2008. Subsequently, Mr. Quinoy entered into an employment agreement with us, effective December 10, 2008, which reflected his updated annual base salary of $300,000, which was prorated for the remaining year. The amount in the table above reflects the base salary that Mr. Quinoy actually earned in 2008.

(14)	Includes an auto allowance paid to Mr. Quinoy.

Grants of Plan-Based Awards

The following table summarizes grants of plan-based awards made to our named executive officers in 2008.

GRANTS OF PLAN-BASED AWARDS TABLE—FISCAL 2008

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards Target ($)		All Other Stock Awards: Number of Shares of Restricted Stock Units (#)	Grant Date Fair Value of Stock Awards ($)(2)(3)	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards ($ per share)	Grant Date Fair Value of Option Awards ($)(3)
R. Scott Huennekens	2/27/2008	—		50,000	648,000	100,000	12.96	1,296,000
John T. Dahldorf	2/27/2008	—		18,750	243,000	37,500	12.96	486,000
Vincent J. Burgess	2/27/2008	—		23,438	303,756	46,875	12.96	607,500
Michel E. Lussier	2/27/2008	—		11,250	145,800	22,500	12.96	291,600
Jorge J. Quinoy	—	75,000	(4)	—	—	—	—	—
	2/27/2008	—		16,875	218,700	33,750	12.96	437,400
John F. Sheridan	2/27/2008	—		11,250	145,800	22,500	12.96	291,600

(1)	The stock option was granted by our Compensation Committee pursuant to our 2005 Equity Compensation Plan and vests as to 1/48th of the shares subject to the stock option monthly over four years commencing on the grant date. For more information on the terms of the stock options granted to our named executive officers in fiscal 2008, please see “Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Stock Options” below.

(2)	The restricted stock unit award was granted by our Compensation Committee pursuant to our 2005 Equity Compensation Plan and vests as to 1/4th of the shares annually over four years commencing on the grant date. For more information on the terms of the restricted stock units granted to our named executive officers in fiscal 2008, please see “Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Restricted Stock Awards and Restricted Stock Unit Awards” below.

(3)	Represents the grant date fair value of each award determined in accordance with FAS 123(R).

(4)	Represents Mr. Quinoy’s target sales commission under Mr. Quinoy’s sales commission plan for the fiscal year ended December 31, 2008. The actual amount earned by Mr. Quinoy under his sales commission plan for the fiscal year ended December 31, 2008 is $80,800. For more information regarding Mr. Quinoy’s sales commission plan for fiscal 2008, please see the “Compensation Discussion and Analysis” above.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

Our President and Chief Executive Officer, Chief Financial Officer and Executive Vice President, Global Sales, have entered into written employment agreements with Volcano, Mr. Lussier entered into a Managing Director Agreement with Volcano Europe and Messrs. Burgess and Sheridan have executed offer letters with Volcano. Descriptions of these agreements with our named executive officers are included in the “Compensation Discussion and Analysis” above.

Annual Cash Incentive Awards

Annual cash incentive bonuses for Mr. Huennekens, Mr. Dahldorf and, for 2009, Mr. Quinoy, are established as part of their respective individual employment agreements. Mr. Lussier is eligible, at the discretion of Volcano Europe, to receive a cash incentive bonus depending on the achievement of overall corporate goals.

Messrs. Burgess and Sheridan are eligible to receive an annual cash incentive bonus as determined by the Compensation Committee. For 2008, Mr. Quinoy is eligible to receive sales commissions pursuant to his annual sales commission plan. For more information regarding our annual cash incentive awards, please see the “Compensation Discussion and Analysis” above.

Equity Compensation Arrangements

Volcano may grant stock options, RSUs and other stock-based awards to its named executive officers through the equity plans set forth below. The following is a brief description of certain of the terms of stock awards that may be granted under such plans.

2000 Long Term Incentive Plan

Our 2000 Long Term Incentive Plan, or the 2000 Plan, was adopted in October 2000. When our 2005 Equity Compensation Plan, or the 2005 Plan, was approved by our stockholders in October 2005, all shares then remaining available for issuance under the 2000 Plan became available for issuance under the 2005 Plan. Any shares issued upon the exercise of awards outstanding under the 2000 Plan reduce the number of shares available for issuance under the 2005 Plan and any shares returned to the 2000 Plan as a result of termination of options or the repurchase of shares thereunder become available for issuance under the 2005 Plan. The following is a brief description of certain of the permissible terms of options granted under the 2000 Plan:

Exercise Price and Term. The plan administrator determines the exercise price of options granted under the 2000 Plan, but with respect to all options, the exercise price must at least be equal to the fair market value of Volcano’s common stock on the date of grant. The term of an option may not exceed ten years. With respect to an incentive stock option granted to any participant who owns 10% of the voting power of all classes of Volcano’s outstanding stock, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date.

Vesting. The plan administrator determines the vesting terms of options granted under the 2000 Plan, but shares subject to options under the 2000 Plan generally vest in a series of installments over an optionee’s period of service. Outstanding options granted to our executive officers under the 2000 Plan vest as to 1/4th of the shares of common stock subject to the stock option on the anniversary of the option grant date, and vest as to 1/48th of the shares subject to the stock option each month thereafter.

Corporate Transactions. In the event of a significant corporate transaction, each outstanding option shall be assumed or an equivalent option or right will be substituted by a successor corporation or a parent or subsidiary of such successor corporation. If the successor corporation does not agree to assume the option or to substitute an equivalent option or right, the options will terminate upon the consummation of the transaction. Our form of optionee restriction agreement provides that our right of repurchase shall expire with respect to all of the shares acquired upon the consummation of a Company Sale (as defined in such agreement).

2005 Equity Compensation Plan

Our 2005 Plan was adopted in October 2005 and was amended by our Board of Directors in April 2007, as approved by our stockholders in June 2007. A maximum of 11,662,558 shares has been reserved for issuance under the 2005 Plan, as amended. During the year ended December 31, 2008, consistent with its practices for awarding stock options described in “Compensation Discussion and Analysis,” the Compensation Committee approved the grant of (i) options to purchase an aggregate of 263,125 shares of our common stock and (ii) an aggregate of 131,563 RSUs to our named executive officers on February 27, 2008 under our 2005 Equity Compensation Plan, which grants were effective on February 27, 2008. The exercise price for these stock options is $12.96 per share, the closing price of Volcano’s common stock on February 27, 2008, the date of grant. The options vest as to 1/48th of the shares subject to the stock options monthly over four years commencing on the grant date. The options expire on February 27, 2014, unless they are forfeited or expire earlier in accordance with their terms. The RSUs will vest, if at all, 25% each year on the anniversary of the grant date, subject to the respective officers’ continued service through each such date, so that the award is fully vested on the fourth anniversary of the grant date. The 2005 Plan allows the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights.

Administration. Volcano’s Board of Directors or a duly authorized committee of the Board of Directors administers the 2005 Plan. The plan administrator has the power to determine the terms of the awards, including the exercise price, the number of shares subject to each such award, the exercisability of the awards and the form of consideration, if any, payable upon the exercise of the award. With respect to options held by a person subject to Section 16 of the Exchange Act, the plan administrator may not amend existing awards to reduce their exercise price nor may the plan administrator institute an exchange program by which outstanding awards may be surrendered in exchange for awards with a lower exercise price.

Stock Options. The plan administrator determines the exercise price of options granted under the 2005 Plan, but with respect to all options, the exercise price must at least be equal to the fair market value of Volcano’s common stock on the date of grant. The term of an option may not exceed seven years. With respect to an incentive stock option granted to any participant who owns 10% of the voting power of all classes of Volcano’s outstanding stock, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date.

After termination of service, an employee, director or consultant, may exercise his or her option for the period of time as the plan administrator may determine. Generally, if termination is due to death or disability, the option will remain exercisable for one year. If termination is due to misconduct or breach of an employment agreement with Volcano, the option will terminate on the date of such termination or breach. In all other cases, the option will generally remain exercisable for ninety days. However, an option generally may not be exercised following the expiration of its term.

Restricted Stock Awards and Restricted Stock Unit Awards. Restricted stock awards and RSUs may be granted under the 2005 Plan. Restricted stock awards and restricted stock units are awards covering shares of Volcano’s common stock that vest in accordance with terms and conditions established by the plan administrator. The plan administrator will determine the number of shares subject to the award granted to any employee, director or consultant. The plan administrator may impose whatever vesting restrictions it determines to be appropriate, including over a period of service or upon the achievement of specific performance goals. Shares of restricted stock that do not vest are subject to Volcano’s right of repurchase or forfeiture.

Stock Appreciation Rights. Stock appreciation rights may be granted under the 2005 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of Volcano’s common stock between the exercise date and the date of grant. The plan administrator determines the terms of stock appreciation rights, including when such rights become exercisable and whether to pay the increased appreciation in cash or with shares of Volcano’s common stock, or a combination thereof.

Other Stock Awards. The plan administrator may grant other awards based in whole or in part by reference to our common stock. The plan administrator will set the number of shares under the award and all other terms and conditions of such awards.

Changes in Control. In the event of Volcano’s change in control, the plan administrator will provide written notice to each recipient. Unless determined otherwise by the plan administrator, all outstanding options and stock appreciation rights will automatically accelerate and become fully exercisable and the restrictions on all restricted stock awards and restricted stock units will immediately lapse. If Volcano is not the surviving corporation or if Volcano survives only as a subsidiary of another corporation in the change in control, each recipient will have the right to elect within 30 days to either (a) have the successor corporation or its parent or subsidiary assume or substitute an equivalent award for each outstanding award, or (b) surrender his or her award in exchange for a payment, in cash or shares of Volcano’s common stock as elected by the recipient, in an amount equal to the amount by which the then fair market value of the shares of Volcano’s common stock underlying his or her award exceeds the exercise price or base amount of the unexercised award.

2007 Employee Stock Purchase Plan

Additional long-term equity incentives are provided through our 2007 Employee Stock Purchase Plan, or the ESPP, in which all regular employees, including executive officers, employed by us or by any of our affiliates may participate and may contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of our common stock under the ESPP. An aggregate of 1,100,000 shares have been reserved under the ESPP as of January 1, 2009. Such number of shares will increase on January 1 of each year from 2010 to 2017 by an amount equal to the lesser of (a) 1.5% of the total number of our shares outstanding on December 31st of the preceding calendar year, or (b) 600,000 shares, unless otherwise determined by our Board of Directors. The ESPP is implemented through a series of offerings of purchase rights to eligible employees. In November 2008, our Board of Directors voted to not increase the reserved number of shares under the ESPP for 2009 pursuant to the automatic increase provision. Under the ESPP, we may specify offerings with a duration of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of our common stock will be purchased for employees participating in the offering. Unless otherwise determined by our Board of Directors, common stock is purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of a share of our common stock on the first date of an offering or (b) 85% of the fair market value of a share of our common stock on the date of purchase.

Outstanding Equity Awards at 2008 Fiscal Year-End

The Compensation Committee approved awards under our 2000 Long Term Incentive Plan and our 2005 Equity Compensation Plan to certain of our named executive officers. Set forth below is information regarding stock options outstanding to our named executive officers as of December 31, 2008.

2008 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable(1)		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
R. Scott Huennekens	121,818	(2)	—	0.11	4/25/2012	—		—
	54,431	(3)	—	0.33	6/11/2012	—		—
	297,227	(4)	—	0.33	7/29/2014	—		—
	172,727	(5)	—	6.49	7/13/2015	—		—
	160,000	(6)	—	19.11	1/25/2014	—		—
	100,000	(7)	—	12.96	2/27/2015	—		—
	—		—	—	—	50,000	(8)	750,000

John T. Dahldorf	64,343	(4)	—	0.33	7/29/2014	—		—
	45,454	(5)	—	6.49	7/13/2015	—		—
	70,000	(6)	—	19.11	1/25/2014	—		—
	37,500	(7)		12.96	2/27/2015	—		—
	—		—	—	—	18,750	(8)	281,250

Vincent J. Burgess	36,363	(5)	—	6.49	7/13/2015	—		—
	70,000	(6)	—	19.11	1/25/2014	—		—
	46,875	(7)		12.96	2/27/2015	—		—
	—		—	—	—	23,438	(8)	351,570

Michel E. Lussier	45,454	(10)	—	0.33	11/13/2012	—		—
	36,363	(11)	—	0.33	9/25/2013	—		—
	36,363	(5)	—	6.49	7/13/2015	—		—
	40,000	(6)	—	19.11	1/25/2014	—		—
	22,500	(7)		12.96	2/27/2015	—		—
	—		—	—	—	11,250	(8)	168,750

Jorge J. Quinoy	60,909	(8)	—	0.33	7/24/2013	—		—
	947	(12)	—	1.65	1/18/2015	—		—
	27,272	(5)	—	6.49	7/13/2015	—		—
	45,000	(6)	—	19.11	1/25/2014	—		—
	33,750	(7)		12.96	2/27/2015	—		—
	—		—	—	—	16,875	(8)	253,125

John F. Sheridan	139,257	(13)	—	0.33	12/15/2014	—		—
	22,727	(5)	—	6.49	7/13/2015	—		—
	70,000	(6)	—	19.11	1/25/2014	—		—
	22,500	(7)		12.96	2/27/2015	—		—
	—		—	—	—	11,250	(8)	168,750

(1)	Stock options may be exercised prior to vesting, or early exercised, subject to repurchase rights in favor of Volcano that expire over the vesting periods indicated in the footnotes below. Accordingly, all stock options granted to the named executive officers that were outstanding as of December 31, 2008 were exercisable in full and are included in the table above.

(2)

The stock option vested as to 1/4th of the shares of common stock subject to the stock option on March 15, 2003, and vested as to 1/48th of the shares subject to the stock option each month thereafter.

(3)	The stock option vested as to 1/4th of the shares of common stock subject to the stock option on June 11, 2003, and vested as to 1/48th of the shares subject to the stock option each month thereafter.

(4)	The stock option vested as to 1/48th of the shares subject to the stock option on each month commencing on August 29, 2004.

(5)	The stock option vests as to 1/48th of the shares subject to the stock option on each month commencing on August 13, 2005.

(6)	The stock option vests as to 1/48th of the shares subject to the stock option on each month commencing on February 25, 2007.

(7)	The stock option vests as to 1/48th of the shares subject to the stock option on each month commencing on March 27, 2008.

(8)	The restricted stock units vest as to 1/4th of the shares of common stock subject to the restricted stock unit each year commencing on February 27, 2009.

(9)	The stock option vested as to 1/4th of the shares of common stock subject to the stock option on July 24, 2004, and vested as to 1/48th of the shares subject to the stock option each month thereafter.

(10)

The stock option vested as to 1/4th of the shares of common stock subject to the stock option on August 1, 2003, and vested as to 1/48th of the shares subject to the stock option each month thereafter.

(11)

The stock option vested as to 1/4th of the shares of common stock subject to the stock option on September 24, 2004, and vested as to 1/48th of the shares subject to the stock option each month thereafter.

(12)	The stock option vests as to 1/48th of the shares subject to the stock option on each month commencing on February 18, 2005.

(13)

The stock option vested as to 1/4th of the shares of common stock subject to the stock option on November 15, 2005, and vested as to 1/48th of the shares subject to the stock option each month thereafter.

Option Exercises and Stock Vested During 2008

Set forth below is information regarding stock options exercised and the value realized upon their exercise by each named executive officer during the year ended December 31, 2008. None of our named executive officers had any vesting of restricted stock awards during the year ended December 31, 2008.

2008 OPTION EXERCISES AND STOCK VESTED TABLE

Name	Option Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
R. Scott Huennekens	185,000	2,778,759
John T. Dahldorf	99,015	1,672,911
Vincent J. Burgess	—	—
Michel E. Lussier	—	—
Jorge J. Quinoy	64,507	768,690
John F. Sheridan	39,015	703,577

Other Compensatory Arrangements

For a description of the other elements of our executive compensation program, see “Compensation Discussion and Analysis” above.

Potential Payments Upon Termination or Change in Control

See “Employment Agreements, Change in Control Arrangements, and Other Agreements” above for a description of the compensation and benefits payable to each of our named executive officers in certain termination situations. The amount of compensation and benefits payable to each named executive officer in various termination situations has been estimated in the tables below. The tables below do not include amounts in which the named executive officer had already vested as of December 31, 2008. Such vested amounts would include vested stock options and accrued wages and vacation. The actual amount of compensation and benefits payable in any termination event can only be determined at the time of the termination of the named executive officer’s employment with Volcano.

R. Scott Huennekens

The following table describes the potential payments and benefits for Mr. Huennekens upon employment termination or a change in control as if his employment had terminated or such change in control had occurred, as applicable, as of December 31, 2008, the last day of Volcano’s last fiscal year:

Compensation and Benefits	Termination Without Cause or for Good Reason Not In Connection with Change in Control	Termination Without Cause or for Good Reason In Connection with Change in Control		Vesting Acceleration Upon Change in Control Not Dependent on Termination	Termination Due to Disability	Termination Due to Death
Base Salary Payment (1)	$800,000	$800,000		$—	$400,000	$400,000
Pro-Rated Bonus	400,000	400,000		—	400,000	400,000
Stock Option Vesting Acceleration (2)	—	375,859	(5)	375,859	—	—
Restricted Stock Units Vesting Acceleration (3)				750,000
Insurance Payments and COBRA Premiums (4)	63,967	63,967		—	31,984	19,833
Excise Tax Gross-Up	—	—		—	—	—

Total	$1,263,967	$1,639,826		$1,125,859	$831,984	$819,833

(1)	If termination of employment occurs immediately prior to, or within twelve months after, a change in control, the base salary payments shall be equal to twice Mr. Huennekens’ then-current annual salary in the form of a lump sum payment. If termination of employment does not occur immediately prior to, on or within twelve months after a change in control, the base salary payments shall be in the form of equal monthly cash payments paid over a period of eighteen or twenty-four months, as set forth in his employment agreement. In the event termination of employment occurs in connection with his disability or death, base salary payments shall be equal to his annual salary as set forth in his employment agreement.

(2)	The value of vesting acceleration is based on the $15.00 closing price of Volcano common stock on December 31, 2008, with respect to in-the-money unvested option shares minus the exercise price of the unvested option shares.

(3)	The value of vesting acceleration is based on the $15.00 closing price of Volcano common stock on December 31, 2008, with respect to unvested restricted stock units.

(4)	The portion comprised of non-health insurance premiums represents the average monthly cost of non-voluntary, non-health insurance benefits to Mr. Huennekens paid in 2008, multiplied by twenty-four months, in the case of termination without cause or for good reason, or twelve months, in the case of termination due to disability or death.

(5)	Such benefit occurs automatically upon the consummation of a change in control and is not dependent on termination without cause or for good reason in connection with a change in control.

John T. Dahldorf

The following table describes the potential payments and benefits for Mr. Dahldorf upon employment termination or a change in control as if his employment had terminated or such change in control had occurred, as applicable, as of December 31, 2008, the last day of Volcano’s last fiscal year:

Compensation and Benefits	Termination Without Cause or for Good Reason Not In Connection with Change in Control	Termination Without Cause or for Good Reason In Connection with Change in Control		Vesting Acceleration Upon Change in Control Not Dependent on Termination	Termination Due to Disability	Termination Due to Death
Base Salary Payment (1)	$530,000	$530,000		$—	$265,000	$265,000
Pro-Rated Bonus	106,000	106,000		—	106,000	106,000
Stock Option Vesting Acceleration (2)	—	116,976	(5)	116,976	—	—
Restricted Stock Units Vesting Acceleration (3)				281,250
Insurance Payments and COBRA Premiums (4)	71,409	71,409		—	35,705	19,833
Excise Tax Gross-Up	—	—		—	—	—

Total	$707,409	$824,385		$398,226	$406,705	$390,833

(1)	If termination of employment occurs immediately prior to, or within twelve months after, a change in control, the base salary payments shall be equal to twice Mr. Dahldorf’s then-current annual salary in the form of a lump sum payment. If termination of employment does not occur immediately prior to, on or within twelve months after a change in control, the base salary payments shall be in the form of equal monthly cash payments paid over a period of eighteen or twenty-four months, as set forth in his employment agreement. In the event termination of employment occurs in connection with his disability or death, base salary payments shall be equal to his annual salary as set forth in his employment agreement.

(2)	The value of vesting acceleration is based on the $15.00 closing price of Volcano common stock on December 31, 2008, with respect to in-the-money unvested option shares minus the exercise price of the unvested option shares.

(3)	The value of vesting acceleration is based on the $15.00 closing price of Volcano common stock on December 31, 2008, with respect to unvested restricted stock units.

(4)	The portion comprised of non-health insurance premiums represents the average monthly cost of non-voluntary, non-health insurance benefits to Mr. Dahldorf paid in 2008, multiplied by twenty-four months, in the case of termination without cause or for good reason, or twelve months, in the case of termination due to disability or death.

(5)	Such benefit occurs automatically upon the consummation of a change in control and is not dependent on termination without cause or for good reason in connection with a change in control.

Jorge J. Quinoy

The following table describes the potential payments and benefits for Mr. Quinoy upon employment termination or a change in control as if his employment had terminated or such change in control had occurred, as applicable, as of December 31, 2008, the last day of Volcano’s last fiscal year:

Compensation and Benefits	Termination Without Cause or for Good Reason Not In Connection with Change in Control	Termination Without Cause or for Good Reason In Connection with Change in Control		Vesting Acceleration Upon Change in Control Not Dependent on Termination	Termination Due to Disability	Termination Due to Death
Base Salary Payment (1)	$300,000	$300,000		$—	$300,000	$300,000
Pro-Rated Bonus	150,000	150,000		—	150,000	150,000
Stock Option Vesting Acceleration (2)	—	89,628	(5)	89,628	—	—
Restricted Stock Units Vesting Acceleration (3)				253,125
Insurance Payments and COBRA Premiums (4)	34,305	34,305		—	34,305	19,833
Excise Tax Gross-Up	—	—		—	—	—

Total	$484,305	$573,933		$342,753	$484,305	$469,833

(1)	If termination of employment occurs immediately prior to, or within twelve months after, a change in control, the base salary payments shall be equal to Mr. Quinoy’s then-current annual salary in the form of a lump sum payment. If termination of employment does not occur immediately prior to, on or within twelve months after a change in control, the base salary payments shall be in the form of equal monthly cash payments paid over a period of six or twelve months, as set forth in his employment agreement. In the event termination of employment occurs in connection with his disability or death, base salary payments shall be equal to his annual salary as set forth in his employment agreement.

(2)	The value of vesting acceleration is based on the $15.00 closing price of Volcano common stock on December 31, 2008, with respect to in-the-money unvested option shares minus the exercise price of the unvested option shares.

(3)	The value of vesting acceleration is based on the $15.00 closing price of Volcano common stock on December 31, 2008, with respect to unvested restricted stock units.

(4)	The portion comprised of non-health insurance premiums represents the average monthly cost of non-voluntary, non-health insurance benefits to Mr. Quinoy paid in 2008, multiplied by twelve months, in the case of termination without cause or for good reason, or twelve months, in the case of termination due to disability or death.

(5)	Such benefit occurs automatically upon the consummation of a change in control and is not dependent on termination without cause or for good reason in connection with a change in control.

Michel E. Lussier

The following table describes the potential payments and benefits for Mr. Lussier upon employment termination or a change in control as if his employment had terminated or such change in control had occurred, as applicable, as of December 31, 2008, the last day of Volcano’s last fiscal year:

Compensation and Benefits	Termination by Volcano Europe Without Three- Month Notice Period(1)	Termination In Connection With Non- Competition Undertaking(2)	Vesting Acceleration Upon Change in Control Not Dependenton Termination
Lump Sum Payment (3)	$89,861	$179,722	$—
Stock Option Vesting Acceleration (4)	—	—	81,467
Restricted Stock Units Vesting Acceleration (5)			168,750

Total	$89,861	$179,722	$250,217

(1)	The amount set forth in this column assumes that the Managing Director Agreement with Mr. Lussier is terminated as of December 31, 2008 by Volcano Europe, without a three-month notice period or any potion thereof. In the event that Volcano Europe provides Mr. Lussier with notice of termination for a portion of three-months, the amount payable will be pro-rated for such partial notice period.

(2)	The amount set forth in this column assumes that the Managing Director Agreement with Mr. Lussier is terminated as of December 31, 2008 and that Volcano Europe does not release Mr. Lussier from the non-competition undertaking set forth in such agreement in connection with such termination.

(3)	Amounts in this row are paid in Euros and are reflected in dollars based on the exchange rate on December 31, 2008, which was approximately 1.401 U.S. Dollars to one Euro.

(4)	The value of vesting acceleration is based on the $15.00 closing price of Volcano common stock on December 31, 2008, with respect to in-the-money unvested option shares minus the exercise price of the unvested option shares.

(5)	The value of vesting acceleration is based on the $15.00 closing price of Volcano common stock on December 31, 2008, with respect to unvested restricted stock units.

Other Named Executive Officers

The following table describes the potential benefits for each of the named executive officers listed below if the unvested options held by them as of December 31, 2008, the last business day of Volcano’s last fiscal year, had become fully vested as a result of a change in control on December 31, 2008:

Named Executive Officers	Stock Option Vesting Acceleration ($)(1)	Restricted Stock Units Vesting Acceleration ($)(2)
Vincent J. Burgess	120,833	351,570
John F. Sheridan	64,541	168,750

(1)	The value of vesting acceleration is based on the $15.00 closing price of Volcano common stock on December 31, 2008, with respect to in-the-money unvested option shares minus the exercise price of the unvested option shares.

(2)	The value of vesting acceleration is based on the $15.00 closing price of Volcano common stock on December 31, 2008, with respect to unvested restricted stock units.

Compensation of Directors

Pursuant to Volcano’s Director Compensation Policy, upon their election to our Board of Directors, each of our non-employee directors is granted an initial option to purchase up to 20,000 shares of our common stock at the then fair market value pursuant to the terms of our 2005 Equity Compensation Plan. In addition, if a director is elected or appointed to the Board of Directors for the first time on a date other than the date of an annual meeting of stockholders, such director will be granted an additional option to purchase a pro rata portion of 8,000 shares of our common stock. On the date of each annual meeting of stockholders, each non-employee director is automatically granted an option to purchase up to 8,000 shares of our common stock if he or she remains on our Board of Directors.

Each of our non-employee directors is paid $30,000 annually and is reimbursed for reasonable out-of-pocket travel expenses incurred in connection with in-person attendance at and participation in Board of Directors meetings. In addition, the non-executive Chairman of the Board is paid $20,000 annually, reduced by any amounts received during such year for service as the chairperson of the Audit, Compensation or Corporate Governance Committees. Additionally, the chairperson of the Audit Committee will receive an annual retainer fee of $10,000, the chairperson of the Compensation Committee will receive an annual retainer fee of $6,000, and the chairperson of the Corporate Governance Committee will receive an annual retainer fee of $6,000 for serving on their respective committees. Members of the Audit Committee will receive an annual retainer fee of $5,000 and members of the Compensation and Corporate Governance Committees, not including chairpersons, will receive an annual retainer fee of $3,000 for serving on such committees.

Set forth below is the compensation paid to each of our non-employee directors during the year ended December 31, 2008. Mr. Huennekens, our President and Chief Executive Officer, did not receive any additional compensation for serving on our Board of Directors or its committees during the year ended December 31, 2008.

2008 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)(3)	Total ($)
Olav B. Bergheim (4)	50,000	54,988	104,988
Connie R. Curran, RN, Ed.D.	38,000	103,433	141,433
Kieran T. Gallahue	35,000	94,353	129,353
Lesley H. Howe	43,000	79,207	122,207
Alexis V. Lukianov	33,000	78,351	111,351
Ronald A. Matricaria	39,000	79,207	118,207
John Onopchenko	36,000	104,699	140,699

(1)	This column represents the expense recognized by Volcano for financial statement reporting purposes with respect to the year ended December 31, 2008 in accordance with SFAS 123(R), of stock options granted both in and prior to fiscal 2008 pursuant to our equity compensation plans. These amounts have been calculated in accordance with SFAS 123(R) using Black-Scholes. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeiture related to service-based vesting conditions. For a description of the assumptions made in determining the SFAS 123(R) valuation, please refer to the “Stockholders’ Equity” note to our audited financial statements.

(2)	The aggregate number of shares subject to outstanding stock options held by each of the directors listed in the table above as of December 31, 2008 was as follows: Mr. Bergheim, options to purchase 16,000 shares; Dr. Curran, options to purchase 36,000 shares; Mr. Gallahue, options to purchase 35,333 shares; Mr. Howe, options to purchase 34,181 shares; Mr. Lukianov, options to purchase 32,666 shares; Mr. Matricaria, options to purchase 34,181 shares and Mr. Onopchenko, options to purchase 36,000 shares.

(3)	The grant date fair value, as calculated in accordance with SFAS 123(R) and using Black-Scholes, of the stock option awards granted during the year ended December 31, 2008 for each of the directors listed in the table was $44,084.

(4)	Mr. Bergheim resigned from our Board of Directors, effective January 1, 2009.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2008, Volcano’s Compensation Committee was comprised of Mr. Matricaria, Dr. Curran and Mr. Lukianov. None of the members of Volcano’s Compensation Committee has at any time been one of Volcano’s officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving on Volcano’s Board of Directors or Compensation Committee.

Compensation Committee Report (1)

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis (“CD&A”) contained in this Annual Report on Form 10-K for the year ended December 31, 2008. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the CD&A be included in this Annual Report on Form 10-K for the year ended December 31, 2008.

Respectfully submitted,
The Compensation Committee of the Board of Directors

Connie R. Curran, RN, Ed.D., Chair
Alexis V. Lukianov
Ronald A. Matricaria

(1)	The material in this report (which is comprised of the paragraph preceding the names of each member of the Compensation Committee) is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Volcano under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, except to the extent that Volcano specifically incorporates this report by reference in any such filing.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to beneficial ownership of our common stock, as of March 1, 2009, except as noted, by (i) each beneficial owner known by us to be the beneficial owner of 5% or more of the outstanding shares of our common stock, (ii) each of our named executive officers, (iii) each of our directors and nominees for directors and (iv) all of our executive officers and directors as a group.

This table is based upon information provided to us by our executive officers and directors and upon information about principal stockholders known to us based on Schedules 13G filed with the Securities and Exchange Commission, or the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 1, 2009 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each person listed in the table below is c/o Volcano Corporation, 11455 El Camino Real, Suite 460, San Diego, CA 92130.

Each stockholder’s percentage ownership is based on 48,204,237 shares of our common stock outstanding as of March 1, 2009, adjusted as required by rules promulgated by the SEC.

	Beneficial Ownership
	Shares	Percent of Total
5% Stockholders:

Entities affiliated with Domain Partners V, L.P. (1) One Palmer Square, Suite 515 Princeton, NJ 08542	3,651,334	7.6%

Capital Research Global Investors (2) 333 South Hope Street Los Angeles, CA 90071	4,321,830	9.0%

Entities affiliated with Waddell & Reed Financial, Inc. (3) 6300 Lamar Avenue Shawnee Mission, KS 66201	2,827,913	5.9%

Wellington Management Company, LLP (4) 75 State Street Boston, MA 02109	6,638,775	13.8%

Entities affiliated with Next Century Growth Investors, LLC (5) 5500 Wayzata Blvd., Suite 1275 Minneapolis, MN 55416	3,375,819	7.0%

SMALLCAP World Fund, Inc. (6) 333 South Hope Street Los Angeles, CA 90071	2,650,146	5.5%

Directors and Executive Officers:

Connie R. Curran, RN, Ed.D. (7)	37,000	*

Kieran T. Gallahue (8)	35,333	*

Lesley H. Howe (9)	46,142	*

Alexis V. Lukianov (10)	39,316	*

Ronald A. Matricaria (11)	110,181	*

John Onopchenko (12)	36,000	*

R. Scott Huennekens (13)	952,984	1.9%

John T. Dahldorf (14)	264,590	*

Vincent J. Burgess (15)	310,480	*

John F. Sheridan (16)	293,260	*

Jorge J. Quinoy (17)	213,043	*

Michel E. Lussier (18)	218,493	*

All directors and executive officers as a group (13 persons) (19)	2,750,011	5.4%

*	Indicates ownership of less than 1% of the outstanding shares of our common stock

(1)

Based solely upon a Schedule 13G/A filed with the SEC on February 6, 2009 by Domain Partners V, L.P., on behalf of itself, DP V Associates, L.P., Domain Partners IV, L.P., DP IV Associates, L.P. and Domain Associates, L.L.C., reporting beneficial ownership as of December 31, 2008. According to the Schedule 13G/A, Domain Partners V, L.P. has sole voting and dispositive power over 2,070,058 shares of our common stock, DP V Associates, L.P. has sole voting and dispositive power over 48,900 shares of our common stock, Domain Partners IV, L.P. has sole voting and dispositive power over 1,461,642 shares of our common stock, DP IV Associates, L.P. has sole voting and dispositive power over 11,563 shares of our common stock and Domain Associates, L.L.C. has sole voting and dispositive power over 59,171 shares of our common stock. One Palmer Square Associates V, L.L.C. is the general partner of Domain Partners V, L.P. and DP V Associates, L.P. and One Palmer Square Associates IV, L.L.C. is the general partner of Domain Partners IV, L.P. and DP IV Associates, L.P. The Schedule 13G/A provides information only as of December 31, 2008 and, consequently, the beneficial ownership of the above-mentioned reporting persons may have changed between December 31, 2008 and March 1, 2009.

(2)	Based solely upon a Schedule 13G/A filed with the SEC on February 17, 2009 by Capital Research Global Investors, a division of Capital Research and Management Company, or CRMC, reporting beneficial ownership as of December 31, 2008. According to the Schedule 13G/A, Capital Research Global Investors has sole voting and dispositive power over 4,321,830 shares of our common stock as a result of CRMC acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. Capital Research Global Investors disclaims beneficial ownership pursuant to Rule 13d-4. The Schedule 13G/A provides information only as of December 31, 2008 and, consequently, the beneficial ownership of the above-mentioned reporting persons may have changed between December 31, 2008 and March 1, 2009.

(3)	Based solely upon a Schedule 13G/A filed with the SEC on February 4, 2009 by Waddell & Reed Financial, Inc., or WDR, on behalf of itself, Ivy Investment Management Company, or IICO; Waddell & Reed Investment Management Company, or WRIMCO; Waddell & Reed, Inc., or WRI; and Waddell & Reed Financial Services, Inc., or WRFSI, reporting beneficial ownership as of December 31, 2008. According to the Schedule 13G/A, IICO has direct sole voting and dispositive power over 670,713 shares of our common stock, WRIMCO has direct sole voting and dispositive power over 2,157,200 shares of our common stock, WRI has indirect sole voting and dispositive power over 2,157,200 shares of our common stock, WRFSI has indirect sole voting and dispositive power over 2,157,200 shares of our common stock and WDR has indirect sole voting and dispositive power over 2,827,913 shares of our common stock. IICO is an investment advisory subsidiary of WDR. WRIMCO is an investment advisory subsidiary of WRI, which is a broker-dealer and underwriting subsidiary of WRFSI, which is a parent holding company and subsidiary of WDR, a publicly traded company. The clients of IICO and WRIMCO, including investment companies registered under the Investment Company Act of 1940 and other managed accounts, have the right to receive dividends from, as well as the proceeds from the sale of, such securities. The Schedule 13G/A notes that investment advisory contracts grant IICO and WRIMCO all investment and/or voting power over securities owned by such advisory clients, and investment sub-advisory contracts grant IICO and WRIMCO investment power over securities owned by such sub-advisory clients and, in most cases, voting power, but that any investment restriction of a sub-advisory contract does not restrict investment discretion or power in a material manner. Accordingly, IICO and/or WRIMCO may be deemed the beneficial owner of such securities. The Schedule 13G/A provides information only as of December 31, 2008 and, consequently, the beneficial ownership of the above-mentioned reporting person may have changed between December 31, 2008 and March 1, 2009.

(4)	Based solely upon a Schedule 13G/A filed with the SEC on February 17, 2009 by Wellington Management Company, LLP, or Wellington Management, reporting beneficial ownership as of December 31, 2008. According to the Schedule 13G/A, Wellington Management, in its capacity as investment adviser, may be deemed to beneficially own 6,638,775 shares of our common stock which are held of record by clients of Wellington Management. The Schedule 13G/A notes that such clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, our common stock. Wellington Management shares voting power over 5,891,823 shares of our common stock and shares dispositive power over 6,604,275 shares of our common stock. The Schedule 13G/A provides information only as of December 31, 2008 and, consequently, the beneficial ownership of the above-mentioned reporting person may have changed between December 31, 2008 and March 1, 2009.

(5)

Based solely upon a Schedule 13G/A filed with the SEC on February 13, 2009 by Next Century Growth Investors, LLC, or Next Century, on behalf of itself, Thomas L. Press and Donald M. Longlet, reporting beneficial ownership as of December 31, 2008. According to the Schedule 13G/A, each of the following shares voting and dispositive power over 3,375,819 shares of our common stock: (i) Next Century, a registered investment adviser, by virtue of its investment discretion and/or voting power over client securities, which may be revoked, (ii) Mr. Press, who serves as Director, Chairman and Chief Executive Officer of Next Century and (iii) Mr. Longlet, who serves as Director and President of Next Century. Such shares of common stock are held in investment advisory accounts of Next Century. Mr. Press owns in excess of 25% of Next Century and is a controlling person of Next Century. Each of Next Century and Messrs. Press and Longlet disclaim beneficial ownership of the shares except to the extent of each of their respective pecuniary interest therein. The Schedule 13G/A provides information only as of December 31, 2008 and, consequently, the beneficial ownership of the above-mentioned reporting persons may have changed between December 31, 2008 and March 1, 2009.

(6)	Based solely upon a Schedule 13G filed with the SEC on February 17, 2009 by SMALLCAP World Fund, Inc., or SMALLCAP, reporting beneficial ownership as of December 31, 2008. According to the Schedule 13G, SMALLCAP has sole voting power over 2,650,146 shares of our common stock. SMALLCAP, an investment company registered under the Investment Company Act of 1940, is advised by Capital Research and Management Company, or CRMC. CRMC manages equity assets for various investment companies through two divisions, Capital Research Global Investors and Capital World Investors. These divisions generally function separately from each other with respect to investment research activities and they make investment decisions and proxy voting decisions for the investment companies on a separate basis. Under certain circumstances, SMALLCAP may exercise voting power with respect to the shares held by it. The Schedule 13G provides information only as of December 31, 2008 and, consequently, the beneficial ownership of the above-mentioned reporting person may have changed between December 31, 2008 and March 1, 2009.

(7)	Includes 36,000 shares of our common stock that Dr. Curran has the right to acquire pursuant to options exercisable within 60 days of March 1, 2009.

(8)	Includes 35,333 shares of our common stock that Mr. Gallahue has the right to acquire pursuant to options exercisable within 60 days of March 1, 2009.

(9)	Includes 34,181 shares of our common stock that Mr. Howe has the right to acquire pursuant to options exercisable within 60 days of March 1, 2009.

(10)	Includes 32,666 shares of our common stock that Mr. Lukianov has the right to acquire pursuant to options exercisable within 60 days of March 1, 2009.

(11)	Includes 50,181 shares of our common stock that Mr. Matricaria has the right to acquire pursuant to options exercisable within 60 days of March 1, 2009.

(12)	Includes 36,000 shares of our common stock that Mr. Onopchenko has the right to acquire pursuant to options exercisable within 60 days of March 1, 2009.

(13)	Includes 946,203 shares of our common stock that Mr. Huennekens has the right to acquire pursuant to options exercisable within 60 days of March 1, 2009.

(14)	Includes 259,797 shares of our common stock that Mr. Dahldorf has the right to acquire pursuant to options exercisable within 60 days of March 1, 2009.

(15)	Includes 188,238 shares of our common stock that Mr. Burgess has the right to acquire pursuant to options exercisable within 60 days of March 1, 2009.

(16)	Includes 289,484 shares of our common stock that Mr. Sheridan has the right to acquire pursuant to options exercisable within 60 days of March 1, 2009.

(17)	Includes 197,878 shares of our common stock that Mr. Quinoy has the right to acquire pursuant to options exercisable within 60 days of March 1, 2009.

(18)	Includes 215,680 shares of our common stock that Mr. Lussier has the right to acquire pursuant to options exercisable within 60 days of March 1, 2009.

(19)	Includes an aggregate of 193,189 shares beneficially owned by an executive officer that is not a named executive officer, including options held by such executive officer to purchase an aggregate of 192,500 shares of our common stock within 60 days of March 1, 2009. For purposes of determining the number of shares beneficially owned by directors and executive officers as a group, any shares beneficially owned by more than one director or officer are counted only once.

Equity Compensation Plan Information

The following table provides certain information with respect to all of Volcano’s equity compensation plans in effect as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,320,806	$10.01	2,327,578	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	6,320,806	$10.01	2,327,578	(1)

(1)	Available for the grant of future rights under Volcano’s 2005 Equity Compensation Plan and 2007 Employee Stock Purchase Plan as of December 31, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Review of Related Party Transactions

Pursuant to the requirements set forth in applicable NASDAQ listing standards and as set forth in the charter of Volcano’s Audit Committee, the Audit Committee, or another independent body of Volcano’s Board of Directors, is charged with reviewing and approving related party transactions as required by applicable laws and regulations.

Pursuant to Volcano’s Code of Business Conduct and Ethics, all of Volcano’s directors, officers, employees and consultants are required to report to the Corporate Compliance Officer under the Code of Business Conduct and Ethics any existing or potential violation of the Code of Business Conduct and Ethics, including any related party transactions. In approving or rejecting a proposed related party transaction, the Audit Committee, or an independent body of Volcano’s Board of Directors, will consider the relevant facts and circumstances available and deemed relevant to the Audit Committee and the Board of Directors. The Audit Committee, or an independent body of Volcano’s Board of Directors, will approve only those related party transactions that, in light of known circumstances, are in, or are not inconsistent with, the best interests of Volcano as the Audit Committee or such independent body of Volcano’s Board of Directors determines in the good faith exercise of their discretion.

Transactions with Related Persons

Other than as described below, since January 1, 2008, there were no, nor are there any currently proposed, transactions or series of similar transactions to which we were a party or are a party in which:

•	the amounts involved exceeded or will exceed $120,000; and

•	a director, executive officer, holder of more than 5% of Volcano’s common stock or any member of their immediate family had or will have a direct or indirect material interest.

Executive Employment Agreements

Volcano has entered into employment agreements with Volcano’s executive officers that, among other things, provide for certain severance and change in control benefits. For a description of these agreements, see “Executive Compensation—Employment Agreements, Change in Control Arrangements, and Other Agreements.”

Director and Officer Indemnification

Volcano’s Amended and Restated Certificate of Incorporation contains provisions limiting the liability of Volcano’s directors. Volcano’s Bylaws provide that Volcano must indemnify its directors and officers and may indemnify Volcano’s other employees and agents to the fullest extent permitted by the Delaware General Corporation Law for judgments, penalties, fines, settlement amounts and expenses arising out of any event or occurrence by reason of the fact that such indemnitee is or was a director, officer, employee or agent, respectively, of Volcano. Volcano has entered and expects to continue to enter into agreements to indemnify its directors, executive officers and other employees as determined by Volcano’s Board of Directors. These agreements provide for indemnification for related expenses including attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding. Volcano believes that the amended and restated bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers. Volcano also maintains directors’ and officers’ liability insurance.

Independence of the Board of Directors and its Committees

As required under The NASDAQ Stock Market LLC, or NASDAQ, listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Volcano’s Board of Directors consults with Volcano’s counsel to ensure that the Board of Directors’ determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NASDAQ, as in effect from time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and Volcano, Volcano’s senior management and Volcano’s independent registered public accounting firm, the Board of Directors has affirmatively determined that the following six directors are independent directors within the meaning of the applicable NASDAQ listing standards: Dr. Curran, Mr. Gallahue, Mr. Howe, Mr. Lukianov, Mr. Matricaria and Mr. Onopchenko. In making this determination, the Board of Directors found that none of these directors or nominees for director had a material or other disqualifying relationship with Volcano. Mr. Huennekens, Volcano’s President and Chief Executive Officer, is not an independent director by virtue of his employment with Volcano. All of the committees of Volcano’s Board of Directors are comprised entirely of directors determined by the Board of Directors to be independent within the meaning of the applicable NASDAQ listing standards.

Item 14.	Principal Accounting Fees and Services.

The following table sets forth the aggregate fees charged to Volcano by Ernst & Young LLP for audit services rendered in connection with the audited consolidated financial statements and reports, stock offering-related fees, acquisition-related fees and for other services rendered, as well as all out-of-pocket costs incurred in connection with these services for fiscal 2008 and 2007 to Volcano and its subsidiaries:

	2008	2007
Audit fees	$1,240,000	$1,518,000
Audit-related fees	1,788,000	390,000
Tax fees	—	48,000

Total	$3,028,000	$1,956,000

Audit Fees. Fiscal 2008 and 2007 audit fees consist of fees billed for professional services rendered for the integrated audit of Volcano’s consolidated financial statements and its internal control over financial reporting, review of the interim condensed consolidated financial statements included in quarterly reports on Form 10-Q, SEC and other regulatory filings, and accounting consultations.

Audit-Related Fees. Fiscal 2008 and 2007 audit-related fees consist of fees for other audit-related professional services. Fiscal 2008 and 2007 fees include $1,784,000 and $387,000, respectively, of fees billed for professionals services rendered for accounting consultations and audits in connection with acquisitions.

Tax Fees. Fiscal 2007 tax fees consist of fees for professional services rendered for tax compliance, tax planning and tax advice.

All fees described above were pre-approved by the Audit Committee or the Audit Committee chairperson pursuant to the authority described below.

Pre-Approval Policies and Procedures

Volcano’s Audit Committee, or the Audit Committee chairperson, pre-approves all audit and permissible non-audit services provided by Ernst & Young LLP, Volcano’s independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Prior to engaging Ernst & Young LLP to render an audit or permissible non-audit service, the Audit Committee, or the Audit Committee chairperson, specifically approves the engagement of Ernst & Young LLP to render that service. The Audit Committee chairperson can pre-approve any services, provided, however, that the Audit Committee is advised immediately and, at its next scheduled meeting, the Audit Committee ratifies any services pre-approved by the Audit Committee chairperson. Accordingly, Volcano does not engage Ernst & Young LLP to render audit or permissible non-audit services pursuant to pre-approval policies and procedures or otherwise, unless the engagement to provide such services has been approved by Volcano’s Audit Committee, or the Audit Committee chairperson, in advance. Volcano’s Audit Committee has determined that the rendering of services other than audit services by Ernst & Young LLP is compatible with maintaining Ernst & Young LLP’s independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Index of Financial Statements:

(1)	The financial statements required by Item 15(a) are filed in Item 8 of this Annual Report on Form 10-K.

(2)	Schedules required by Item 15(a) are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

b) Index of Exhibits:

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated July 10, 2003, by and among Jomed Inc., Jomed N.V., Jomed GmbH, Jomed Benelux S.A. and the Registrant (filed as Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

2.2†	Asset Transfer Agreement, dated July 3, 2003, by and between Pacific Rim Medical Ventures Corp and Koninklijke Philips Electronics N.V. (filed as Exhibit 2.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

2.3	Agreement and Plan of Merger, dated December 7, 2007, by and among the Registrant, Corazon Acquisition, Inc., CardioSpectra, Inc. and Christopher E. Banas and Paul Castella, as the Shareholders’ Representatives (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A (File No. 000-52045), as originally filed on March 4, 2008, and incorporated herein by reference).

2.4	Agreement and Plan of Merger, dated as of May 14, 2008, by and among Volcano Corporation, Lava Merger, Inc., Novelis Inc. and Paul Magnin (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on May 19, 2008, and incorporated herein by reference).

2.5	Agreement and Plan of Merger, dated as of December 22, 2008, by and among Volcano Corporation, Hummingbird Merger, Inc., Axsun Technologies, Inc. and William Seifert.

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on August 29, 2008, and incorporated herein by reference).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

4.3	Fourth Amended and Restated Investor Rights Agreement, dated February 18, 2005, by and among the Registrant and certain stockholders (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

Exhibit Number	Description
4.4	Rights Agreement, dated June 20, 2006, by and between the Registrant and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

10.1*	Form of Indemnification Agreement for directors and executive officers (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.2*	2000 Long Term Incentive Plan and forms of Stock Option Agreements thereunder (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 5, 2006, and incorporated herein by reference).

10.3*	2005 Equity Compensation Plan (filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-145761), as originally filed on August 29, 2007, and incorporated herein by reference).

10.3a*	2005 Equity Compensation Plan Forms of Stock Option Agreements and Stock Grant Agreement thereunder (forms filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 5, 2006, and incorporated herein by reference).

10.3b*	2005 Equity Compensation Plan Form of Grantee Restriction Agreement (filed as Exhibit 10.3a to the Registrant’s Annual Report on Form 10-K, as amended (File No. 000-52045), as originally filed on March 23, 2007, as amended, and incorporated herein by reference).

10.3c*	2005 Equity Compensation Plan Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on March 4, 2008, and incorporated herein by reference).

10.4*	2007 Employee Stock Purchase Plan (filed as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-145761), filed with the SEC on August 29, 2007, and incorporated herein by reference).

10.5†	License Agreement by and between the Registrant and The Cleveland Clinic Foundation, dated April 30, 2002 (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.6*	Amended and Restated Employment Agreement by and between the Registrant and R. Scott Huennekens, dated February 28, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on March 4, 2008, and incorporated herein by reference).

10.7*	Employment Agreement by and between the Registrant and Jorge J. Quinoy, dated December 10, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on December 12, 2008, and incorporated herein by reference).

10.8*	Amended and Restated Employment Agreement by and between the Registrant and John T. Dahldorf, dated February 28, 2008 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on March 4, 2008, and incorporated herein by reference).

10.9	Standard Multi-Tenant Office Lease—Gross, dated June 13, 2005, by and between Ethan Conrad and the Registrant, as amended(filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

Exhibit Number	Description
10.10	Net Lease Agreement, dated January 10, 1996, by and among the Registrant, Panattoni-Catlin Venture XXVI and Endosonics Corporation, as amended (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.11	Standard Industrial/Commercial Multi-Tenant Lease, dated January 16, 2001, by and between 1325 “J” Street L.P. and Jomed Incorporated, as amended (filed as Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 5, 2006, and incorporated herein by reference).

10.12†	Supply Agreement, dated July 21, 2003, by and between the Registrant and AVE Galway Limited (filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.13	License Agreement, dated July 21, 2003, by and between the Registrant and AVE Galway Limited (filed as Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.14	Termination Agreement, dated May 19, 2008, between the Registrant and Goodman Company, Ltd. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 7, 2008, and incorporated herein by reference).

10.15†	Supply and Distribution Agreement, dated March 16, 2006, between General Electric Medical Systems Scs and the Registrant (filed as Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.16†	Amended and Restated Japanese Distribution Agreement, dated March 17, 2006, by and among the Registrant, Volcano Japan Co., Ltd. and Fukuda Denshi Co., Ltd. (filed as Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.17*	Managing Director Agreement, dated March 20, 2006, by and between Volcano Europe NV and Michel Lussier (filed as Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.18†	Termination of Option to Distribute Agreement, dated January 27, 2006, by and between Medtronic Vascular, Inc. and the Registrant (filed as Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

10.19†	Software Development and License Agreement, dated May 10, 2006, by and between Paieon, Inc. and the Registrant (filed as Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

10.20†	Manufacturing Services Agreement, dated July 14, 2006, by and between Volcano Corporation and Endicott Interconnect Technologies, Inc. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

10.21*	Director Compensation Policy, as revised on August 27, 2007 (filed as Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on November 13, 2007, and incorporated herein by reference).

Exhibit Number	Description
10.22*	2008 Commission Plan between the Registrant and Jorge Quinoy (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on April 21, 2008, and incorporated herein by reference).

10.23*	Named Executive Officer Cash Compensation Arrangements.

12.1	Ratio of earnings to fixed charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See signature pages hereto).

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

*	Management contract or compensatory plan or arrangement.

**	The certifications attached as Exhibits 32.1 and 32.2 accompany this annual report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of March 2009.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ R. SCOTT HUENNEKENS R. Scott Huennekens	President and Chief Executive Officer and Director (principal executive officer)	March 9, 2009

/s/ JOHN T. DAHLDORF John T. Dahldorf	Chief Financial Officer (principal financial officer and principal accounting officer)	March 9, 2009

/s/ CONNIE R. CURRAN, RN, ED.D. Connie R. Curran, RN, Ed.D.	Director	March 9, 2009

/s/ KIERAN T. GALLAHUE Kieran T. Gallahue	Director	March 9, 2009

/s/ LESLEY H. HOWE Lesley H. Howe	Director	March 9, 2009

/s/ ALEXIS V. LUKIANOV Alexis V. Lukianov	Director	March 9, 2009

/s/ RONALD A. MATRICARIA Ronald A. Matricaria	Director	March 9, 2009

/s/ JOHN ONOPCHENKO John Onopchenko	Director	March 9, 2009

EXHIBIT INDEX

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated July 10, 2003, by and among Jomed Inc., Jomed N.V., Jomed GmbH, Jomed Benelux S.A. and the Registrant (filed as Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

2.2†	Asset Transfer Agreement, dated July 3, 2003, by and between Pacific Rim Medical Ventures Corp and Koninklijke Philips Electronics N.V. (filed as Exhibit 2.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

2.3	Agreement and Plan of Merger, dated December 7, 2007, by and among the Registrant, Corazon Acquisition, Inc., CardioSpectra, Inc. and Christopher E. Banas and Paul Castella, as the Shareholders’ Representatives (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A (File No. 000-52045), as originally filed on March 4, 2008, and incorporated herein by reference).

2.4	Agreement and Plan of Merger, dated as of May 14, 2008, by and among Volcano Corporation, Lava Merger, Inc., Novelis Inc. and Paul Magnin (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on May 19, 2008, and incorporated herein by reference).

2.5	Agreement and Plan of Merger, dated as of December 22, 2008, by and among Volcano Corporation, Hummingbird Merger, Inc., Axsun Technologies, Inc. and William Seifert.

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on August 29, 2008, and incorporated herein by reference).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

4.3	Fourth Amended and Restated Investor Rights Agreement, dated February 18, 2005, by and among the Registrant and certain stockholders (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.4	Rights Agreement, dated June 20, 2006, by and between the Registrant and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

10.1*	Form of Indemnification Agreement for directors and executive officers (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.3*	2005 Equity Compensation Plan (filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-145761), as originally filed on August 29, 2007, and incorporated herein by reference).

Exhibit Number	Description
10.3a*	2005 Equity Compensation Plan Forms of Stock Option Agreements and Stock Grant Agreement thereunder (forms filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 5, 2006, and incorporated herein by reference).

10.3b*	2005 Equity Compensation Plan Form of Grantee Restriction Agreement (filed as Exhibit 10.3a to the Registrant’s Annual Report on Form 10-K, as amended (File No. 000-52045), as originally filed on March 23, 2007, as amended, and incorporated herein by reference).

10.3c*	2005 Equity Compensation Plan Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on March 4, 2008, and incorporated herein by reference).

10.4*	2007 Employee Stock Purchase Plan (filed as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-145761), filed with the SEC on August 29, 2007, and incorporated herein by reference).

10.5†	License Agreement by and between the Registrant and The Cleveland Clinic Foundation, dated April 30, 2002 (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.6*	Amended and Restated Employment Agreement by and between the Registrant and R. Scott Huennekens, dated February 28, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on March 4, 2008, and incorporated herein by reference).

10.7*	Employment Agreement by and between the Registrant and Jorge J. Quinoy, dated December 10, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on December 12, 2008, and incorporated herein by reference).

10.8*	Amended and Restated Employment Agreement by and between the Registrant and John T. Dahldorf, dated February 28, 2008 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on March 4, 2008, and incorporated herein by reference).

10.9	Standard Multi-Tenant Office Lease—Gross, dated June 13, 2005, by and between Ethan Conrad and the Registrant, as amended(filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.10	Net Lease Agreement, dated January 10, 1996, by and among the Registrant, Panattoni-Catlin Venture XXVI and Endosonics Corporation, as amended (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.11	Standard Industrial/Commercial Multi-Tenant Lease, dated January 16, 2001, by and between 1325 “J” Street L.P. and Jomed Incorporated, as amended (filed as Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 5, 2006, and incorporated herein by reference).

10.12†	Supply Agreement, dated July 21, 2003, by and between the Registrant and AVE Galway Limited (filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

Exhibit Number	Description
10.13	License Agreement, dated July 21, 2003, by and between the Registrant and AVE Galway Limited (filed as Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.14	Termination Agreement, dated May 19, 2008, between the Registrant and Goodman Company, Ltd. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 7, 2008, and incorporated herein by reference).

10.15†	Supply and Distribution Agreement, dated March 16, 2006, between General Electric Medical Systems Scs and the Registrant (filed as Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.16†	Amended and Restated Japanese Distribution Agreement, dated March 17, 2006, by and among the Registrant, Volcano Japan Co., Ltd. and Fukuda Denshi Co., Ltd. (filed as Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.17*	Managing Director Agreement, dated March 20, 2006, by and between Volcano Europe NV and Michel Lussier (filed as Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.18†	Termination of Option to Distribute Agreement, dated January 27, 2006, by and between Medtronic Vascular, Inc. and the Registrant (filed as Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

10.19†	Software Development and License Agreement, dated May 10, 2006, by and between Paieon, Inc. and the Registrant (filed as Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

10.20†	Manufacturing Services Agreement, dated July 14, 2006, by and between Volcano Corporation and Endicott Interconnect Technologies, Inc. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

10.21*	Director Compensation Policy, as revised on August 27, 2007 (filed as Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on November 13, 2007, and incorporated herein by reference).

10.22*	2008 Commission Plan between the Registrant and Jorge Quinoy (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on April 21, 2008, and incorporated herein by reference).

10.23*	Named Executive Officer Cash Compensation Arrangements.

12.1	Ratio of earnings to fixed charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See signature pages hereto).

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit Number	Description
32.1**	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.
*	Management contract or compensatory plan or arrangement.
**	The certifications attached as Exhibits 32.1 and 32.2 accompany this annual report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.