Form 10-Q
period 2009-03-31
Volcano Corp
filed 2009-05-07
CIK 1354217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-52045

Volcano Corporation

(Exact name of registrant as specified in its charter)

Delaware	33-0928885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3661 Valley Centre Drive, Suite 200 San Diego, CA	92130
(Address of principal executive offices)	(Zip Code)

(800) 228-4728

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2009
Common stock, $0.001 par value	48,307,669

VOLCANO CORPORATION

Quarterly Report on Form 10-Q for the quarter ended March 31, 2009

EX-10.2

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VOLCANO CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$106,532	$100,949
Short-term available-for-sale investments	37,360	48,941
Accounts receivable, net	35,984	41,795
Inventories	31,147	28,936
Prepaid expenses and other current assets	4,736	5,869

Total current assets	215,759	226,490
Restricted cash	288	327
Property and equipment, net	31,874	30,007
Intangible assets, net	14,648	15,636
Goodwill	901	842
Other non-current assets	1,959	2,177

Total assets	$265,429	$275,479

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,174	$14,867
Accrued compensation	10,084	12,690
Accrued expenses and other current liabilities	8,833	10,745
Deferred revenues	5,224	5,872
Short-term debt	—	151
Current maturities of long-term debt	58	57

Total current liabilities	38,373	44,382
Long-term debt	20	34
Deferred license fee from a related party	813	875
Other	648	456

Total liabilities	39,854	45,747
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value of $0.001; 10,000 shares authorized; no shares issued and outstanding at March 31, 2009 and December 31, 2008.	—	—
Common stock, par value of $0.001; 250,000 shares authorized at March 31, 2009 and December 31, 2008; 48,262 and 47,883 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	48	48
Additional paid-in capital	340,888	337,063
Accumulated other comprehensive loss	(3,444)	(3,076)
Accumulated deficit	(111,917)	(104,303)

Total stockholders’ equity	225,575	229,732

Total liabilities and stockholders’ equity	$265,429	$275,479

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues	$48,959	$36,647
Cost of revenues	20,649	13,629

Gross profit	28,310	23,018
Operating expenses:
Selling, general and administrative	25,080	22,059
Research and development	8,769	5,637
In-process research and development	—	175
Amortization of intangibles	1,052	773

Total operating expenses	34,901	28,644

Operating loss	(6,591)	(5,626)
Interest income	301	1,833
Interest expense	(2)	(4)
Exchange rate (loss) gain	(1,128)	1,679

Loss before provision for income taxes	(7,420)	(2,118)
Provision for income taxes	194	208

Net loss	$(7,614)	$(2,326)

Net loss per share—basic and diluted	$(0.16)	$(0.05)

Shares used in calculating net loss per share—basic and diluted	48,032	47,030

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2008	47,883	$48	$337,063	$(104,303)	$(3,076)	$229,732
Issuance of common stock under equity plans, net of shares repurchased	379	—	1,134			1,134
Employee stock-based compensation cost			2,637			2,637
Non-employee stock-based compensation cost			54			54
Comprehensive loss						—
Net loss				(7,614)		(7,614)
Foreign currency translation adjustments					(280)	(280)
Unrealized net loss on available-for-sale investments					(88)	(88)

Total comprehensive loss						(7,982)

Balance at March 31, 2009	48,262	$48	$340,888	$(111,917)	$(3,444)	$225,575

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities
Net loss	$(7,614)	$(2,326)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,404	2,220
Accretion of investment discount, net	127	(245)
Non-cash stock-based compensation expense	2,715	2,061
Loss (gain) on foreign exchange	1,128	(1,679)
Loss on disposal of long-lived assets	98	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	5,432	3,139
Inventories	(2,325)	(1,019)
Prepaid expenses and other assets	1,319	99
Accounts payable	(791)	(1,402)
Accrued compensation	(2,574)	(899)
Accrued expenses and other liabilities	(1,090)	563
Deferred revenues	(674)	335

Net cash (used in) provided by operating activities	(845)	847

Investing activities
Purchase of short-term available-for-sale securities	(20,540)	(41,516)
Sale or maturity of short-term available-for-sale securities	31,907	52,400
Capital expenditures	(4,199)	(2,074)
Cash paid for acquisitions	(699)	(975)
Cash paid for other intangibles	(64)	(29)
Proceeds from sale of long-lived assets	—	8

Net cash provided by investing activities	6,405	7,814

Financing activities
Repayment of short-term debt	(151)	—
Repayment of long-term debt	(14)	(80)
Proceeds from sale of common stock under employee stock purchase plan	998	767
Proceeds from exercise of common stock options	539	231
Repurchases of common stock	(403)	—
Release of restricted cash	32	—

Net cash provided by financing activities	1,001	918
Effect of exchange rate changes on cash and cash equivalents	(978)	80

Net increase in cash and cash equivalents	5,583	9,659
Cash and cash equivalents, beginning of period	100,949	122,913

Cash and cash equivalents, end of period	$106,532	$132,572

Supplemental disclosures
Cash paid for interest	$2	$4
Cash paid for income taxes	$29	$78

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation and Nature of Operations

The unaudited consolidated financial statements of Volcano Corporation (“we”, “us”, “our” or the “Company”) contained in this quarterly report on Form 10-Q include our financial statements and the financial statements of our wholly-owned subsidiaries, Volcano Japan Co. Ltd. (“Volcano Japan”), Volcano Europe S.A./N.V. (“Volcano Europe”), Axsun Technologies, Inc. (“Axsun”) and Volcano Therapeutics South Africa (Pty) Ltd., a wholly-owned subsidiary of Volcano Europe. We design, develop, manufacture and commercialize a broad suite of intravascular ultrasound (“IVUS”) and functional measurement (“FM”) products that we believe enhance the diagnosis and treatment of vascular and structural heart disease. Our IVUS products consist of consoles, single-procedure disposable catheters and advanced functionality options and our FM products consist of pressure and flow consoles and single-procedure disposable pressure and flow guide wires. We are also developing ultra-high resolution Optical Coherence Tomography (“OCT”) systems and catheters, Forward-Looking IVUS (“FLIVUS”) systems and catheters and image-guided therapy products. We also develop and manufacture optical monitors, lasers, and optical engines used in OCT imaging systems and advanced photonic components and subsystems used in spectroscopy and other industrial applications.

We have prepared the accompanying financial information at March 31, 2009 and for the three months ended March 31, 2009 and 2008, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008.

In the opinion of management, the unaudited financial information at March 31, 2009 and for the three months ended March 31, 2009 and 2008 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Concentrations of Credit Risk

Goodman Company, Ltd. (“Goodman”), a distributor of our IVUS and FM products in Japan, accounted for approximately 12% and 19% of our revenues for the three months ended March 31, 2009 and 2008, respectively, and approximately 13% and 18% of our trade receivables at March 31, 2009 and December 31, 2008, respectively. No other single customer accounted for more than 10% of our revenues for any period presented and at March 31, 2009 and December 31, 2008, no other single customer accounted for more than 10% of our trade receivables.

In May 2008, we and Goodman mutually terminated our exclusive distribution agreements related to the distribution of our IVUS and FM products in Japan. We did not pay and we are not obligated to pay a fee in connection with this termination. Upon termination of our agreements with Goodman, we monitor the credit risk associated with Goodman as well as other general economic conditions and, accordingly, we have made and continue to make adjustments to the credit terms that are extended to Goodman. We have accelerated our direct sales strategy in Japan and currently expect to place and sell our products in Japan directly through an internal sales force beginning in the second quarter of 2009. Accordingly, as we implement this direct sales strategy, we expect to reduce distribution of our products through Goodman during the second and third quarters of 2009. We are currently discussing with Goodman the terms of our transition and currently cannot ascertain the timing and the impact of the transition on our operating expenses and subsequent net income. There is no assurance that we will reach an agreement with Goodman. Regardless of whether we reach an agreement with Goodman relating to the transition, our efforts to implement a direct sales strategy in Japan may adversely impact our revenues, results of operations and financial condition and cause us to incur additional expenses sooner than initially planned.

Stock-Based Compensation

We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective method. We recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards. See Note 7 “Stockholders’ Equity” for additional information.

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

Accrued warranty liability is included in accrued expenses and other current liabilities in the unaudited consolidated balance sheets. The change in the accrued warranty liability for the three months ended March 31, 2009 and 2008 is summarized in the following table (in thousands):

	Three Months Ended March 31,
	2009	2008
Balance at beginning of period	$1,104	$1,129
Warranties issued	435	433
Settlements	(506)	(571)

Balance at end of period	$1,033	$991

Net Loss Per Share

Basic and diluted net loss per share is presented in accordance with SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing consolidated net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing consolidated net loss by the weighted-average number of common shares outstanding and dilutive common stock equivalent shares outstanding during the period. For the three months ended March 31, 2009 and 2008, our potentially dilutive shares, which include outstanding common stock options, restricted stock units and warrants have not been included in the computation of diluted net loss per share, as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. We were in a loss position for all periods presented and, accordingly, there is no difference between basic net loss per share and diluted net loss per share.

The basic and diluted net loss per share calculations for the three months ended March 31, 2009 and 2008 are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
Net loss	$(7,614)	$(2,326)

Weighted-average number of shares used in computing net loss per share—basic and diluted	48,032	47,030

Net loss per share—basic and diluted	$(0.16)	$(0.05)

The following table sets forth potential shares of common stock at the end of each period presented that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive (in thousands):

	March 31,
	2009	2008
Stock options outstanding	5,968	5,656
Unvested restricted stock units	769	365
Warrants to purchase common stock	—	127

Collaboration Arrangements

We enter into collaboration arrangements with third-parties to perform research and development activities on our behalf. We account for these collaboration arrangements in accordance with the Emerging Issues Task Force (“EITF”) Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”) and EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”). Expenses recognized for our collaboration arrangements are recorded in research and development expense.

Recent Accounting Pronouncements

In April 2009 the Financial Accounting Standards Board (“FASB”) issued three related Staff Positions: (i) FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), (ii) FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FSP FAS 124-2”), and (iii) FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), which will be effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157, Fair Value Measurements (“SFAS 157”), in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of an asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP FAS 115-2 and FSP FAS 124-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP FAS 107-1 and APB 28-1 enhances the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We are currently evaluating the impact these FSPs will have on our consolidated financial position and results of operations.

On January 1, 2009, we adopted EITF 07-1. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF Issue No. 99-19. EITF 07-1 also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, the rights and obligations under the arrangement, the accounting policy, the amount and the income statement classification of collaboration transactions between the parties. The adoption of EITF 07-1 did not have a material impact on our current or prior consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”), which provides revised guidance on the acquisition of businesses. This standard changes the current guidance to require that all acquired assets, liabilities, minority interests and certain contingencies be measured at fair value, and certain other acquisition-related costs be expensed rather than capitalized. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) will apply to all of our future business combinations.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for non-controlling interests in consolidated financial statements. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and early adoption is prohibited. We do not have non-controlling interests that require application of the pronouncement.

In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal periods beginning after November 15, 2008. We adopted SFAS 157 to our nonfinancial assets and nonfinancial liabilities, which include assets and liabilities acquired in connection with business combinations and intangible assets. Our adoption of SFAS 157 for nonfinancial assets and liabilities did not have an impact on our consolidated financial position as of March 31, 2009 or our results of operations for the three months ended March 31, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We currently have no derivatives or hedging activities that require application of the pronouncement.

In April 2008, the FASB issued a final FSP on SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. FSP FAS 142-3 will apply to all of our future acquisitions of intangible assets.

2. Acquisitions

CardioSpectra Acquisition

On December 18, 2007, we acquired CardioSpectra, Inc. (“CardioSpectra”), a privately-held company, as a wholly-owned subsidiary of Volcano. The acquisition was accounted for as an asset purchase in accordance with SFAS No. 141, Business Combinations (“SFAS 141”).

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

At March 31, 2009, the in-vivo testing had begun for the OCT program and it is expected to commercialize by late 2010. We will use commercially reasonable efforts to cause the milestones to occur. However, if we reasonably determine that a technical failure or commercial failure has occurred with respect to all or a part of the OCT program, we may, at our sole discretion, terminate all or part of the OCT cardiovascular program.

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

Axsun Acquisition

On December 24, 2008, we acquired all of the outstanding equity interests in Axsun, a privately-held company that develops and manufactures optical monitors for telecommunications, lasers and optical engines used in OCT imaging systems and advanced photonic components and subsystems used in spectroscopy and other industrial applications. The aggregate purchase price of $23.7 million consisted of $21.5 million paid in cash, $842,000 of accrued purchase consideration related to a working capital adjustment as defined in the purchase agreement, assumed liabilities of $6.5 million, and transaction costs of $725,000, net of cash received of $5.8 million. We recorded an additional $59,000 of transaction costs to goodwill during the three months ended March 31, 2009.

Of the $21.5 million cash consideration, $2.3 million was contributed to two escrow funds. The first escrow fund of $120,000 will be available to indemnify us for damages arising from the exercise of appraisal rights by the former stockholders of Axsun and is subject to release when all such claims are resolved. As of March 31, 2009, there were no outstanding claims against the escrow and we expect the balance of the escrow account to be released in May 2009. The second escrow fund of $2.2 million is available to indemnify us and related indemnitees for certain matters, including breaches of representations and warranties and covenants included in the merger agreement for 15 months following the closing.

3. Financial Statement Details

Cash and Cash Equivalents and Short-Term Available-for-Sale Investments

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

The fair value of our financial assets subject to the disclosure requirements of SFAS 157 was determined using the following levels of inputs at March 31, 2009 and December 31, 2008 (in thousands):

	Fair Value Measurements at March 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Cash	$12,822	$12,822	$—	$—
Money market funds	93,710	93,710	—	—
Corporate debt securities	27,374	27,374	—	—
U.S. Treasury and agency debt securities	9,986	9,986	—	—

Total	$143,892	$143,892	$—	$—

	Fair Value Measurements at December 31, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Cash	$14,243	$14,243	$—	$—
Money market funds	86,706	86,706	—	—
Corporate debt securities	43,941	43,941	—	—
U.S. Treasury and agency debt securities	5,000	5,000	—	—

Total	$149,890	$149,890	$—	$—

During the three months ended March 31, 2009, no transfers were made into or out of the Level 2 or Level 3 categories.

Short-term investments have been classified as available-for-sale investments. At March 31, 2009, available-for-sale investments are detailed as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$27,403	$31	$60	$27,374
U.S. Treasury and agency debt securities	9,979	7	—	9,986

Total	$37,382	$38	$60	$37,360

We invest our excess funds in short-term securities issued by the United States government, corporations, banks, municipalities, financial holding companies and in money market funds comprised of these same types of securities. Our cash and cash equivalents and short-term available-for-sale investments are placed with high credit quality financial institutions. Additionally, we diversify our investment portfolio in order to maintain safety and liquidity and we do not hold auction-rate or mortgage-backed securities. As of March 31, 2009, all of our investments will mature within one year. These investments are recorded at their estimated fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss.

Inventories

Inventories consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Finished goods	$8,423	$10,121
Work-in-process	8,241	6,592
Raw materials	14,483	12,223

Total	$31,147	$28,936

4. Debt and Credit Facilities

In January 2009, we paid all principal and interest outstanding under the Loan and Security Agreement assumed in our acquisition of Axsun totaling $153,000, which represents the principal balance of $151,000 plus accrued interest.

The amounts outstanding for long-term debt all relate to capital leases at March 31, 2009 and December 31, 2008.

5. Intangible Assets

Intangible assets consist of developed technology, customer relationships, assembled workforce, licenses and patents and trademarks, which are amortized using the straight-line method over periods ranging from three to ten years, representing the estimated useful lives of the assets.

During the three months ended March 31, 2009, we recorded intangible asset additions of $64,000 related to internally developed patents and trademarks.

At March 31, 2009, intangible assets subject to amortization, by major class, consisted of the following (in thousands):

	March 31, 2009
	Cost	Accumulated Amortization	Net	Weighted- Average Life (in years)
Developed technology	$20,565	$11,259	$9,306	7.3
Licenses	7,034	4,257	2,777	10.0
Customer relationships	2,473	1,509	964	6.7
Patents and trademarks	2,146	733	1,413	7.3
Assembled workforce	274	86	188	4.0

Total	$32,492	$17,844	$14,648	7.6

At March 31, 2009, future amortization expense associated with our intangible assets is expected to be as follows (in thousands):

2009 (remaining nine months)	$3,162
2010	2,040
2011	2,039
2012	1,969
2013	1,636
Thereafter	3,802

Total	$14,648

6. Commitments and Contingencies

Litigation

On January 7, 2009, LightLab Imaging Inc., or LightLab, filed a complaint against Volcano and its wholly-owned subsidiary, Axsun, in the Superior Court of Massachusetts, Suffolk County, seeking injunctive relief and unspecified damages. LightLab’s complaint alleges that Volcano interfered with LightLab’s development and supply agreement with Axsun, or Agreement, and its advantageous business relationship with Axsun, that Axsun breached its Agreement and that Axsun and Volcano misappropriated LightLab’s confidential information and trade secrets. The allegations in the complaint are based in large part on Volcano’s acquisition of Axsun and Volcano’s resulting access to the technical specifications and related pricing and order information with respect to the lasers manufactured by Axsun for LightLab. LightLab, a wholly owned subsidiary of Goodman, which is a distributor of Volcano’s IVUS and FM products in Japan, develops and sells OCT products for cardiovascular imaging and other medical uses. Along with its complaint, on January 7, 2009, LightLab also filed a motion for a temporary restraining order, which Axsun and Volcano opposed. On January 8, 2009, the Superior Court in Massachusetts issued a preliminary injunction against Axsun and Volcano, noting that discovery had been limited and directing the parties to prepare for a full hearing following more complete discovery. Following the discovery and subsequent hearing, the court reconsidered the broad injunction and on March 16, 2009 issued a much more limited order that provides that Axsun comply with the Agreement by not disclosing LightLab’s confidential information to Volcano. The order also provided that Axsun could not work with Volcano on the very specific version of the tunable laser as detailed in an exhibit to the Agreement. Subsequent to the court decision, LightLab filed an interlocutory appeal of this order which was denied. In addition, on March 3, 2009, LightLab filed a motion seeking an additional injunction to require Axsun to amend the Agreement to define the lasers to be delivered by Axsun under the Agreement to be a newer version developed and manufactured by Axsun. On April 2, 2009, the court denied LightLab’s motion for the additional injunction. A trial date has been scheduled for January 5, 2010. We believe the complaint is without merit and are defending ourselves vigorously. Under the existing order Axsun can continue to sell its lasers and micro-electro-mechanical systems to the market, including to Volcano, except Axsun cannot sell the specific tunable laser design detailed in the Agreement for cardiovascular imaging to any person other than Lightlab as long as Lightlab continues to have exclusive rights in the specified lasers under the Agreement. In addition, Volcano can proceed with working with Axsun on the design of other lasers for use with Volcano’s OCT products. Due to the preliminary nature of the litigation we are not able to make a reliable estimate of the range of possible loss, if any, and no loss reserves have been recorded related to the complaint in our financial statements.

We may also be a party to various other claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred and were not material in any period reported. Additionally, we assess, in conjunction with our legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. We believe that the ultimate disposition of these matters will not have a material impact on our consolidated results of operations, financial position or cash flows. Our evaluation of the likely impact of these matters could change in the future and unfavorable outcomes and/or defense costs, depending upon the amount and timing, could have a material adverse effect on results of operations or cash flows in future periods.

Operating Leases

We entered into a facility lease agreement for approximately 22,000 square feet of office space for our new corporate headquarters in San Diego, California for which we are obligated to pay approximately $633,000 of rent over a 16 month period commencing on April 1, 2009. Approximately $248,000 of rent is payable by December 31, 2009. We provided a $55,000 security deposit in accordance with the terms of the lease. We also renewed the facility lease for our facility in Billerica, Massachusetts for which we are obligated to pay approximately $2.9 million of rent over a five year period commencing on November 1, 2009. We have the right to renew the lease for an additional five years. The lease contains a rent escalation clause of approximately 3% per year in each of the successive years of the lease term. Rent expense is being recognized on a straight-line basis over the minimum lease terms.

Purchase Commitments

We have obligations under non-cancelable purchase commitments for inventory, primarily raw materials. At March 31, 2009, the future minimum payments under these non-cancelable purchase commitments totaled $21.8 million. Approximately $19.5 million of these commitments will require payment prior to December 31, 2009 and the remaining amounts will require payment at various dates through December 31, 2011.

Indemnification

Our supplier, distributor and collaboration agreements generally include certain provisions for indemnification against liabilities if our products are recalled, infringe a third-party’s intellectual property rights or cause bodily injury due to alleged defects in our products. In addition, we have agreements with our present and former directors and executive officers indemnifying them against liabilities arising from service in their respective capacities to the Company. We maintain directors’ and officers’ insurance policies that may limit our exposure to such liabilities. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

CardioSpectra Acquisition

In connection with our December 2007 acquisition of CardioSpectra, we may make additional payments of up to an aggregate of $38.0 million in the event that certain milestones, as set forth in the Merger Agreement (see Note 2), are achieved.

Novelis Acquisition

In connection with the Novelis Acquisition (see Note 2), we may make an additional cash payment of $3.0 million based on the achievement of a specific regulatory milestone.

Collaboration Agreements

In October 2007, we signed a clinical research support agreement with a third party in which the third party will conduct clinical studies concerning drug eluting stents. We have agreed to provide a total of $4.6 million to fund clinical study activities. We have a remaining obligation of up to $4.1 million and we will be billed as services are performed under the agreement.

7. Stockholders’ Equity

Stock Benefit Plans

At March 31, 2009, we have granted options and restricted stock units (“RSUs”) under the 2005 Equity Compensation Plan (the “2005 Plan”) and we have granted options under the 2000 Long Term Incentive Plan (the “2000 Plan”) under which a maximum aggregate number of 11,662,558 shares of our common stock may be issued or transferred to our employees, non-employee directors and consultants. Commencing in October 2005, options and awards have been and continue to be granted under the 2005 Plan. Options previously granted under the 2000 Plan that are cancelled or expire will increase the shares available for grant under the 2005 Plan. In addition, employees have purchased shares of the Company’s common stock under the 2007 Employee Stock Purchase Plan (the “Purchase Plan”). At March 31, 2009, 1,610,554 shares and 870,525 shares remained available to grant under the 2005 Plan and the Purchase Plan, respectively.

Stock Option Activity

Option activity for the three months ended March 31, 2009 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	5,957,995	$10.62
Granted	472,000	13.84
Exercised	(239,961)	2.25
Forfeited or expired	(222,334)	17.35

Outstanding and exercisable at March 31, 2009	5,967,700	10.96	5.4	$29,231

Vested and expected to vest at March 31, 2009	5,889,347	10.91	5.4	29,146

The total intrinsic value of stock options exercised during the three months ended March 31, 2009 and 2008 was $3.0 million and $896,000, respectively, which represents the difference between the exercise price of the option and the fair value of our common stock on the dates exercised.

Non-vested option activity for the three months ended March 31, 2009 is as follows:

	Options	Weighted-Average Grant Date Fair Value
Non-vested shares subject to options at December 31, 2008	2,584,281	$7.15
Granted	472,000	5.52
Vested	(254,863)	6.46
Forfeited or expired	(222,334)	8.16

Non-vested shares subject to options at March 31, 2009	2,579,084	6.83

The weighted-average grant date fair value of options granted during the three months ended March 31, 2009 and 2008 was $5.52 and $5.58, respectively.

Restricted Stock Unit Activity

RSU activity for the three months ended March 31, 2009 is as follows:

Shares
Non-vested shares subject to RSUs at December 31, 2008	362,811
Granted	500,000
Vested	(88,303)
Forfeited or expired	(5,692)

Non-vested RSUs at March 31, 2009	768,816

These time-vested RSUs entitle the holder to shares of common stock as the units vest in equal annual installments over a four-year period. The weighted-average grant-date fair value of each RSU granted during the three months ended March 31, 2009 and 2008 was $13.69 and $12.96, respectively.

During the three months ended March 31, 2009, we released 88,072 shares of common stock based on the vesting terms of certain RSU agreements. In order for employees to satisfy minimum statutory tax withholding obligations upon releases of common stock underlying these RSU agreements, we repurchased 26,950 shares of common stock with a total value of $403,000 as of February 27, 2009. There was no common stock held in treasury as of March 31, 2009.

Employee Stock Purchase Plan Activity

On June 7, 2007, our stockholders approved the adoption of the Purchase Plan. The Purchase Plan provides eligible employees the opportunity to purchase shares of the Company’s common stock at the lower of up to 85% of the fair market value on the first or last day of the applicable offering period, by having withheld from their salary an amount up to 15% of their compensation, without paying brokerage fees or commissions on purchases. Our Purchase Plan is deemed to be compensatory, and therefore, Purchase Plan expense under SFAS 123(R) has been included in our consolidated statements of operations for the three months ended March 31, 2009 and 2008. We pay for the administrative expenses of the Purchase Plan. No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year, nor purchase more than 750 shares in any six-month purchase period.

Commencing January 1, 2008, common stock reserved for issuance under the Purchase Plan automatically increases by the lesser of 1 1/2% of our outstanding common stock or 600,000 shares on the first day of January of each year. In November 2008, the Board of Directors exercised its right to not increase the number of shares of common stock available for issuance under the Purchase Plan as it was scheduled to occur on January 1, 2009. As a result, at March 31, 2009, the number of shares of common stock reserved for issuance under the Purchase Plan remained at 1,100,000 shares.

During the three months ended March 31, 2009 and 2008, 78,462 and 73,571 shares, respectively, were purchased at an average per share price of $12.72 and $10.42, respectively.

Fair Value Assumptions

The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option-pricing (the “Black-Scholes”) model utilizing the following weighted-average assumptions:

	Three Months Ended March 31,
	2009	2008
Risk-free interest rate	1.9%	3.3%
Expected life (years)	5.2	5.2
Estimated volatility	45.5%	47.4%
Expected dividends	None	None

The risk-free interest rate for periods within the contractual life of the option is based on the implied yield available on United States Treasury constant rate securities with the same or substantially equivalent remaining terms at the time of grant.

Commencing on January 1, 2008, we estimate the expected term using our historical share option exercise experience.

Estimated volatility was calculated using the historical volatility of the common stock of comparable medical device companies using weekly price observations over a period generally commensurate with the expected term of our options. We did not exclude any period due to discrete historical events. We use the historical volatility of similar companies due to the limited trading history of our common stock. Since the completion of our initial public offering, we have also included the weekly price observations of our common stock, weighted for the number of price observations, in our estimate of volatility. We also evaluate, at least annually, whether circumstances have changed such that the identified entities are no longer similar to us, and remove or replace the peer companies in our analysis. We will continue to assess the appropriateness of our methodology for future periods.

We use a zero value for the expected dividend value factor since we have not declared any dividends in the past and we do not anticipate declaring any dividends in the foreseeable future.

Under SFAS 123(R), the fair value of each purchase option under the Purchase Plan is estimated at the beginning of each purchase period using the Black-Scholes model utilizing the following weighted-average assumptions:

	Three Months Ended March 31,
	2009	2008
Risk-free interest rate	1.4%	3.4%
Expected life (years)	0.5	0.5
Estimated volatility	57.1%	50.2%
Expected dividends	None	None
Fair value of purchase right	$5.17	$4.35

The computation of the expected volatility assumption used in the Black-Scholes model for purchase rights is based on the trading history of our common stock. The expected life assumption is based on the six-month term of each offering period. The risk-free interest rate is based on the United States Treasury constant maturity securities with the same or substantially equivalent remaining term in effect at the beginning of the offering period. We use a zero value for the expected dividend value factor since we have not declared any dividends in the past and we do not anticipate declaring any dividends in the foreseeable future.

Under SFAS 123(R), we estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rates in the three months ended March 31, 2009 and 2008 are based on our historical forfeiture experience.

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense included in our consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of revenues	$211	$191
Selling, general and administrative	2,080	1,501
Research and development	424	369

Total	$2,715	$2,061

Included in our stock-based compensation expense is $54,000 and $35,000 of stock-based compensation expense related to non-employees in the three months ended March 31, 2009 and 2008, respectively. In addition, $167,000 and $81,000 of stock-based compensation expense related to the Purchase Plan was recorded in the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009 and December 31, 2008, there was $242,000 and $266,000, respectively, of total stock-based compensation cost capitalized in inventories.

At March 31, 2009, there was $17.0 million, $10.1 million and $447,000 of total unrecognized compensation cost for stock options, RSUs and the Purchase Plan, respectively, which is expected to be recognized over weighted average terms of 2.7 years, 3.5 years and 0.4 years, respectively.

We have not recognized, and we do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the valuation allowance on our net deferred tax assets and our net operating loss carryforwards.

Comprehensive Loss

The following table summarizes the components of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss	$(7,614)	$(2,326)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(88)	(27)
Foreign currency translation adjustments	(3,422)	(1,033)

Total comprehensive loss	$(3,510)	$(1,060)

The following table summarizes the components of our accumulated other comprehensive loss (in thousands):

	March 31, 2009	December 31, 2008
Unrealized gain (loss) on available-for-sale securities	$(22)	$66
Accumulated foreign currency translation adjustments	(3,422)	(3,142)

	$(3,444)	$(3,076)

8. Segment and Geographic Information

Our chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about segment revenues by product and geographic region for purposes of making operating decisions and assessing financial performance. Historically, we considered ourselves to be a single reporting segment, specifically the manufacture, sale, discovery, development and commercialization of products for the diagnosis of atherosclerosis in the coronary arteries and peripheral vascular system (“Medical Segment”). In connection with our acquisition of Axsun in December 2008, we operate an additional segment, specifically the discovery, development, manufacture and sale of advanced photonic components and subsystems to telecommunications companies (“Telecom Segment”).

We do not assess the performance of our segments on other measures of income or expense, such as depreciation and amortization, operating income or net income. We do not produce reports for, or measure the performance of, our segments on any asset-based metrics. Therefore, segment information is presented only for revenues by product.

The following table sets forth our revenues by segment and product expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Three Months Ended March 31,		Percentage Change
	2009	2008	2008 to 2009
Medical segment:
IVUS:
Consoles	$8,411	$6,372	32.0%
Single-procedure disposables	29,120	25,203	15.5
FM:
Consoles	85	343	(75.2)
Single-procedure disposables	6,260	3,434	82.3
Other	1,705	1,295	31.7

Sub-total medical segment	45,581	36,647	24.4
Telecom segment	3,378	—	n/a

	$48,959	$36,647	33.6

The following table sets forth our revenues by geography expressed as dollar amounts (in thousands) and the changes in revenues in the specified periods expressed as percentages:

	Three Months Ended March 31,		Percentage Change
	2009	2008	2008 to 2009
Revenues (1):
United States	$24,210	$18,228	32.8%
Japan	11,684	10,089	15.8
Europe, the Middle East and Africa	9,636	6,861	40.4
Rest of world	3,429	1,469	133.4

	$48,959	$36,647	33.6

(1)	Revenues are attributed to geographies based on the location of the customer, except for shipments by original equipment manufacturers, which are attributed to the country of the origin of the equipment distributed.

Approximately 73% of our long-lived assets are located in the United States, approximately 20% are located in Japan, and less than 10% are located in each of our other respective geographies.

9. Income Taxes

We are subject to taxation in the U.S. and various state and foreign jurisdictions. We record liabilities for income tax contingencies based on our best estimate of the underlying exposures. We are open for audit by the United States Internal Revenue Service and state tax jurisdictions from our inception in 2000 to 2008. We were audited by the Belgian tax authorities for the 2005 and 2006 years. There were no significant adjustments as a result of this audit. We continue to be open for audit by Belgium and various European tax jurisdictions from the inception of Volcano Europe in 2003 to 2008. We were audited by the Japanese tax authorities for the 2005 to 2007 years. There were no significant adjustments as a result of this audit. We continue to be open for audit by the Japanese tax authorities from the inception of Volcano Japan in 2004 to 2008.

For the three months ended March 31, 2009 and 2008, we recorded a provision for income taxes of approximately $194,000 and $208,000, respectively. The provision for income taxes consisted primarily of foreign income taxes, domestic state income taxes and federal alternative minimum tax.

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

Our IVUS products consist of ultrasound consoles, single-procedure disposable phased array and rotational IVUS imaging catheters and additional functionality options such as virtual histology, or VH, IVUS tissue characterization and ChromaFlo stent apposition analysis. Our IVUS consoles are marketed as stand-alone units or customized units that can be integrated into a variety of hospital-based interventional surgical suites called catheterization laboratories, or cath labs. We have developed customized cath lab versions of these consoles and are developing additional functionality options as part of our cath lab integration initiative. Our IVUS consoles have been designed to serve as a multi-modality platform for our phased array and rotational IVUS catheters, fractional flow reserve, or FFR, pressure wires and Medtronic’s Pioneer reentry device. We are developing additional offerings for integration into the platform, including, forward-looking IVUS, or FLIVUS, catheters, image-guided therapy catheters and ultra-high resolution Optical Coherence Tomography, or OCT, systems and catheters.

Our FM offerings include consoles and single-procedure disposable pressure and flow guide wires used to measure the pressure and flow characteristics of blood around plaque enabling physicians to gauge the plaque’s physiological impact on blood flow and pressure.

We also develop and manufacture optical monitors, lasers, and optical engines used in OCT imaging systems and advanced photonic components and subsystems used in spectroscopy and other industrial applications.

We have corporate infrastructure in the United States, Europe and Japan; direct sales capabilities in the United States; and a combination of direct sales and distribution relationships in international markets, including Japan, Europe, the Middle East, Canada, Asia Pacific and Latin America. Our corporate office is located in San Diego, California. Our worldwide manufacturing and research and development operations are located in Rancho Cordova, California. We also have additional research and development facilities in Cleveland, Ohio; Forsyth County, Georgia; San Antonio, Texas; and Andover, Massachusetts. We have sales offices in Alpharetta, Georgia and Tokyo, Japan; sales and distribution offices in Zaventem, Belgium and Woodmead, South Africa; and a third-party distribution facility in Chiba, Japan. In addition, we have facilities in Billerica, Massachusetts for the primary operations of Axsun Technologies, Inc., or Axsun, our wholly owned subsidiary.

We have focused on building our domestic and international sales and marketing infrastructure to market our products to physicians and technicians who perform PCI procedures in hospitals and to other personnel who make purchasing decisions on behalf of hospitals. At March 31, 2009, we had approximately 906 worldwide employees, including approximately 387 manufacturing employees, 226 sales and marketing employees and approximately 138 research and development employees.

In the three months ended March 31, 2009 and 2008, 33.3% and 18.8%, respectively, of our revenues and 19.5% and 15.0%, respectively, of our operating expenses were denominated in foreign currencies, primarily the Euro and the Yen. As a result, we are subject to risks related to fluctuations in foreign currency exchange rates, which could affect our operating results in the future.

On May 19, 2008, we and Goodman Company, Ltd., or Goodman, mutually terminated the Exclusive Distribution Agreement, dated September 27, 2004, pursuant to which Goodman distributed our IVUS products in Japan. Also on May 19, 2008, the oral agreement between us and Goodman, related to the exclusive distribution of our FM products in Japan, was terminated. We did not pay and we are not obligated to pay a termination fee in connection with this termination. Upon termination of our agreements with Goodman, we monitor the credit risk associated with Goodman as well as other general economic conditions and, accordingly, we have made and continue to make adjustments to the credit terms that are extended to Goodman. On June 30, 2008, Goodman transferred to us all marketing authorization and other regulatory approvals, or SHONINs, for all specified products held by Goodman or its affiliates. Although Goodman currently continues to distribute our rotational IVUS and FM products in Japan on a non-exclusive, purchase order basis, we have accelerated our direct sales strategy in Japan and currently expect to place and sell our products in Japan directly through an internal sales force beginning in the second quarter of 2009. Accordingly, as we implement this direct sales strategy, we expect to reduce distribution of our products through Goodman during the second and third quarters of 2009. We are currently discussing with Goodman the terms of our transition and currently cannot ascertain the timing and the impact of the transition on our operating expenses and subsequent net income. There is no assurance that we will reach an agreement with Goodman. Regardless of whether we reach an agreement with Goodman relating to the transition, our efforts to implement a direct sales strategy in Japan may adversely impact our revenues, results of operations and financial condition and cause us to incur additional expenses sooner than initially planned.

At March 31, 2009, we had a worldwide installed base of over 3,500 IVUS consoles and over 800 FM consoles. We intend to grow and leverage this installed base to drive recurring sales of our single-procedure disposable catheters and guide wires. In the three months ended March 31, 2009, the sale of our single-procedure disposable catheters and guide wires accounted for $35.4 million, or 72.3% of our revenues, a $6.7 million, or 23.5% increase from 2008, in which the sale of our single-procedure disposable catheters and guide wires accounted for $28.6 million, or 78.1% of our revenues.

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

On December 18, 2007, we acquired CardioSpectra, Inc., or CardioSpectra. Through CardioSpectra, we are developing innovative OCT technology, which is expected to complement our existing product offerings and further enhance our position as an imaging technology leader in the field of interventional medicine. OCT technology enables high resolution imaging of highly detailed structures in the vasculature, including vessel wall defects, intra-luminal thrombus and stent struts. Our long term goal is to integrate this OCT functionality into our s5i integrated imaging suite of products.

On May 15, 2008, we acquired Novelis, Inc., or Novelis, a company with proprietary ultrasonic visualization and therapy technology for minimally invasive diagnostic and therapeutic devices. Novelis’ proprietary FLIVUS technology platform is expected to build upon our existing suite of products and further enhance our position as an imaging technology leader in the field of interventional medicine by enabling FLIVUS and associated therapies in the interventional cardiology market. We expect to add the Novelis products and capability onto our s5i multi-modality integrated platform/hub.

On December 24, 2008, we acquired Axsun, a company that develops and manufactures optical monitors for telecommunications, lasers and optical engines used in medical OCT imaging systems and advanced photonic components and subsystems used in spectroscopy and other industrial applications. We believe Axsun’s proprietary OCT technology will provide us competitive advantages in the invasive imaging sector. In connection with the Axsun acquisition, we and Axsun were sued by LightLab Imaging, Inc., or LightLab. LightLab is a wholly owned subsidiary of Goodman, a distributor of our IVUS and FM products in Japan, and LightLab develops and sells OCT products for cardiovascular imaging and other medical uses. We believe the complaint is without merit and we intend to defend ourselves vigorously.

Economic conditions have continued to deteriorate significantly in many countries and regions, including without limitation the United States, and may remain depressed for the foreseeable future. If our customers do not obtain or do not have access to the necessary capital to operate their businesses, or are otherwise adversely affected by the deterioration in national and worldwide economic conditions, this could result in reductions in the sales of our products, longer sales cycles and slower adoption of new technologies by our customers, which would materially and adversely affect our business. In addition, our customers’ and suppliers’ liquidity, capital resources and credit may be adversely affected by the current financial and credit crisis, which could adversely affect our ability to collect on our outstanding invoices and lengthen our collection cycles, or limit our timely access to important sources of raw materials necessary for the manufacture of our consoles and catheters. There can be no assurances that government responses to the disruptions in the financial or credit markets will improve the national and worldwide economic conditions in the near term.

Financial Operations Overview

The following is a description of the primary components of our revenues and expenses.

Revenues. We generate revenues from two reporting segments: medical and telecom. Our medical segment represents our core business, in which we derive revenues primarily from the sale of our IVUS and FM consoles and single-procedure disposables. Our telecom segment derives revenues related to the sales of Axsun’s advanced photonic components and subsystems to telecommunication companies. In the three months ended March 31, 2009, we generated $49.0 million of revenues which is composed of $45.6 million from our medical segment and $3.4 million from our telecom segment. In the three months ended March 31, 2009, 82.3% of our medical segment revenues were derived from the sale of our IVUS consoles and IVUS single-procedure disposables, as compared with 86.2% in the three months ended March 31, 2008. In the three months ended March 31, 2009, 13.9% of our medical segment revenues were derived from the sale of our FM consoles and FM single-procedure disposables, as compared with 10.3% in the three months ended March 31, 2008. Other revenues consist primarily of service and maintenance revenues, shipping and handling revenues, sales of distributed products, spare parts sales, and license fees.

Our medical segment sales in the United States are generated by our direct sales representatives and our products are shipped to hospitals throughout the United States from our facility in Rancho Cordova, California. Our medical segment international sales are generated by our direct sales representatives or through independent distributors and are shipped throughout the world from our facilities in Rancho Cordova, California; Billerica, Massachusetts; Zaventem, Belgium; Chiba, Japan; and Woodmead, South Africa. Our telecom segment sales are generated by our direct sales representatives or through independent distributors and these products are shipped to telecommunications companies domestically and abroad.

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

Cost of Revenues. Cost of revenues consists primarily of material costs for the products that we sell and other costs associated with our manufacturing process, such as personnel costs, rent and depreciation. In addition, cost of revenues includes depreciation of company-owned consoles, royalty expenses for licensed technologies included in our products, service costs, provisions for warranty, distribution, freight and packaging costs and stock-based compensation expense. We expect our gross margin for IVUS and FM products to improve over time if we are successful in our ongoing efforts to streamline and improve our manufacturing processes and increase production volumes. We expect our overall gross margins to decrease due to the acquisition of Axsun and the lower gross margin on their product lines.

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

Research and Development. Research and development expenses consist primarily of salaries and related expenses for personnel, consultants, prototype materials, clinical studies, depreciation, regulatory filing fees, certain legal costs related to our intellectual property and stock-based compensation expense. We expense research and development costs as incurred. We expect our research and development expenses to increase as we continue to develop our products, technologies and applications.

In-process Research and Development. In-process research development, or IPR&D, consists of our projects acquired in connection with acquisitions that had not reached technological feasibility and had no alternative future uses as of each acquisition date. Certain additional payments that may be required in connection with our acquisitions could result in future charges to IPR&D.

In December 2007, we acquired the OCT project in connection with our acquisition of CardioSpectra, which was valued at $26.3 million. In-vivo testing and regulatory approval remained to be completed as of the acquisition date at an estimated cost of $7.2 million. In addition, milestone payments of up to $38.0 million may be paid in connection with successful and timely regulatory approvals and commercialization. The OCT project was expected to be commercialized by late 2008. Our initial assessment of the stage of completion of the OCT project at the acquisition date was underestimated. As of March 31, 2009, the OCT project in-vivo testing had begun and commercialization was behind schedule by approximately two years. In addition, we expect to incur approximately $10.0 million of costs to complete the OCT project for a revised estimated total of approximately $15.3 million. If the OCT project is not completed in a timely manner, such as if we experience delays associated with significant design changes that result from unsuccessful human trials or discoveries during human trials, we may jeopardize a potential competitive advantage, experience difficulties in obtaining our forecasted revenues and associated market share and we may not be required to pay some or all of the milestone payments.

In May 2008, we acquired the FLIVUS project in connection with our acquisition of Novelis, which was valued at $12.2 million. In-vivo testing and regulatory approval protocols remained to be completed for the FLIVUS project as of the acquisition date, at an estimated cost of $3.9 million. We expected the FLIVUS project to receive regulatory approvals and be commercialized during 2009. As of March 31, 2009, the project was behind schedule by approximately one year. In addition, we expect to incur approximately $5.7 million of costs to complete the FLIVUS project for a revised estimated total of approximately $7.2 million. If the FLIVUS project is not completed in a timely manner, such as if we experience delays associated with significant design changes that result from unsuccessful human trials or discoveries during human trials, we may jeopardize a potential competitive advantage and experience a potential loss of revenues and associated market share and we may not be required to pay the milestone payment.

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

Exchange Rate (Loss) Gain. Exchange rate gain (loss) is comprised of foreign currency transaction and remeasurement gains and losses, net.

Provision for Income Taxes. Provision for income taxes is comprised of federal alternative minimum tax and state, local and foreign income taxes. We have evaluated our ability to fully utilize the net deferred tax assets on an individual jurisdiction basis. For those jurisdictions in which we believe there is sufficient uncertainty surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance and no current benefit has been recognized for the net operating loss and other deferred tax assets.

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three months ended March 31, 2009 and 2008, presented in both absolute dollars (in thousands) and as a percentage of revenues:

	Three Months Ended March 31,
	2009		2008
Revenues	$48,959	100.0%	$36,647	100.0%
Cost of revenues	20,649	42.2	13,629	37.2

Gross profit	28,310	57.8	23,018	62.8
Operating expenses:
Selling, general and administrative	25,080	51.2	22,059	60.2
Research and development	8,769	17.9	5,637	15.4
In-process research and development	—	—	175	0.5
Amortization of intangibles	1,052	2.2	773	2.1

Total operating expenses	34,901	71.3	28,644	78.2

Operating loss	(6,591)	(13.5)	(5,626)	(15.4)
Interest income	301	0.6	1,833	5.0
Interest expense	(2)	—	(4)	—
Exchange rate (loss) gain	(1,128)	(2.3)	1,679	4.6

Loss before provision for income taxes	(7,420)	(15.2)	(2,118)	(5.8)
Provision for income taxes	194	0.4	208	0.5

Net loss	$(7,614)	(15.6)%	$(2,326)	(6.3)%

The following table sets forth our revenues by product expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Three Months Ended March 31,		Percentage Change
	2009	2008	2008 to 2009
Medical segment:
IVUS:
Consoles	$8,411	$6,372	32.0%
Single-procedure disposables	29,120	25,203	15.5
FM:
Consoles	85	343	(75.2)
Single-procedure disposables	6,260	3,434	82.3
Other	1,705	1,295	31.7

Sub-total medical segment	45,581	36,647	24.4
Telecom segment	3,378	—	n/a

	$48,959	$36,647	33.6

The following table sets forth our revenues by geography expressed as dollar amounts (in thousands) and the changes in revenues in the specified periods expressed as percentages:

	Three Months Ended March 31,		Percentage Change
	2009	2008	2008 to 2009
Revenues (1):
United States	$24,210	$18,228	32.8%
Japan	11,684	10,089	15.8
Europe, the Middle East and Africa	9,636	6,861	40.4
Rest of world	3,429	1,469	133.4

	$48,959	$36,647	33.6

(1)	Revenues are attributed to geographies based on the location of the customer, except for shipments by original equipment manufacturers, which are attributed to the country of the origin of the equipment distributed.

Comparison of Three Months Ended March 31, 2009 and 2008

Revenues. Revenues increased $12.3 million, or 33.6%, to $49.0 million in the three months ended March 31, 2009, as compared to revenues of $36.6 million in the three months ended March 31, 2008. In the three months ended March 31, 2009, IVUS revenues increased $6.0 million, or 18.9%, as compared to the three months ended March 31, 2008, which is comprised of a $3.9 million, or 15.5%, increase in sales of our single-procedure disposable IVUS products and an increase of $2.0 million, or 32.0%, from sales of our IVUS consoles. In the three months ended March 31, 2009, FM revenues increased $2.6 million, or 68.0%, as compared to the three months ended March 31, 2008, which is comprised of an increase of $2.8 million, or 82.3%, in sales of our single-procedure disposable FM products, which was partially offset by a decrease of $258,000, or 75.2%, in sales of our FM consoles. Telecom revenues were $3.4 million in the three months ended March 31, 2009. We had no telecom revenues in the three months ended March 31, 2008 as we did not acquire Axsun until December 2008. Other revenues increased $410,000, or 31.7%, in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, due primarily to the inclusion of other Axsun revenue in the period ending March 31, 2009. The increases in FM disposable revenues were primarily due to increased adoption of the technology based on recent clinical study data. In addition, revenues in the three months ended March 31, 2009 were also unfavorably impacted by $1.3 million in Euro foreign currency translation. Increases in revenues were realized across all of our key geographic markets.

Cost of Revenues. Cost of revenues increased $7.0 million, or 51.5%, to $20.6 million, or 42.2% of revenues in the three months ended March 31, 2009, from $13.6 million, or 37.2% of revenues in the three months ended March 31, 2008. Gross margin was 57.8% of revenues in the three months ended March 31, 2009, decreasing from 62.8% of revenues in the three months ended March 31, 2008. The increase in the cost of revenues was primarily due to higher sales volume. The decrease in gross margin resulted primarily from the addition of lower margin products from Axsun and was also impacted by services performed under software maintenance agreements and depreciation costs partially offset by a decrease in the production costs of IVUS and FM disposable products due to ongoing cost reduction initiatives and higher manufacturing capacity utilization combined with the unfavorable foreign currency translation impact on revenue as discussed above.

Selling, General and Administrative. Selling, general and administrative expenses increased $3.0 million, or 13.7%, to $25.1 million, or 51.2% of revenues in the three months ended March 31, 2009, as compared to $22.1 million, or 60.2% of revenues in the three months ended March 31, 2008. The increase in the three months ended March 31, 2009 as compared with the three months ended March 31, 2008 was primarily due to growth in our Japan operation to support our direct sales efforts, legal expenses related to the LightLab litigation, increased headcount resulting from the expansion of our U.S. and Europe sales organizations, inclusion of Axsun expenses not included in the period ending March 31, 2008, higher stock-based compensation expense, and increased infrastructure expenses to support company growth. These increases were offset by a decrease in due diligence expenses that were incurred in the period ending March 31, 2008 related to an acquisition that was not consummated.

Research and Development. Research and development expenses increased $3.1 million, or 55.6%, to $8.8 million, or 17.9% of revenues in the three months ended March 31, 2009, as compared to $5.6 million, or 15.4% of revenues in the three months ended March 31, 2008. The increase in research and development expenses in the three months ended March 31, 2009 as compared with the three months ended March 31, 2008 was primarily due to higher costs associated with the development of our OCT, FLIVUS and inclusion of Axsun expenses, growth in our research and development organization, and increased clinical trial expenses.

In-process research and development. In-process research and development expenses of $175,000 in the three months ended months ended March 31, 2008 related to our December 2007 acquisition of Cardiospectra. There were no in-process research and development expenses in the three months ended March 31, 2009.

Amortization of Intangibles. Amortization expense increased to $1.1 million, or 2.2% of revenues in the three months ended March 31, 2009, as compared to $773,000, or 2.1% of revenues in the three months ended March 31, 2008. The increase in amortization expense is primarily related to the amortization of intangible assets acquired from Axsun.

Interest Income. Interest income decreased to $301,000, or 0.6% of revenues in the three months ended March 31, 2009, as compared to $1.8 million, or 5.0% of revenues in the three months ended March 31, 2008. The decrease was due to a decrease in the weighted-average interest rate on our investments and a decrease in our cash and cash equivalents and short-term available-for-sale investments.

Exchange Rate (Loss) Gain. Exchange rate loss for the three months ended March 31, 2009 was $1.1 million, as compared to an exchange rate gain of $1.7 million in the three months ended March 31, 2008. The loss in the three months ended March 31, 2009 primarily relates to the effect of the strengthening of the U.S. Dollar compared to the Yen during the quarter and the related effect on the valuation of Yen based assets and liabilities held by Volcano Japan. The exchange rate gain for the three months ended March 31, 2008, primarily relates to the weakening of the U.S. dollar against the Euro and its impact on the Euro-based intercompany receivables owed to Volcano Corporation by Volcano Europe.

Provision for Income Taxes. Provision for income taxes for the three months ended March 31, 2009 was $194,000, compared to a provision of $208,000 for the three months ended March 31, 2008. The provision for income taxes consisted primarily of foreign income taxes and domestic state income taxes.

Liquidity and Capital Resources

Sources of Liquidity

Historically, our sources of cash have included:

•	issuance of equity securities, including underwritten public offerings of our common stock, cash generated from the exercise of stock options and participation in our employee stock purchase plan;

•	cash generated from operations, primarily from the collection of accounts receivable resulting from product sales; and

•	interest income.

Our historical cash outflows have primarily been associated with:

•	cash used for operating activities such as the purchase and growth of inventory, expansion of our sales and marketing and research and development infrastructure and other working capital needs;

•	expenditures related to increasing our manufacturing capacity and improving our manufacturing efficiency;

•	capital expenditures related to the acquisition of equipment that we own and place at our customer premises and other fixed assets;

•	cash used to repay our debt obligations and related interest expense; and

•	cash used for acquisitions.

Other factors that impact our cash inflow and outflow include:

•	significant increases in our product revenue with gross margins of 57.8% and 62.8% in the three months ended March 31, 2009 and 2008, respectively; and

•	fluctuations in our working capital due to timing differences of our cash receipts and cash disbursements.

At March 31, 2009, our cash and cash equivalents and short-term available-for-sale investments totaled $143.9 million. We invest our excess funds in short-term securities issued by corporations, banks, the United States government, municipalities, and financial holding companies and in money market funds comprised of United States Treasury securities. We do not hold auction rate securities or securities backed by mortgages.

At March 31, 2009, our accumulated deficit was $111.9 million. Since inception, we have generated significant operating losses and as a result we have not generated sufficient cash flow to fund our operations and the growth in our business. Accordingly, prior to our initial public offering, we financed our operations and acquisitions primarily through the issuances of $62.5 million of preferred stock, $20.0 million of senior subordinated notes and $7.0 million of term loans. These issuances of equity and debt were supplemented with borrowings from a revolving credit facility and equipment financing arrangements. The issuances of our senior subordinated notes, term loans and revolving credit facility included warrants to purchase our Series B preferred stock, which automatically converted into warrants to purchase common stock upon the completion of our initial public offering, or our common stock.

In connection with our acquisition of Axsun in December 2008, we assumed debt in the amount of $151,000. The debt was repaid with accrued interest in January 2009.

Cash Flows

Cash Flows from Operating Activities. Cash used in operating activities of $905,000 for the three months ended March 31, 2009 reflected our net loss of $7.6 million, offset by adjustments for non-cash expenses, consisting primarily of $3.4 million of depreciation and amortization, $2.7 million of stock-based compensation expense, and $1.1 million loss on foreign exchange. In addition, sources of cash primarily include decreases in accounts receivable of $5.4 million. Uses of cash primarily include increases in inventories of $2.3 million and decreases in accrued compensation of $2.6 million. The increase in inventories was primarily due to anticipated higher sales volumes. The decrease in accrued compensation was primarily due to the payment of bonuses and sales commissions.

Cash Flows from Investing Activities. Cash provided by investing activities was $6.5 million in the three months ended March 31, 2009, which consisted primarily of $31.9 million resulting from the sale or maturity of short-term available-for-sale investments, partially offset by $20.5 million used to purchase short-term available-for-sale investments, $4.1 million used for capital expenditures, primarily for medical diagnostic equipment and leasehold improvements for our new Volcano Japan office, and $699,000 used for the Axsun acquisition.

Cash Flows from Financing Activities. Cash provided by financing activities was $1.0 million in the three months ended March 31, 2009, resulting primarily from proceeds of $1.0 million from the issuance of stock under our employee stock purchase plan and $539,000 of proceeds from the exercise of common stock options. These sources of cash were partially offset by $403,000 used for the repurchase of common stock and $151,000 used for the repayment of short-term debt, substantially related to the term loan acquired from Axsun.

Future Liquidity Needs

At March 31, 2009, we believe our current cash and cash equivalents and our short-term available-for-sale investments will be sufficient to fund working capital requirements, capital expenditures, and operations for at least the next twelve months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future. At the present time, we have no material commitments for capital expenditures.

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

Our ability to fund our longer-term cash needs is subject to various risks, many of which are beyond our control—See Part II, Item 1A—”Risk Factors” set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2008. Should we require additional funding, such as additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities. We cannot assure that such funding will be available in needed quantities or on terms favorable to us, if at all.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2008 and there have been no material changes during the three months ended March 31, 2009.

Off-Balance Sheet Arrangements

At March 31, 2009, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

In addition to the contractual obligations disclosed in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2008 the following contractual obligations were entered into during the three months March 31, 2009 that were outside of our ordinary course of business. We entered into a facility lease agreement for our new corporate headquarters in San Diego, California for which we are obligated to pay approximately $633,000 of rent over a 16 month period commencing on April 1, 2009. We also renewed the facility lease for our facility in Billerica, Massachusetts for which we are obligated to pay approximately $2.9 million of rent over a five year period commencing on November 1, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in our results of operations and cash flows.

Our exposure to interest rate risk at March 31, 2009, is related to the investment of our excess cash into highly liquid, short-term financial investments. We invest in money market funds in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments. We do not hold auction-rate or mortgage-backed securities. Due to the short-term nature of our investments, we have assessed that there is no material exposure to interest rate risk arising from them.

We are exposed to foreign currency risk related to our European and Japanese operations. We do not engage in hedging activities with respect to our foreign exchange risk. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro and the Yen, could adversely affect our financial results. During the three months ended March 31, 2009, revenues were unfavorably impacted by the valuation of foreign currencies, primarily the Euro, versus the U.S. dollar. In periods of a strengthening U.S. dollar, our results of operations including the amount of revenue that we report in future periods could be negatively impacted.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

During the quarter ended March 31, 2009, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, at March 31, 2009, our disclosure controls and procedures were effective.

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

Changes in internal control over financial reporting

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter covered by this quarterly report on Form 10-Q. During the first quarter of 2009, we expanded our internal controls to our operations in Japan related to new business processes and the transfer of responsibilities for the execution of the controls to our finance team in Japan. We will continue to develop internal controls for our Japan operations throughout fiscal 2009. Although management believes our internal controls have been maintained or enhanced by this expansion, there is a risk that deficiencies may exist and could constitute significant deficiencies or in the aggregate, a material weakness. Management will complete our evaluation and testing of the internal control changes as of December 31, 2009 and the results of such evaluation and testing will be included in our annual report on Form 10-K for the fiscal year ending December 31, 2009. There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2009 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 6—”Commitments and Contingencies, Litigation” of our Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

Item 1A.	Risk Factors

This “Risk Factors” section provides updated information in certain areas from the “Risk Factors” set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2008, or the Annual Report. Set forth below are certain risk factors that have been substantively expanded or updated from the Annual Report. The risks and uncertainties described in the Annual Report, as expanded or updated below do not constitute all the risk factors that pertain to our business but we do believe that they reflect the more important ones. Please review the Annual Report for a complete listing of “Risk Factors” that pertain to our business.

Risks Related to Our Business and Industry

We have a limited operating history, have incurred significant operating losses since inception and cannot assure you that we will achieve profitability.

We were formed in January 2000 and until 2003 were a development stage company substantially devoted to the research and development of tools designed to diagnose vulnerable plaque. In July 2003, we acquired substantially all of the assets related to the intravascular ultrasound, or IVUS, and functional measurement, or FM, product lines from Jomed, Inc. and commenced the manufacturing, sale and distribution of IVUS and FM products. In December 2007, we acquired CardioSpectra, Inc., or CardioSpectra, an OCT technology company, in May 2008, we acquired Novelis, Inc., or Novelis, a Forward-Looking IVUS technology company, and in December 2008, we acquired Axsun Technologies, Inc., or Axsun, a manufacturer of laser and optical engines used in medical OCT imaging systems and advanced photonic components and subsystems used in other industrial applications. We have yet to demonstrate that we have sufficient revenues to become a sustainable, profitable business. Even if we do increase revenues, we expect our operating expenses will increase as we expand our business to meet anticipated growing demand for our products and as we devote resources to our sales, marketing and research and development activities. If we are unable to reduce our cost of revenues and our operating expenses, we may not achieve profitability. Although we achieved profitability during the quarters ended December 31, 2008 and September 30, 2008, you should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. At March 31, 2009, we had an accumulated deficit of $111.9 million. We expect to experience quarterly fluctuations in our revenues due to the timing of capital purchases by our customers and to a lesser degree the seasonality of disposable consumption by our customers and in our expenses as we make future investments in research and development, selling and marketing and general and administrative activities that will cause us to experience variability in our reported earnings and losses in future periods. Failure to achieve and sustain profitability would negatively impact the market price of our common stock.

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

Our business has become more decentralized geographically through our acquisitions and this may expose us to operating inefficiencies across these diverse locations, including difficulties and unanticipated expenses related to the integration of departments, information technology systems, and accounting records and maintaining uniform standards, such as internal accounting controls, procedures and policies. In addition, we have, and in the future may increase, our exposure to risks related to business operations outside the United States due to our acquisitions.

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

We derive, and anticipate we will continue to derive, a significant portion of our revenues from operations in Japan and Europe. In the three months ended March 31, 2009, revenues to customers located in Japan were $11.7 million and Europe, Middle East and Africa were $9.6 million, representing approximately 24% and 20%, respectively, of our total revenues. As we expand internationally, we will need to hire, train and retain qualified personnel for our direct sales efforts, retain distributors and train their personnel in countries where language, cultural or regulatory impediments may exist. We cannot ensure that distributors, physicians, regulators or other government agencies will accept our products, services and business practices. In addition, we purchase some components on the international market. The sale and shipment of our products and services across international borders, as well as the purchase of components from international sources, subject us to extensive United States and foreign governmental trade regulations. Compliance with such regulations is costly. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions, including:

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

Our reported revenues and earnings are subject to fluctuations in currency exchange rates. We do not engage in foreign currency hedging arrangements, and, consequently, foreign currency fluctuations may adversely affect our revenues and earnings. Should we choose to engage in hedging activities in the future we cannot be assured our hedges will be effective or that the costs of the hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro and the Yen, could adversely affect our financial results. During the three months ended March 31, 2009, 16.3% and 17.0% of our revenues were denominated in the Euro and Yen, respectively, 10.0% of our operating expenses were denominated in the Euro and 9.5% of our operating expenses were denominated in Yen. Revenues from our Japanese operations are primarily denominated in the U.S. Dollar. During the first quarter of 2009, the U.S. dollar strengthened versus the Yen. In periods of a strengthening U.S. dollar relative to Yen, our results of operations that we report in future periods could be negatively impacted.

Future interest income and the value of our investments may be impacted by further declines in interest rates and the broader effect of the recent disruption of credit markets.

We are conservative in our investment policies and our policies allow us to invest our excess cash primarily in corporate notes, money market funds and United States municipal debt securities. As of March 31, 2009, we have invested our excess cash in money market funds and corporate debt securities issued by banks and corporations. The interest paid on these types of investments and the value of certain securities may decline in the future as credit markets adjust to the national and global financial crisis. While our investment portfolio has not yet been adversely impacted, if there is continued and expanded disruption in the credit markets, our investment portfolio could be adversely affected in the future.

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

A significant portion of our annual revenues has been derived from sales to our Japanese distributors, primarily Fukuda Denshi Co., Ltd., or Fukuda Denshi, Goodman Company Ltd., or Goodman, and Johnson & Johnson K.K., Medical Company Cordis Division, or Johnson and Johnson. In the three months ended March 31, 2009, we generated revenues of $9.7 million, which accounted for approximately 19.7% of our revenues, from sales to our Japanese distributors. In the three months ended March 31, 2009, Goodman accounted for 12.4% of our revenues.

On May 19, 2008, we and Goodman mutually terminated the Exclusive Distribution Agreement, dated September 27, 2004, pursuant to which Goodman distributed our rotational IVUS products in Japan on an exclusive basis. Additionally, on May 19, 2008, the oral agreement between us and Goodman, relating to the exclusive distribution of our FM products in Japan, originally distributed by Goodman under the International Distributor Agreement, dated September 17, 1994, by and among the Company, Goodman and Kaneko Enterprise, Inc., as amended, and any other oral agreements between the Company and Goodman relating to the distribution of our products in Japan, was terminated. We did not pay and we are not obligated to pay a fee in connection with this termination. Upon termination of our agreements with Goodman, we monitor the credit risk associated with Goodman as well as other general economic conditions and, accordingly, we have made and continue to make adjustments to the credit terms that are extended to Goodman. On June 30, 2008, Goodman transferred to us all Japanese marketing authorizations and other regulatory approvals, or SHONINs, for all rotational IVUS and FM products held by Goodman or its affiliates. Although Goodman currently continues to distribute our rotational IVUS and FM products in Japan on a non-exclusive, purchase order basis, we have accelerated our direct sales strategy in Japan and currently expect to place and sell our products in Japan directly through an internal sales force beginning in the second quarter of 2009. Accordingly, as we implement this direct sales strategy, we expect to reduce distribution of our products through Goodman during the second and third quarters of 2009. We are currently discussing with Goodman the terms of our transition and currently cannot ascertain the timing and the impact of the transition on our operating expenses and subsequent net income. There is no assurance that that we will reach an agreement with Goodman. Regardless of whether we reach an agreement with Goodman relating to the transition, our efforts to implement a direct sales strategy in Japan may adversely impact our revenues, results of operations and financial condition and cause us to incur additional expenses sooner than initially planned.

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

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on August 29, 2008, and incorporated herein by reference).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

4.3	Fourth Amended and Restated Investor Rights Agreement, dated February 18, 2005, by and among the Registrant and certain stockholders (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.7	Rights Agreement, by and between the Registrant and American Stock Transfer & Trust Company, dated June 20, 2006 (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

10.1	Named Executive Officer Cash Compensation Arrangements (filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (000-52045), as originally filed on March 10, 2009, and incorporated herein by reference).

10.2	Sublease Agreement, dated February 12, 2009, by and between the Registrant and Fair Isaac Corporation.

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ John T. Dahldorf John T. Dahldorf	Chief Financial Officer (principal financial officer, principal accounting officer and duly authorized officer)	May 7, 2009

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on August 29, 2008, and incorporated herein by reference).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

4.3	Fourth Amended and Restated Investor Rights Agreement, dated February 18, 2005, by and among the Registrant and certain stockholders (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.7	Rights Agreement, by and between the Registrant and American Stock Transfer & Trust Company, dated June 20, 2006 (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

10.1	Named Executive Officer Cash Compensation Arrangements (filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (000-52045), as originally filed on March 10, 2009, and incorporated herein by reference).

10.2	Sublease Agreement, dated February 12, 2009, by and between the Registrant and Fair Isaac Corporation.

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.