Form 10-Q
period 2009-06-30
Volcano Corp
filed 2009-08-06
CIK 1354217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2009
Common stock, $0.001 par value	48,424,132

VOLCANO CORPORATION

Quarterly Report on Form 10-Q for the quarter ended June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VOLCANO CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,297	$100,949
Short-term available-for-sale investments	86,178	48,941
Accounts receivable, net	36,553	41,795
Inventories	33,838	28,936
Prepaid expenses and other current assets	4,764	5,869

Total current assets	215,630	226,490
Restricted cash	293	327
Property and equipment, net	37,656	30,007
Intangible assets, net	13,631	15,636
Goodwill	989	842
Other non-current assets	1,734	2,177

Total assets	$269,933	$275,479

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,646	$14,867
Accrued compensation	11,665	12,690
Accrued expenses and other current liabilities	8,132	10,745
Deferred revenues	4,002	4,833
Short-term debt	—	151
Current maturities of long-term debt	49	57

Total current liabilities	43,494	43,343
Long-term debt	14	34
Deferred revenues	1,985	1,914
Other	674	456

Total liabilities	46,167	45,747
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, par value of $0.001; 10,000 shares authorized; no shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, par value of $0.001; 250,000 shares authorized at June 30, 2009 and December 31, 2008; 48,404 and 47,883 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	48	48
Additional paid-in capital	344,016	337,063
Accumulated other comprehensive loss	(3,114)	(3,076)
Accumulated deficit	(117,184)	(104,303)

Total stockholders’ equity	223,766	229,732

Total liabilities and stockholders’ equity	$269,933	$275,479

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$54,042	$41,477	$103,001	$78,124
Cost of revenues	22,486	15,705	43,135	29,334

Gross profit	31,556	25,772	59,866	48,790
Operating expenses:
Selling, general and administrative	26,453	20,800	51,533	42,859
Research and development	9,866	6,307	18,635	11,944
In-process research and development	—	12,232	—	12,407
Amortization of intangibles	1,053	778	2,105	1,551

Total operating expenses	37,372	40,117	72,273	68,761

Operating loss	(5,816)	(14,345)	(12,407)	(19,971)
Interest income	197	1,264	498	3,097
Interest expense	(1)	(2)	(3)	(6)
Exchange rate gain (loss)	871	(147)	(257)	1,532

Loss before provision for income taxes	(4,749)	(13,230)	(12,169)	(15,348)
Provision for income taxes	518	251	712	459

Net loss	$(5,267)	$(13,481)	$(12,881)	$(15,807)

Net loss per share—basic and diluted	$(0.11)	$(0.29)	$(0.27)	$(0.34)

Shares used in calculating net loss per share—basic and diluted	48,335	47,220	48,184	47,125

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2008	47,883	$48	$337,063	$(104,303)	$(3,076)	$229,732
Issuance of common stock under equity plans, net of shares repurchased	521	—	1,373			1,373
Employee stock-based compensation cost			5,477			5,477
Non-employee stock-based compensation cost			103			103
Comprehensive loss
Net loss				(12,881)		(12,881)
Foreign currency translation adjustments					(18)	(18)
Available for sale investments adjustments					(20)	(20)

Total comprehensive loss						(12,919)

Balance at June 30, 2009	48,404	$48	$344,016	$(117,184)	$(3,114)	$223,766

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net loss	$(12,881)	$(15,807)
Adjustments to reconcile net loss to net cash provided by operating activities:
In-process research and development	—	12,407
Depreciation and amortization	7,018	4,577
Amortization (accretion) of investment premium (discount), net	139	(350)
Non-cash stock-based compensation expense	5,565	4,484
(Gain) loss on foreign exchange	257	(1,533)
Loss on disposal of long-lived assets	182	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	5,362	5,775
Inventories	(4,855)	(2,034)
Prepaid expenses and other assets	1,560	(55)
Accounts payable	4,490	(556)
Accrued compensation	(1,063)	(206)
Accrued expenses and other liabilities	(1,882)	916
Deferred revenues	(762)	(428)

Net cash provided by operating activities	3,130	7,190

Investing activities
Purchase of short-term available-for-sale investments	(85,355)	(66,368)
Sale or maturity of short-term available-for-sale investments	47,911	77,400
Capital expenditures	(12,312)	(5,663)
Cash paid for acquisitions	(613)	(13,382)
Cash paid for other intangible assets	(206)	(327)
Proceeds from sale of long-lived assets	—	9

Net cash used in investing activities	(50,575)	(8,331)

Financing activities
Repayment of short-term debt	(151)	—
Repayment of long-term debt	(28)	(96)
Proceeds from sale of common stock under employee stock purchase plan	998	767
Proceeds from exercise of common stock options	791	509
Repurchases of common stock	(416)	—
Release of restricted cash	32	—

Net cash provided by financing activities	1,226	1,180
Effect of exchange rate changes on cash and cash equivalents	(433)	(101)

Net decrease in cash and cash equivalents	(46,652)	(62)
Cash and cash equivalents, beginning of period	100,949	122,913

Cash and cash equivalents, end of period	$54,297	$122,851

Supplemental disclosures
Cash paid for interest	$3	$2
Cash paid for income taxes	$1,202	$245

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation and Nature of Operations

The unaudited consolidated financial statements of Volcano Corporation (“we”, “us”, “our” or the “Company”) contained in this quarterly report on Form 10-Q include our financial statements and the financial statements of our wholly-owned subsidiaries, Volcano Japan Co. Ltd. (“Volcano Japan”), Volcano Europe S.A./N.V. (“Volcano Europe”), Axsun Technologies, Inc. (“Axsun”) and Volcano Therapeutics South Africa (Pty) Ltd. (“Volcano South Africa”), a wholly-owned subsidiary of Volcano Europe. We design, develop, manufacture and commercialize a broad suite of intravascular ultrasound (“IVUS”) and functional measurement (“FM”) products that we believe enhance the diagnosis and treatment of vascular and structural heart disease. Our IVUS products consist of consoles, single-procedure disposable catheters and advanced functionality options and our FM products consist of pressure and flow consoles and single-procedure disposable pressure and flow guide wires. We are also developing ultra-high resolution Optical Coherence Tomography (“OCT”) systems and catheters, Forward-Looking IVUS (“FLIVUS”) systems and catheters and image-guided therapy products. We also develop and manufacture optical monitors, lasers, and optical engines used in OCT imaging systems as well as micro-optical spectrometers and optical channel monitors used in the telecommunications industry.

We have prepared the accompanying financial information at June 30, 2009 and for the three and six months ended June 30, 2009 and 2008, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008.

In the opinion of management, the unaudited financial information at June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Concentrations of Credit Risk

Goodman Company, Ltd. (“Goodman”), a distributor of our IVUS and FM products in Japan, accounted for approximately 10%, 11% and 14% of our revenues for the three months ended June 30, 2008 and the six months ended June 30, 2009 and 2008, respectively. Goodman accounted for less than 10% of our revenues in the three months ended June 30, 2009. Goodman accounted for less than 10% and approximately 18% of our trade receivables at June 30, 2009 and December 31, 2008, respectively. No other single customer accounted for more than 10% of our revenues for any period presented, and at June 30, 2009 and December 31, 2008, no other single customer accounted for more than 10% of our trade receivables.

In May 2008, we and Goodman mutually terminated our exclusive distribution agreements related to the distribution of our IVUS and FM products in Japan. We did not pay and we are not obligated to pay a fee in connection with this termination. Upon termination of our agreements with Goodman, Goodman continued to distribute our IVUS and FM products on a non-exclusive purchase order basis. See Note 8 “Subsequent Events” for additional information regarding the status of our distribution relationship with Goodman.

Stock-Based Compensation

We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective method. We recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards. See Note 5 “Stockholders’ Equity” for additional information.

Net Loss Per Share

Basic and diluted net loss per share is presented in accordance with SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing consolidated net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing consolidated net loss by the weighted-average number of common shares outstanding and dilutive common stock equivalent shares outstanding during the period. For the three and six months ended June 30, 2009 and 2008, our potentially dilutive shares, which include outstanding common stock options, restricted stock units and warrants have not been included in the computation of diluted net loss per share, as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. We were in a loss position for all periods presented and, accordingly, there is no difference between basic net loss per share and diluted net loss per share.

The basic and diluted net loss per share calculations for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(5,267)	$(13,481)	$(12,881)	$(15,807)

Weighted-average number of shares used in computing net loss per share—basic and diluted	48,335	47,220	48,184	47,125

Net loss per share—basic and diluted	$(0.11)	$(0.29)	$(0.27)	$(0.34)

The following table sets forth potential shares of common stock at the end of each period presented that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive (in thousands):

	June 30,
	2009	2008
Stock options outstanding	5,781	5,813
Unvested restricted stock units	760	370
Warrants to purchase common stock	—	127

Collaboration Arrangements

We enter into collaboration arrangements with third-parties to perform research and development activities on our behalf. We account for these collaboration arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”) and EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”). Expenses recognized for our collaboration arrangements are recorded in research and development expense.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which addresses the effects of eliminating the qualifying special-purpose entity (“QSPE”) concept from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), and responds to concerns about the application of certain key provisions of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), including concerns over the transparency of an enterprises’ involvement with variable interest entities (“VIEs”). SFAS 167 is effective for us on January 1, 2010. Currently we do not have QSPEs or VIEs that require application of the pronouncement.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”), which will be effective for us on January 1, 2010. SFAS 166 amends several provisions of SFAS 140. The most significant amendments resulting from SFAS 166 consist of the removal of the concept of a QSPE from and the elimination of the exception for QSPEs from the consolidation guidance of FIN 46(R). We are currently evaluating the impact SFAS 166 will have on our consolidated financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 provides authoritative accounting guidance for subsequent events. SFAS 165 defines recognized and non-recognized subsequent events, clarifies that subsequent events should be evaluated through the date financial statements are issued, and requires entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date. We adopted SFAS 165 for our unaudited consolidated financial statements for the period ended June 30, 2009. The adoption of SFAS 165 did not have any financial impact on our unaudited consolidated financial statements.

In April 2009, the FASB issued three related Staff Positions: (i) FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), (ii) FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), and (iii) FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), which are effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157, Fair Value Measurements (“SFAS 157”), in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of an asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP FAS 115-2 and FAS 124-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability to hold indicators in determining whether a debt security is other-than-temporarily impaired. FSP FAS 107-1 and APB 28-1 enhances the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We adopted these FSPs for our unaudited consolidated financial statements as of and for the three and six months ended June 30, 2009. The adoption of these FSPs did not have any financial impact on our unaudited consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (“FSP FAS-141(R)-1”). FSP FAS-141(R)-1 amends SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”) to require that assets acquired and liabilities assumed in a business combination that arise from pre-acquisition contingencies be recognized at fair value, in accordance with SFAS 157, if the fair value can be determined during the measurement period. If the fair-value of a pre-acquisition contingency cannot be determined during the measurement period, FSP FAS-141(R)-1 requires that the contingency be recognized at the acquisition date in accordance with SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. FSP FAS 141(R)-1 will apply to all of our future business combinations.

On January 1, 2009, we adopted EITF 07-1. EITF 07-1 was effective for us beginning with our financial statements issued as of and for the three months ended March 31, 2009, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF Issue No. 99-19. EITF 07-1 also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, the rights and obligations under the arrangement, the accounting treatment to be applied, the amount of consideration to be exchanged under the arrangement, the amount and the income statement classification of collaboration transactions between the parties. The adoption of EITF 07-1 did not have any financial impact on our current or prior consolidated financial statements.

On January 1, 2009, we adopted the FASB’s final FSP related to SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for us beginning with our financial statements issued as of and for the three months ended March 31, 2009. FSP FAS 142-3 will apply to all of our future acquisitions of intangible assets.

On January 1, 2009, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. SFAS 161 is effective for us beginning with our financial statements issued as of and for the three months ended March 31, 2009. We currently have no derivatives or hedging activities that require application of the pronouncement.

On January 1, 2009, we adopted SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for non-controlling interests in consolidated financial statements. SFAS 160 is effective for us beginning with our financial statements issued as of and for the three months ended March 31, 2009. We do not have non-controlling interests that require application of the pronouncement.

On January 1, 2009, we adopted SFAS 157 for our nonfinancial assets and nonfinancial liabilities, which include assets and liabilities acquired in connection with business combinations and intangible assets. Our adoption of SFAS 157 for nonfinancial assets and liabilities did not have an impact on our consolidated financial position as of June 30, 2009 or our results of operations for the three and six months ended June 30, 2009.

On January 1, 2009, we adopted SFAS 141(R), which provides revised guidance on the acquisition of businesses. This standard changes the current guidance to require that all acquired assets, liabilities, minority interests and certain contingencies be measured at fair value, and certain other acquisition-related costs be expensed rather than capitalized. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) will apply to all of our future business combinations.

Reclassification

Certain reclassifications have been made to the prior year’s financial statement to conform to the current year presentation.

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

At June 30, 2009, the in-vivo testing had begun for the OCT program and it is expected to commercialize by late 2010. We will use commercially reasonable efforts to cause the milestones to occur. However, if we reasonably determine that a technical failure or commercial failure has occurred with respect to all or a part of the OCT program, we may, at our sole discretion, terminate all or part of the OCT cardiovascular program.

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

Axsun Acquisition

On December 24, 2008, we acquired all of the outstanding equity interests in Axsun, a privately-held company that develops and manufactures optical monitors for the telecommunications industry as well as lasers and optical engines used in OCT imaging systems.

The aggregate purchase price of $23.8 million consisted of $21.5 million paid in cash, $842,000 of accrued purchase consideration related to a working capital adjustment as defined in the purchase agreement, assumed liabilities of $6.5 million, and transaction costs of $725,000, net of cash received of $5.8 million. We recorded an additional $147,000 of transaction costs and other liabilities to goodwill during the six months ended June 30, 2009.

Of the $21.5 million cash consideration, $2.3 million was contributed to two escrow funds. The first escrow fund of $120,000 was to indemnify us for damages arising from the exercise of appraisal rights by the former stockholders of Axsun. As there were no outstanding claims against the escrow, the $120,000 balance of the escrow account was released in May 2009. The second escrow fund of $2.2 million is available to indemnify us and related indemnities for certain matters, including breaches of representations and warranties and covenants included in the merger agreement for 15 months following the closing.

3. Financial Statement Details

Cash and Cash Equivalents and Short-Term Available-for-Sale Investments

SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: Level 1, observable inputs such as quoted prices in active markets; Level 2, inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3, unobservable inputs in which there is little or no market data, which requires that we develop our own assumptions. This hierarchy requires that we use observable market data, when available, and that we minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure our investments and marketable securities at fair value. Our cash and cash equivalents and short-term available for-sale investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

The fair value of our financial assets subject to the disclosure requirements of SFAS 157 was determined using the following levels of inputs at June 30, 2009 and December 31, 2008 (in thousands):

	Fair Value Measurements at June 30, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Cash	$16,500	$16,500	$—	$—
Money market funds	37,797	37,797	—	—
Corporate debt securities	41,969	41,969	—	—
U.S. Treasury and agency debt securities	44,209	44,209	—	—

Total	$140,475	$140,475	$—	$—

	Fair Value Measurements at December 31, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Cash	$14,243	$14,243	$—	$—
Money market funds	86,706	86,706	—	—
Corporate debt securities	43,941	43,941	—	—
U.S. Treasury and agency debt securities	5,000	5,000	—	—

Total	$149,890	$149,890	$—	$—

During the three and six months ended June 30, 2009, no transfers were made into or out of the Level 2 or Level 3 categories.

Short-term investments have been classified as available-for-sale investments. At June 30, 2009, available-for-sale investments are detailed as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$41,935	$34	$—	$41,969
U.S. Treasury and agency debt securities	44,196	13	—	44,209

Total	$86,131	$47	$—	$86,178

At December 31, 2008, available-for-sale investments are detailed as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$43,877	$72	$8	$43,941
U.S. Treasury and agency debt securities	4,998	2	—	5,000

Total	$48,875	$74	$8	$48,941

We invest our excess funds in short-term securities issued by the United States government, corporations, banks, municipalities, financial holding companies and in money market funds comprised of these same types of securities. Our cash and cash equivalents and short-term available-for-sale investments are placed with high credit quality financial institutions. Additionally, we diversify our investment portfolio in order to maintain safety and liquidity and we do not hold auction-rate or mortgage-backed securities. As of June 30, 2009, all of our investments will mature within one year. These investments are recorded at their estimated fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss.

Inventories

Inventories consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Finished goods	$10,263	$10,121
Work-in-process	7,960	6,592
Raw materials	15,615	12,223

Total	$33,838	$28,936

Intangible Assets

Intangible assets consist of developed technology, customer relationships, assembled workforce, licenses and patents and trademarks, which are amortized using the straight-line method over periods ranging from three to ten years, representing the estimated useful lives of the assets.

During the six months ended June 30, 2009, we recorded intangible asset additions of $206,000.

At June 30, 2009, intangible assets subject to amortization, by major class, consist of the following (in thousands):

	June 30, 2009
	Cost	Accumulated Amortization	Net	Weighted- Average Life (in years)
Developed technology	$20,565	$11,967	$8,598	7.3
Licenses	7,034	4,420	2,614	10.0
Customer relationships	2,473	1,602	871	6.7
Patents and trademarks	2,121	744	1,377	7.1
Assembled workforce	274	103	171	4.0

Total	$32,467	$18,836	$13,631	7.6

At June 30, 2009, future amortization expense associated with our intangible assets is expected to be as follows (in thousands):

2009 (remaining six months)	$2,111
2010	2,046
2011	2,046
2012	1,977
2013	1,646
Thereafter	3,805

Total	$13,631

Accrued Warranty

We typically offer a one-year warranty for parts and labor on our products commencing upon the transfer of title and risk of loss to the customer. We accrue the estimated cost of product warranties when we invoice our customers, based on historical results. The warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from these estimates, revisions to the estimated warranty liability would be required. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

Accrued warranty liability is included in accrued expenses and other current liabilities in the unaudited consolidated balance sheets. The change in the accrued warranty liability for the six months ended June 30, 2009 and 2008 is summarized in the following table (in thousands):

	Six Months Ended June 30,
	2009	2008
Balance at beginning of period	$1,104	$1,129
Warranties issued	990	1,141
Settlements	(1,034)	(1,145)

Balance at end of period	$1,060	$1,125

Restructuring Activity

In June 2009, we implemented a restructuring plan to consolidate our resources for the research and development of our OCT technology. As part of the restructuring plan, our facility in San Antonio, Texas will be closed and relocated to our Billerica, Massachusetts facility by December 31, 2009. Approximately 19 employees were impacted by the restructuring plan. One-time termination benefits included relocation or a separation agreement including severance payments, continuing medical benefits, and outplacement assistance. At June 30, 2009, 15 employees had entered into separation agreements. Service requirements vary under each separation agreement and we anticipate all terminations will occur by December 31, 2009.

We have accounted for the restructuring plan in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). Consistent with SFAS 146, we accrued relocation costs and the costs of one-time termination benefits to employees who will not be required to render service beyond a minimum retention period of 60 days. As a result, we recorded $235,000 as research and development expense during the three and six months ended June 30, 2009. We expect to record the remaining one-time termination benefits of approximately $218,000 ratably over required service periods. We currently estimate we will incur additional restructuring costs of approximately $470,000 as selling, general and administrative expense for the termination of an operating lease and other contract costs in the period we cease to use rights conveyed by the contract. We are assessing the potential alternatives available to us to help defray these costs, such as a potential sub-lease, and will update our estimate as additional information becomes available. Other research and development expenses of approximately $100,000 related to our restructuring plan, such as disposals of long-lived assets, moving costs and employee relocation costs incurred as a result of these activities will be recorded as they are incurred. In total, we expect to incur approximately $751,000 of costs over the next two quarters related to our restructuring plan.

At June 30, 2009, our restructuring liability included in accrued expenses and other current liabilities of our unaudited consolidated balance sheets (in thousands) is detailed as follows:

Six Months Ended June 30, 2009
Balance at beginning of period	$—
Additions — one-time termination benefits	235,000
Cash payments	(19,000)

Balance at end of period	$216,000

Debt and Credit Facilities

In January 2009, we paid all principal and interest outstanding under the Loan and Security Agreement assumed in our acquisition of Axsun totaling $153,000, which represents the principal balance of $151,000 plus accrued interest.

The amounts outstanding for long-term debt all relate to capital leases at June 30, 2009 and December 31, 2008.

4. Commitments and Contingencies

Litigation

On January 7, 2009, LightLab Imaging Inc., or LightLab, filed a complaint against Volcano and its wholly-owned subsidiary, Axsun, in the Superior Court of Massachusetts, Suffolk County, seeking injunctive relief and unspecified damages. LightLab’s complaint alleges that Volcano interfered with LightLab’s supply agreement with Axsun, or Agreement, and its advantageous business relationship with Axsun, that Axsun breached its Agreement and that Axsun and Volcano misappropriated LightLab’s confidential information and trade secrets. The allegations in the complaint are based in large part on Volcano’s acquisition of Axsun and Volcano’s resulting potential access to the technical specifications and related pricing and order information with respect to the lasers manufactured by Axsun for LightLab, a wholly owned subsidiary of Goodman. Goodman was a distributor of Volcano’s IVUS and FM products in Japan until that relationship was terminated in July 2009 (see Note 8 “Subsequent Events”). LightLab develops and sells OCT products for cardiovascular imaging and other medical uses. Along with its complaint, on January 7, 2009, LightLab also filed a motion for a temporary restraining order, which Axsun and Volcano opposed. On January 8, 2009, the Superior Court in Massachusetts issued a preliminary injunction against Axsun and Volcano, noting there had been no discovery and directing the parties to prepare for a full hearing after discovery. Following discovery and a subsequent hearing, the court reconsidered the broad injunction and on March 16, 2009 issued a much more limited order that provides that Axsun comply with the Agreement by not disclosing LightLab’s confidential information to Volcano. The order also provided that Axsun could not work with Volcano on the very specific version of the tunable laser as detailed in an exhibit to the Agreement. In addition, on March 3, 2009, LightLab filed a motion seeking an additional injunction to require Axsun to amend the Agreement to require that Axsun deliver a newer version of the laser developed and manufactured by Axsun. On April 2, 2009, the court denied LightLab’s motion for the additional injunction.

LightLab filed several interlocutory appeals of the March 16 and April 2, 2009 decisions to the Appeals Court. LightLab’s requests for interlocutory relief were denied except insofar as a Single Justice of the Appeals Court issued an order on May 22, 2009 pursuant to which Volcano and Axsun will retain two separate legal corporate entities while this order is in effect.

A trial date has been scheduled for January 5, 2010. We believe the complaint is without merit and are defending ourselves vigorously. Under the existing order Axsun can continue to sell its lasers and micro-electro-mechanical systems to the market, including to Volcano, except Axsun cannot sell the specific tunable laser design detailed in the Agreement for cardiovascular imaging to any person other than LightLab as long as LightLab continues to have exclusive rights in the specified lasers under the Agreement. In addition, under the terms of the preliminary injunction, Volcano is not prohibited from working with Axsun on the design of other lasers for use with Volcano’s OCT products. Due to the preliminary nature of the litigation we are not able to make a reliable estimate of the range of possible loss, if any, and no loss reserves have been recorded related to the complaint in our financial statements.

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

Operating Leases

In February 2009, we entered into a facility lease agreement for approximately 22,000 square feet of office space for our corporate headquarters in San Diego, California for which we are obligated to pay approximately $633,000 of rent over a 16 month period commencing on April 1, 2009. Approximately $248,000 of this amount is payable between April 1, 2009 and December 31, 2009. We provided a $55,000 security deposit in accordance with the terms of the lease.

Additionally, we renewed the lease for our facility in Billerica, Massachusetts for which we are obligated to pay approximately $2.9 million of rent over a five year period commencing on November 1, 2009. We have the right to renew the lease for an additional five years. The lease contains a rent escalation clause of approximately 3% per year in each of the successive years of the lease term.

Rent expense is being recognized on a straight-line basis over the minimum lease terms.

Purchase Commitments

We have obligations under non-cancelable purchase commitments for inventory; primarily raw materials. At June 30, 2009, the future minimum payments under these non-cancelable purchase commitments totaled $21.9 million. Approximately $18.6 million of these commitments will require payment prior to December 31, 2009 and the remaining amount will require payments at various dates through December 31, 2011.

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

CardioSpectra Acquisition

In connection with our December 2007 acquisition of CardioSpectra, we may make additional payments of up to an aggregate of $38.0 million in the event that certain milestones, as set forth in the Merger Agreement (see Note 2 “Acquisitions”), are achieved.

Novelis Acquisition

In connection with our May 2008 acquisition of Novelis (see Note 2 “Acquisitions”), we may make an additional cash payment of $3.0 million based on the achievement of a specific regulatory milestone.

Collaboration Agreements

In October 2007, we signed a clinical research support agreement with a third party in which the third party will conduct clinical studies concerning drug eluting stents. We have agreed to provide a total of $4.6 million to fund clinical study activities. At June 30, 2009, we have a remaining obligation of up to $4.1 million and we will be billed as services are performed under the agreement.

5. Stockholders’ Equity

Stock Benefit Plans

At June 30, 2009, we have granted options and restricted stock units (“RSUs”) under the 2005 Equity Compensation Plan (the “2005 Plan”) and we have granted options under the 2000 Long Term Incentive Plan (the “2000 Plan”) under which a maximum aggregate number of 11,662,558 shares of our common stock may be issued or transferred to our employees, non-employee directors and consultants. Commencing in October 2005, options and awards have been granted under the 2005 Plan. Options previously granted under the 2000 Plan that are cancelled or expire will increase the shares available for grant under the 2005 Plan. In addition, employees have purchased shares of the Company’s common stock under the 2007 Employee Stock Purchase Plan (the “Purchase Plan”). At June 30, 2009, 1,666,161 shares and 870,525 shares remained available to grant under the 2005 Plan and the Purchase Plan, respectively.

Stock Option Activity

Stock Option activity for the six months ended June 30, 2009 is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	5,957,995	$10.62
Granted	617,666	13.82
Exercised	(379,572)	2.09
Forfeited or expired	(415,391)	17.58

Outstanding and exercisable at June 30, 2009	5,780,698	11.02	5.3	$25,243

Vested and expected to vest at June 30, 2009	5,664,873	10.94	5.2	25,171

The total intrinsic value of stock options exercised during the three months ended June 30, 2009 and 2008 and six months ended June 30, 2009 and 2008 was $1.6 million, $1.9 million, $4.6 million, and $2.8 million, respectively, which represents the difference between the exercise price of the option and the fair value of our common stock on the dates exercised.

Non-vested option activity for the six months ended June 30, 2009 is as follows:

	Non-vested Stock Options	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2008	2,584,281	$7.15
Granted	617,666	5.82
Vested	(447,505)	5.82
Forfeited or expired	(415,391)	8.29

Outstanding at June 30, 2009	2,339,051	6.84

The weighted-average grant date fair value of options granted during the three months ended June 30, 2009 and 2008 and six months ended June 30, 2009 and 2008 was $5.66, $5.71, $5.82, and $5.79, respectively.

Restricted Stock Unit Activity

RSU activity for the six months ended June 30, 2009 is as follows:

Restricted Stock Units
Outstanding at December 31, 2008	362,811
Granted	500,000
Vested	(90,648)
Forfeited or expired	(13,017)

Outstanding at June 30, 2009	759,146

These time-vested RSUs entitle the holder to shares of common stock as the units vest in equal annual installments over a four-year period. The weighted-average grant-date fair value of each RSU granted during the three months ended June 30, 2008 and six months ended June 30, 2009 and 2008 was $12.63, $13.69, and $12.95, respectively. No RSUs were granted during the three months ended June 30, 2009.

During the six months ended June 30, 2009, we released 90,648 shares of common stock based on the vesting terms of certain RSU agreements. In order for employees to satisfy minimum statutory tax withholding obligations upon releases of common stock underlying these RSU agreements, we repurchased 27,841 shares of common stock at the fair value on their respective release dates at a weighted average fair value of $14.93 per share. There was no common stock held in treasury as of June 30, 2009.

Employee Stock Purchase Plan Activity

On June 7, 2007, our stockholders approved the adoption of the Purchase Plan. The Purchase Plan provides eligible employees the opportunity to purchase shares of the Company’s common stock at the lower of up to 85% of the fair market value on the first or last day of the applicable offering period, by having withheld from their salary an amount up to 15% of their compensation, without paying brokerage fees or commissions on purchases. Our Purchase Plan is deemed to be compensatory, therefore Purchase Plan expense under SFAS 123(R) has been included in our consolidated statements of operations for the three and six months ended June 30, 2009 and 2008.

We pay for the administrative expenses of the Purchase Plan. No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year, nor purchase more than 750 shares in any six-month purchase period.

Commencing January 1, 2008, common stock reserved for issuance under the Purchase Plan automatically increases by the lesser of 1 1/2% of our outstanding common stock or 600,000 shares on the first day of January of each year. In November 2008, the Board of Directors exercised its right not to increase the number of shares of common stock available for issuance under the Purchase Plan that was scheduled to occur on January 1, 2009. As a result, at June 30, 2009, the number of shares of common stock reserved for issuance under the Purchase Plan remained at 1,100,000 shares.

During the six months ended June 30, 2009 and 2008, 78,462 and 73,571 shares, respectively, were purchased at an average per share price of $12.72 and $10.42, respectively.

Fair Value Assumptions

The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option-pricing (the “Black-Scholes”) model utilizing the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Risk-free interest rate	1.9%	2.9%	1.9%	3.1%
Expected life (years)	4.6	4.9	5.0	5.0
Estimated volatility	47.1%	47.9%	45.9%	47.6%
Expected dividends	None	None	None	None

The risk-free interest rate for periods within the contractual life of the option is based on the implied yield available on United States Treasury constant rate securities with the same or substantially equivalent remaining terms at the time of grant.

Since January 1, 2008, we have used our historical share option exercise experience to estimate the expected term of our options.

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

Under SFAS 123(R), the fair value of each purchase option under the Purchase Plan is estimated at the beginning of each purchase period using the Black-Scholes model utilizing the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Risk-free interest rate	0.5%	1.8%	1.0%	2.6%
Expected life (years)	0.5	0.5	0.5	0.5
Estimated volatility	77.1%	52.6%	67.1%	51.4%
Expected dividends	None	None	None	None
Fair value of purchase right	$4.99	$3.64	$5.08	$3.99

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

Under SFAS 123(R), we estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rates in the three and six months ended June 30, 2009 and 2008 are based on our historical forfeiture experience.

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense included in our consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of revenues	$174	$184	$385	$376
Selling, general and administrative	2,308	1,794	4,388	3,296
Research and development	368	444	792	812

Total	$2,850	$2,422	$5,565	$4,484

Included in our stock-based compensation expense is $49,000, $51,000, $103,000, and $86,000 of stock-based compensation expense related to non-employees in the three months ended June 30, 2009 and 2008 and six months ended June 30, 2009 and 2008, respectively. In addition, $266,000, $183,000, $432,000, and $264,000 of stock-based compensation expense related to the Purchase Plan was recorded in the three months ended June 30, 2009 and 2008 and six months ended June 30, 2009 and 2008, respectively. At June 30, 2009 and December 31, 2008, there was $281,000 and $266,000, respectively, of total stock-based compensation cost capitalized in inventories.

At June 30, 2009, there was $15.3 million, $9.4 million and $181,000 of total unrecognized compensation cost for stock options, RSUs and the Purchase Plan, respectively, which is expected to be recognized over weighted average terms of 2.6 years, 3.3 years and 0.2 years, respectively.

We have not recognized, and we do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the valuation allowance on our net deferred tax assets and our net operating loss carryforwards.

Comprehensive Loss

The following table summarizes the components of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(5,267)	$(13,481)	$(12,881)	$(15,807)
Other comprehensive loss:
Available for sale adjustments	68	(84)	(20)	(111)
Foreign currency translation adjustments	262	(33)	(18)	(1,066)

Total comprehensive loss	$(4,937)	$(13,598)	$(12,919)	$(16,984)

The following table summarizes the components of our accumulated other comprehensive loss (in thousands):

	June 30, 2009	December 31, 2008
Unrealized gain on available-for-sale investments	$46	$66
Accumulated foreign currency translation adjustments	(3,160)	(3,142)

	$(3,114)	$(3,076)

6. Segment and Geographic Information

Our chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about segment revenues by product and geographic region for purposes of making operating decisions and assessing financial performance. Historically, we considered ourselves to be a single reporting segment, specifically the manufacture, sale, discovery, development and commercialization of products for the diagnosis of atherosclerosis in the coronary arteries and peripheral vascular system (“Medical Segment”). In connection with our acquisition of Axsun in December 2008, we operate an additional segment, specifically the development, manufacture and sale of micro-optical spectrometers and optical channel monitors to telecommunications companies (“Telecom Segment”).

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

The following table sets forth our revenues by segment and product expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2009	2008	2008 to 2009	2009	2008	2008 to 2009
Medical segment:
IVUS:
Consoles	$9,295	$10,540	(11.8)%	$17,706	$16,912	4.7%
Single-procedure disposables	31,808	25,159	26.4	60,928	50,361	21.0
FM:
Consoles	22	252	(91.3)	107	595	(82.0)
Single-procedure disposables	7,209	4,123	74.8	13,469	7,558	78.2
Other	2,089	1,403	48.9	3,794	2,698	40.6

Sub-total medical segment	50,423	41,477	21.6	96,004	78,124	22.9
Telecom segment	3,619	—	n/a	6,997	—	n/a

	$54,042	$41,477	30.3	$103,001	$78,124	31.8

The following table sets forth our revenues by geography expressed as dollar amounts (in thousands) and the changes in revenues in the specified periods expressed as percentages:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2009	2008	2008 to 2009	2009	2008	2008 to 2009
Revenues (1):
United States	$26,641	$21,959	21.3%	$50,851	$40,186	26.5%
Japan	11,776	8,822	33.5	23,460	18,911	24.1
Europe, the Middle East and Africa	11,738	8,953	31.1	21,374	15,815	35.2
Rest of world	3,887	1,743	123.0	7,316	3,212	127.8

	$54,042	$41,477	30.3	$103,001	$78,124	31.8

(1)	Revenues are attributed to geographies based on the location of the customer, except for shipments to original equipment manufacturers, which are attributed to the country of the origin of the equipment distributed.

Approximately 65% of our property and equipment is located in the United States, approximately 27% is located in Japan, and less than 10% is located in our remaining geographies.

7. Income Taxes

We are subject to taxation in the U.S. and various state and foreign jurisdictions. We record liabilities for income tax contingencies based on our best estimate of the underlying exposures. We are open for audit by the United States Internal Revenue Service and state tax jurisdictions from our inception in 2000 through 2009. We were audited by the Belgian tax authorities for the 2005 and 2006 years. There were no significant adjustments as a result of this audit. We continue to be open for audit by Belgium and various European tax jurisdictions from the inception of Volcano Europe in 2003 through 2009, and by South Africa from the inception of Volcano South Africa in 2008 through 2009. We were audited by the Japanese tax authorities for the 2005 through 2007 years. There were no significant adjustments as a result of this audit. We continue to be open for audit by the Japanese tax authorities from the inception of Volcano Japan in 2004 through 2009.

For the three months ended June 30, 2009 and 2008 and six months ended June 30, 2009 and 2008, we recorded a provision for income taxes of approximately $518,000, $251,000, $712,000, and $459,000, respectively. The provision for income taxes consisted primarily of foreign income taxes and domestic state income taxes.

8. Subsequent Events

On July 1, 2009, we adopted the Japanese yen as the functional currency for Volcano Japan. Consistent with the considerations specified in SFAS No. 52, Foreign Currency Translation (“SFAS 52”), the change was made to reflect recent developments with our Japan operations, including increases in direct sales denominated in the Japanese yen and growth in the local infrastructure that has enabled the day-to-day operations of Volcano Japan to become relatively self-contained and integrated into the Japanese economic environment. In accordance with SFAS 52, assets and liabilities of Volcano Japan’s operations will be translated into U.S. dollars at period-end exchange rates, revenues and expenses will be translated into U.S. dollars at average exchange rates in effect during each reporting period, and adjustments resulting from the translation will be reported in other comprehensive loss beginning with our financial statements as of and for the periods ending September 30, 2009. Due to the complexities and variability of foreign exchange rates between the U.S. dollar and Japanese yen, we are not able to estimate the financial effect this change will have on our future results of operations.

On July 8, 2009, we entered into a Distributor Termination Agreement (the “Termination Agreement”) with Goodman that terminated certain agreements between us and Goodman effective August 31, 2009 (the “Termination Date”) and provided for the transition of the distribution, formerly handled by Goodman, of Volcano products in Japan to Volcano Japan effective immediately. Under the Termination Agreement, we agreed to pay Goodman 350 million Japanese yen and consumption tax (a total of approximately $3.9 million) in three installments. We have the right to offset payments against invoices to Goodman for product purchases prior to the Termination Date. The first installment of 100 million Japanese yen (approximately $1.1 million, including consumption tax) was offset against receivables outstanding from Goodman on July 15, 2009. The next installment of 50 million Japanese yen (approximately $0.6 million, including consumption tax) will be paid following the transfer and delivery of consoles in Goodman’s possession. The remaining 200 million Japanese yen (approximately $2.2 million, including consumption tax) will be paid on August 31, 2009. Consoles acquired by us will remain at the customer locations where they are currently installed. They will be recorded at their fair value as property and equipment and depreciated over a useful life of 2.5 years. We also agreed to repurchase from Goodman any remaining IVUS and FM disposables on August 31, 2009. We do not expect such repurchases to be material. Any disposables repurchased will be recorded as an asset on our balance sheet. Any incremental revenues received as these disposables are sold through by the dealers will be recognized at the time of the sale. In addition, commencing on July 1, 2009 and ending on December 31, 2009, we have agreed to pay Goodman commissions from the sale of products to sub-distributors or hospitals transferred as customers from Goodman. Commissions will be paid at a rate of 40% of net receipts (as defined in the Termination Agreement) for sales in July and August, 30% of net receipts for sales in September and October and 25% of net receipts for sales in November and December. We guaranteed minimum total commissions of 310 million Japanese yen (approximately $3.3 million) which will be paid at various dates through January 31, 2010. Commissions will be recorded as selling, general, and administrative expense. The aforementioned amounts related to the Termination Agreement have been converted to U.S. dollars from Japanese yen based on exchange rates in effect on July 8, 2009.

On July 29, 2009, our stockholders approved amendments to our 2005 Plan, and the incorporation of such amendments into an Amended and Restated 2005 Equity Compensation Plan (“2005 Amended Plan”). The 2005 Amended Plan provides for the grant of performance stock awards and performance cash awards, does not allow repricing of options without express approval of the stockholders, and clarifies that a change in control must actually occur in order for change in control benefits to be realized. Under the 2005 Amended Plan, an aggregate of 13,712,558 shares are available for issuance, an increase of 2,050,000 shares. Commencing July 29, 2009, the number of shares of stock available for issuance under the 2005 Amended Plan will be reduced by one share for each share of stock issued pursuant to an option or a stock appreciation right and one and sixty-three hundredths (1.63) shares for each share of common stock issued pursuant to a restricted stock award, RSU award, performance stock award or other stock award. Shares net exercised or retained to cover a participant’s minimum tax withholding obligations will not again become available for issuance under the 2005 Amended Plan.

We performed our evaluation of material subsequent events that occurred from June 30, 2009 through August 6, 2009, the date our financial statements were issued.

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

We also develop and manufacture optical monitors, lasers, and optical engines used in OCT imaging systems as well as micro-optical spectrometers and optical channel monitors used in the telecommunications industry.

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

We have focused on building our domestic and international sales and marketing infrastructure to market our products to physicians and technicians who perform PCI procedures in hospitals and to other personnel who make purchasing decisions on behalf of hospitals. At June 30, 2009, we had approximately 955 worldwide employees, including approximately 420 manufacturing employees, 244 sales and marketing employees and approximately 124 research and development employees.

In the six months ended June 30, 2009 and 2008, 35.4% and 23.2%, respectively, of our revenues and 20.5% and 13.4%, respectively, of our operating expenses were denominated in various non-U.S. dollar currencies, primarily the euro and the yen. As a result, we are subject to risks related to fluctuations in foreign currency exchange rates, which could affect our operating results in the future.

Historically, we sold our products in Japan primarily through distributors. We have accelerated our direct sales strategy in Japan and began to place and sell our products in Japan directly through an internal sales force during the second quarter of 2009. In connection with this direct sales strategy, we formally ended our distribution relationship with Goodman Company, Ltd., or Goodman, a distributor of our IVUS and FM products in Japan. On July 8, 2009, we entered into a Distributor Termination Agreement, or Termination Agreement, with Goodman that terminates certain agreements between us and Goodman effective August 31, 2009, and provides for the transition of the distribution of Volcano products in Japan to Volcano Japan effective immediately. Under the Termination Agreement, we agreed to pay Goodman 350 million Japanese yen and consumption tax (a total of approximately $3.9 million) along with minimum total commissions of approximately 310 million Japanese yen (approximately $3.3 million) which will be paid at various dates through January 31, 2010. Our efforts to implement a direct sales strategy in Japan may adversely impact our revenues, results of operations and financial condition and cause us to incur additional expenses sooner than initially planned. See the risk factor “If our transition to a direct sales force in Japan is not successful, then our business and results of operations may be materially and adversely affected” in Part II Item 1A “Risk Factors.” The aforementioned amounts related to the Termination Agreement have been converted to U.S. dollars from Japanese yen based on exchange rates in effect on July 8, 2009.

At June 30, 2009, we had a worldwide installed base of over 3,600 IVUS consoles and over 800 FM consoles. We intend to grow and leverage this installed base to drive recurring sales of our single-procedure disposable catheters and guide wires. In the six months ended June 30, 2009, the sale of our single-procedure disposable catheters and guide wires accounted for $74.4 million, or 72.2% of our revenues, a $16.5 million, or 28.5% increase from 2008, in which the sale of our single-procedure disposable catheters and guide wires accounted for $57.9 million, or 74.1% of our revenues.

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

On December 18, 2007, we acquired CardioSpectra, Inc., or CardioSpectra. Through CardioSpectra, we are developing innovative OCT technology, which is expected to complement our existing product offerings and further enhance our position as an imaging technology leader in the field of interventional medicine. OCT technology enables high resolution imaging of highly detailed structures in the vasculature, including vessel wall defects, intra-luminal thrombus and stent struts. Our long term goal is to integrate this OCT functionality into our s5 family of imaging products.

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

On December 24, 2008, we acquired Axsun, a company that develops and manufactures optical monitors for telecommunications, lasers and optical engines used in medical OCT imaging systems and advanced photonic components and sub-systems used in spectroscopy and other industrial applications. We believe Axsun’s proprietary OCT technology will provide us competitive advantages in the invasive imaging sector. In connection with the Axsun acquisition, we and Axsun were sued by LightLab Imaging, Inc., or LightLab. LightLab is a wholly owned subsidiary of Goodman, which was a distributor of our IVUS and FM products in Japan until that relationship was terminated in July 2009 (see Note 8 “Subsequent Events”). LightLab develops and sells OCT products for cardiovascular imaging and other medical uses. We believe the complaint is without merit and we intend to defend ourselves vigorously.

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

Revenues. We generate revenues from two reporting segments: medical and telecom. Our medical segment represents our core business, in which we derive revenues primarily from the sale of our IVUS and FM consoles and single-procedure disposables. Our telecom segment derives revenues related to the sales of Axsun’s micro-optical spectrometers and optical channel monitors to telecommunication companies. In the six months ended June 30, 2009, we generated $103.0 million of revenues which is composed of $96.0 million from our medical segment and $7.0 million from our telecom segment. In the six months ended June 30, 2009, 81.9% of our medical segment revenues were derived from the sale of our IVUS consoles and IVUS single-procedure disposables, as compared with 86.1% in the six months ended June 30, 2008. In the six months ended June 30, 2009, 14.1% of our medical segment revenues were derived from the sale of our FM consoles and FM single-procedure disposables, as compared with 10.4% in the six months ended June 30, 2008. Other revenues consist primarily of service and maintenance revenues, shipping and handling revenues, sales of distributed products, spare parts sales, and license fees.

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

In-process Research and Development. In-process research and development, or IPR&D, consists of our projects acquired in connection with acquisitions that had not reached technological feasibility and had no alternative future uses as of each acquisition date. Certain additional payments that may be required in connection with our acquisitions could result in future charges to IPR&D.

In December 2007, we acquired the OCT project in connection with our acquisition of CardioSpectra, which was valued at $26.3 million. In-vivo testing and regulatory approval remained to be completed as of the acquisition date at an estimated cost of $7.2 million. In addition, milestone payments of up to $38.0 million may be paid in connection with successful and timely regulatory approvals and commercialization. The OCT project was expected to be commercialized by late 2008. Our initial assessment of the stage of completion of the OCT project at the acquisition date was underestimated. As of June 30, 2009, the OCT project in-vivo testing had begun and commercialization was behind schedule by approximately two years. In addition, we expect to incur approximately $10.0 million of costs to complete the OCT project for a revised estimated total of approximately $15.3 million. If the OCT project is not completed in a timely manner, such as if we experience delays associated with significant design changes that result from unsuccessful human trials or discoveries during human trials, we may jeopardize a potential competitive advantage, experience difficulties in obtaining our forecasted revenues and associated market share and we may not be required to pay some or all of the milestone payments.

In May 2008, we acquired the FLIVUS project in connection with our acquisition of Novelis, which was valued at $12.2 million. In-vivo testing and regulatory approval protocols remained to be completed for the FLIVUS project as of the acquisition date, at an estimated cost of $3.9 million. We expected the FLIVUS project to receive regulatory approvals and be commercialized during 2009. As of June 30, 2009, the project was behind schedule by approximately one year. In addition, we expect to incur approximately $5.7 million of costs to complete the FLIVUS project for a revised estimated total of approximately $7.2 million. If the FLIVUS project is not completed in a timely manner, such as if we experience delays associated with significant design changes that result from unsuccessful human trials or discoveries during human trials, we may jeopardize a potential competitive advantage and experience a potential loss of revenues and associated market share and we may not be required to pay the milestone payment.

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

Provision for Income Taxes. Provision for income taxes is comprised of local and foreign income taxes. We have evaluated our ability to fully utilize our net deferred tax assets on an individual jurisdiction basis. For those jurisdictions in which we believe there is sufficient uncertainty surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance and no current benefit has been recognized for the net operating loss and other deferred tax assets.

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, presented in both absolute dollars (in thousands) and as a percentage of revenues:

	Three Months Ended June 30,				Six Months Ended March 31,
	2009		2008		2009		2008
Revenues	$54,042	100.0%	$41,477	100.0%	$103,001	100.0%	$78,124	100.0%
Cost of revenues	22,486	41.6	15,705	37.9	43,135	41.9	29,334	37.5

Gross profit	31,556	58.4	25,772	62.1	59,866	58.1	48,790	62.5
Operating expenses:
Selling, general and administrative	26,453	48.9	20,800	50.1	51,533	50.0	42,859	54.9
Research and development	9,866	18.3	6,307	15.2	18,635	18.1	11,944	15.3
In-process research and development	—	—	12,232	29.5	—	—	12,407	15.9
Amortization of intangibles	1,053	1.9	778	1.9	2,105	2.1	1,551	2.0

Total operating expenses	37,372	69.1	40,117	96.7	72,273	70.2	68,761	88.1

Operating loss	(5,816)	(10.7)	(14,345)	(34.6)	(12,407)	(12.1)	(19,971)	(25.6)
Interest income	197	0.4	1,264	3.0	498	0.5	3,097	4.0
Interest expense	(1)	—	(2)	—	(3)	—	(6)	—
Exchange rate gain (loss)	871	1.6	(147)	(0.3)	(257)	(0.2)	1,532	2.0

Loss before provision for income taxes	(4,749)	(8.7)	(13,230)	(31.9)	(12,169)	(11.8)	(15,348)	(19.6)
Provision for income taxes	518	1.0	251	0.6	712	0.7	459	0.6

Net loss	$(5,267)	(9.7)%	$(13,481)	(32.5)%	$(12,881)	(12.5)%	$(15,807)	(20.2)%

The following table sets forth our revenues by product expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2009	2008	2008 to 2009	2009	2008	2008 to 2009
Medical segment:
IVUS:
Consoles	$9,295	$10,540	(11.8)%	$17,706	$16,912	4.7%
Single-procedure disposables	31,808	25,159	26.4	60,928	50,361	21.0
FM:
Consoles	22	252	(91.3)	107	595	(82.0)
Single-procedure disposables	7,209	4,123	74.8	13,469	7,558	78.2
Other	2,089	1,403	48.9	3,794	2,698	40.6

Sub-total medical segment	50,423	41,477	21.6	96,004	78,124	22.9
Telecom segment	3,619	—	n/a	6,997	—	n/a

	$54,042	$41,477	30.3	$103,001	$78,124	31.8

The following table sets forth our revenues by geography expressed as dollar amounts (in thousands) and the changes in revenues in the specified periods expressed as percentages:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2009	2008	2008 to 2009	2009	2008	2008 to 2009
Revenues (1):
United States	$26,641	$21,959	21.3%	$50,851	$40,186	26.5%
Japan	11,776	8,822	33.5	23,460	18,911	24.1
Europe, the Middle East and Africa	11,738	8,953	31.1	21,374	15,815	35.2
Rest of world	3,887	1,743	123.0	7,316	3,212	127.8

	$54,042	$41,477	30.3	$103,001	$78,124	31.8

(1)	Revenues are attributed to geographies based on the location of the customer, except for shipments by original equipment manufacturers, which are attributed to the country of the origin of the equipment distributed.

Comparison of Three Months Ended June 30, 2009 and 2008

Revenues. Revenues increased $12.6 million, or 30.3%, to $54.0 million in the three months ended June 30, 2009, as compared to revenues of $41.5 million in the three months ended June 30, 2008. In the three months ended June 30, 2009, IVUS revenues increased $5.4 million, or 15.1%, as compared to the three months ended June 30, 2008, which is comprised of a $6.6 million, or 26.4%, increase in sales of our single-procedure disposable IVUS products and a decrease of $1.2 million, or 11.8%, from sales of our IVUS consoles. In the three months ended June 30, 2009, FM revenues increased $2.9 million, or 65.3%, as compared to the three months ended June 30, 2008, which is comprised of an increase of $3.1 million, or 74.8%, in sales of our single-procedure disposable FM products, which was partially offset by a decrease of $230,000, or 91.3%, in sales of our FM consoles. Telecom revenues were $3.6 million in the three months ended June 30, 2009. We had no telecom revenues in the three months ended June 30, 2008 as we did not acquire Axsun until December 2008. Other revenues increased $686,000, or 48.9%, in the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, due primarily to the inclusion of Axsun medical segment revenues in the 2009 period along with higher service contract and rental revenues. The increases in FM disposable revenues were primarily due to increased adoption of the technology based on recent clinical study data. In addition, revenues in the three months ended June 30, 2009 were also unfavorably impacted by $1.4 million in euro foreign currency translation and favorably impacted by $161,000 in yen foreign currency translation. Increases in revenues were realized across all of our key geographic markets.

Cost of Revenues. Cost of revenues increased $6.8 million, or 43.2%, to $22.5 million, or 41.6% of revenues in the three months ended June 30, 2009, from $15.7 million, or 37.9% of revenues in the three months ended June 30, 2008. The increase in the cost of revenues was primarily due to higher sales volume. Gross margin was 58.4% of revenues in the three months ended June 30, 2009, decreasing from 62.1% of revenues in the three months ended June 30, 2008. The decrease in gross margin resulted primarily from the addition of lower margin products from Axsun, higher console depreciation and field service costs, and the unfavorable foreign currency translation impact on revenue as discussed above. These unfavorable gross margin impacts were partially offset by a decrease in the production costs of IVUS and FM disposable products due to ongoing cost reduction initiatives and higher manufacturing capacity utilization.

Selling, General and Administrative. Selling, general and administrative expenses increased $5.7 million, or 27.2%, to $26.5 million, or 48.9% of revenues in the three months ended June 30, 2009, as compared to $20.8 million, or 50.1% of revenues in the three months ended June 30, 2008. The increase in the three months ended June 30, 2009 as compared with the three months ended June 30, 2008 was primarily due to growth in our Japan operation to support our direct sales efforts there, inclusion of Axsun expenses not included in the period ending June 30, 2008, increased headcount resulting from the expansion of our U.S. and Europe sales organizations, increased infrastructure expenses to support company growth, legal expenses related to the LightLab litigation, and higher stock-based compensation expense.

Research and Development. Research and development expenses increased $3.6 million, or 56.4%, to $9.9 million, or 18.3% of revenues in the three months ended June 30, 2009, as compared to $6.3 million, or 15.2% of revenues in the three months ended June 30, 2008. The increase in research and development expenses in the three months ended June 30, 2009 as compared with the three months ended June 30, 2008 was primarily due to the inclusion of a full quarter of expenses from ongoing operations of the Novelis and Axsun acquisitions that were not included in the three months ended June 30, 2008. As Axsun was acquired in December 2008, the three month period ended June 30, 2008 did not include any expenses related to Axsun, and as Novelis was acquired in May 2008, the 2008 three month period only included one and one half months of expense for Novelis. Additionally we experienced increased spending on various product development projects, growth in our research and development organization, and increased regulatory expenses.

In-process research and development. In-process research and development expenses of $12.2 million in the three months ended June 30, 2008 related to our May 2008 acquisition of Novelis. There were no in-process research and development expenses in the three months ended June 30, 2009.

Amortization of Intangibles. Amortization expense increased to $1.1 million, or 1.9% of revenues in the three months ended June 30, 2009, as compared to $778,000, or 1.9% of revenues in the three months ended June 30, 2008. The increase in amortization expense is primarily related to the amortization of intangible assets acquired from Axsun.

Interest Income. Interest income decreased to $197,000, or 0.4% of revenues in the three months ended June 30, 2009, as compared to $1.3 million, or 3.0% of revenues in the three months ended June 30, 2008. The decrease was due to a decrease in the weighted-average interest rate on our investments and a decrease in our cash and cash equivalents and short-term available-for-sale investments.

Exchange Rate Gain (Loss). Exchange rate gain for the three months ended June 30, 2009 was $871,000, as compared to an exchange rate loss of $147,000 in the three months ended June 30, 2008. The gain in the three months ended June 30, 2009 primarily relates to the effect of the weakening of the U.S. dollar compared to the yen during the quarter and the related effect on the valuation of yen based monetary assets and liabilities held by Volcano Japan. The exchange rate loss for the three months ended June 30, 2008, primarily related to the strengthening of the U.S. dollar against the euro and its impact on our intercompany receivable balance.

Provision for Income Taxes. Provision for income taxes for the three months ended June 30, 2009 was $518,000, compared to a provision of $251,000 for the three months ended June 30, 2008. The provision for income taxes consisted primarily of foreign income taxes and domestic state income taxes.

Comparison of Six Months Ended June 30, 2009 and 2008

Revenues. Revenues increased $24.9 million, or 31.8%, to $103.0 million in the six months ended June 30, 2009, as compared to revenues of $78.1 million in the six months ended June 30, 2008. In the six months ended June 30, 2009, IVUS revenues increased $11.4 million, or 16.9%, as compared to the six months ended June 30, 2008, which is comprised of a $10.6 million, or 21.0%, increase in sales of our single-procedure disposable IVUS products and an increase of $794,000, or 4.7%, from sales of our IVUS consoles. In the six months ended June 30, 2009, FM revenues increased $5.4 million, or 66.5%, as compared to the six months ended June 30, 2008, which is comprised of an increase of $5.9 million, or 78.2%, in sales of our single-procedure disposable FM products, which was partially offset by a decrease of $488,000, or 82.0%, in sales of our FM consoles. Telecom revenues were $7.0 million in the six months ended June 30, 2009. We had no telecom revenues in the six months ended June 30, 2008 as we did not acquire Axsun until December 2008. Other revenues increased $1.1 million, or 40.6%, in the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, due primarily to the inclusion of Axsun medical segment revenues in the 2009 period, higher service contract and rental revenues, partially offset by lower sales of distributed products. The increases in FM disposable revenues were primarily due to increased adoption of the technology based on recent clinical study data. In addition, revenues in the six months ended June 30, 2009 were also unfavorably impacted by $2.6 million in euro foreign currency translation and favorably impacted by $175,000 in yen foreign currency translation. Increases in revenues were realized across all of our key geographic markets.

Cost of Revenues. Cost of revenues increased $13.8 million, or 47.0%, to $43.1 million, or 41.9% of revenues in the six months ended June 30, 2009, from $29.3 million, or 37.5% of revenues in the six months ended June 30, 2008. Gross margin was 58.1% of revenues in the six months ended June 30, 2009, decreasing from 62.5% of revenues in the six months ended June 30, 2008. The increase in the cost of revenues was primarily due to higher sales volume. The decrease in gross margin resulted primarily from the addition of lower margin products from Axsun, higher console depreciation and field service costs, services performed under software maintenance agreements, and the unfavorable foreign currency translation impact on revenue as discussed above. These unfavorable gross margin impacts were partially offset by a decrease in the production costs of IVUS and FM disposable products due to ongoing cost reduction initiatives and higher manufacturing capacity utilization.

Selling, General and Administrative. Selling, general and administrative expenses increased $8.7 million, or 20.2%, to $51.5 million, or 50.0% of revenues in the six months ended June 30, 2009, as compared to $42.9 million, or 54.9% of revenues in the six months ended June 30, 2008. The increase in the six months ended June 30, 2009 as compared with the six months ended June 30, 2008 was primarily due to growth in our Japan operation to support our direct sales efforts there, legal expenses related to the LightLab litigation, inclusion of Axsun expenses not included in the period ending June 30, 2008, increased headcount resulting from the expansion of our U.S. and Europe sales organizations, increased infrastructure expenses to support company growth, and higher stock-based compensation expense. These increases were offset by a decrease in due diligence expenses that were incurred in the six months ending June 30, 2008 related to an acquisition that was not consummated.

Research and Development. Research and development expenses increased $6.7 million, or 56.0%, to $18.6 million, or 18.1% of revenues in the six months ended June 30, 2009, as compared to $11.9 million, or 15.3% of revenues in the six months ended June 30, 2008. The increase in research and development expenses in the six months ended June 30, 2009 as compared with the six months ended June 30, 2008 was primarily due to the inclusion of a full six months of expenses from ongoing operations of the Novelis and Axsun acquisitions. As Axsun was acquired in December 2008, the six month period ended June 30, 2008 did not include any expenses related to Axsun, and as Novelis was acquired in May 2008, the 2008 six month period only included one and one half months of expenses for Novelis. Additionally, we experienced increased spending on various product development projects, growth in our research and development organization, and increased clinical trial and regulatory expenses.

In-process research and development. In-process research and development expenses of $12.4 million in the six months ended months ended June 30, 2008 primarily related to our May 2008 acquisition of Novelis. There were no in-process research and development expenses in the six months ended June 30, 2009.

Amortization of Intangibles. Amortization expense increased to $2.1 million, or 2.1% of revenues in the six months ended June 30, 2009, as compared to $1.6 million, or 2.0% of revenues in the six months ended June 30, 2008. The increase in amortization expense is primarily related to the amortization of intangible assets acquired from Axsun.

Interest Income. Interest income decreased to $498,000, or 0.5% of revenues in the six months ended June 30, 2009, as compared to $3.1 million, or 4.0% of revenues in the six months ended June 30, 2008. The decrease was due to a decrease in the weighted-average interest rate on our investments and a decrease in our cash and cash equivalents and short-term available-for-sale investments.

Exchange Rate Gain (Loss). Exchange rate loss for the six months ended June 30, 2009 was $257,000, as compared to an exchange rate gain of $1.5 million in the six months ended June 30, 2008. The loss in the six months ended June 30, 2009 primarily relates to the effect of the strengthening of the U.S. dollar compared to the yen during the first half of the year and the related effect on the valuation of yen based monetary assets and liabilities held by Volcano Japan. The exchange rate gain for the six months ended June 30, 2008, primarily relates to the strengthening of the euro against the U.S. dollar during the first quarter of 2008 and its impact on the current rate translation of the euro-based intercompany receivable balance. In April 2008, $22.6 million of this intercompany receivable owed to Volcano Corporation from Volcano Europe was converted into equity, resulting in a decrease in the amount of euro-based receivables subject to translation, thereby reducing the impact of periodic exchange rate fluctuations.

Provision for Income Taxes. Provision for income taxes for the six months ended June 30, 2009 was $712,000, compared to a provision of $459,000 for the six months ended June 30, 2008. The provision for income taxes consisted primarily of foreign income taxes and domestic state income taxes.

Liquidity and Capital Resources

Sources of Liquidity

Historically, our sources of cash have included:

•	issuance of equity securities, including underwritten public offerings of our common stock, cash generated from the exercise of stock options and participation in our employee stock purchase plan;

•	cash generated from operations, primarily from the collection of accounts receivable resulting from product sales; and

•	interest income.

Our historical cash outflows have primarily been associated with:

•	cash used for operating activities such as the purchase and growth of inventory, expansion of our sales and marketing and research and development infrastructure and other working capital needs;

•	expenditures related to increasing our manufacturing capacity and improving our manufacturing efficiency;

•	capital expenditures related to the acquisition of equipment that we own and place at our customer premises and other fixed assets;

•	cash used to repay our debt obligations and related interest expense; and

•	cash used for acquisitions.

Other factors that impact our cash inflow and outflow include:

•	significant increases in our product revenue with gross margins of 58.1% and 62.5% in the six months ended June 30, 2009 and 2008, respectively; and

•	fluctuations in our working capital due to timing differences of our cash receipts and cash disbursements.

At June 30, 2009, our cash and cash equivalents and short-term available-for-sale investments totaled $140.5 million. We invest our excess funds in short-term securities issued by corporations, banks, the United States government, municipalities, and financial holding companies and in money market funds comprised of United States Treasury securities. We do not hold auction rate securities or securities backed by mortgages.

At June 30, 2009, our accumulated deficit was $117.2 million. Since inception, we have generated significant operating losses and as a result we have not generated sufficient cash flow to fund our operations and the growth in our business. Accordingly, prior to our initial public offering, we financed our operations and acquisitions primarily through the issuances of $62.5 million of preferred stock, $20.0 million of senior subordinated notes and $7.0 million of term loans. These issuances of equity and debt were supplemented with borrowings from a revolving credit facility and equipment financing arrangements. The issuances of our senior subordinated notes, term loans and revolving credit facility included warrants to purchase our Series B preferred stock, which automatically converted into warrants to purchase common stock upon the completion of our initial public offering, or our common stock.

In connection with our acquisition of Axsun in December 2008, we assumed debt in the amount of $151,000. The debt was repaid with accrued interest in January 2009.

Cash Flows

Cash Flows from Operating Activities. Cash provided by operating activities of $3.1 million for the six months ended June 30, 2009 reflected our net loss of $12.9 million, offset by adjustments for non-cash expenses, consisting primarily of $7.0 million of depreciation and amortization, $5.6 million of stock-based compensation expense, and a $257,000 loss on foreign exchange. In addition, sources of cash primarily include decreases in accounts receivable of $5.4 million due to the timing of invoicing and collections and increases in accounts payable of $4.5 million due to the timing of payments to our vendors. Uses of cash primarily include increases in inventories of $4.9 million primarily due to anticipated higher sales volumes and decreases in accrued compensation of $1.1 million primarily due to the payment of bonuses and sales commissions.

Cash Flows from Investing Activities. Cash used by investing activities was $50.6 million in the six months ended June 30, 2009, consisting primarily of $85.4 million used to purchase short-term available-for-sale investments, $12.3 million used for capital expenditures, primarily for medical diagnostic equipment and leasehold improvements for our Volcano Japan office and $613,000 used for the Axsun acquisition, partially offset by $47.9 million resulting from the sale or maturity of short-term available-for-sale investments.

Cash Flows from Financing Activities. Cash provided by financing activities was $1.2 million in the six months ended June 30, 2009, resulting primarily from proceeds of $1.0 million from the issuance of stock under our employee stock purchase plan and $791,000 of proceeds from the exercise of common stock options. These sources of cash were partially offset by $416,000 used for the repurchase of common stock from employees to satisfy minimum tax withholding obligations and $151,000 used for the repayment of the term loan acquired from Axsun.

Future Liquidity Needs

At June 30, 2009, we believe our current cash and cash equivalents and our short-term available-for-sale investments will be sufficient to fund working capital requirements, capital expenditures, and operations for at least the next twelve months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future. At the present time, we have no material commitments for capital expenditures.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2008 and there have been no material changes during the six months ended June 30, 2009.

Off-Balance Sheet Arrangements

At June 30, 2009, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

In addition to the contractual obligations disclosed in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2008 the following contractual obligations were entered into during the six months ended June 30, 2009 that were outside of our ordinary course of business. We entered into a facility lease agreement for our corporate headquarters in San Diego, California for which we are obligated to pay approximately $633,000 of rent over a 16 month period commencing on April 1, 2009. We also renewed the lease for our facility in Billerica, Massachusetts for which we are obligated to pay approximately $2.9 million of rent over a five year period commencing on November 1, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in our results of operations and cash flows.

Our exposure to interest rate risk at June 30, 2009 is related to the investment of our excess cash into highly liquid, short-term financial investments. We invest in money market funds in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments. We do not hold auction-rate or mortgage-backed securities. Due to the short-term nature of our investments, we have assessed that there is no material exposure to interest rate risk arising from them.

We are exposed to foreign currency risk related to our European and Japanese operations. We do not engage in hedging activities with respect to our foreign exchange risk. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro and the yen, could adversely affect our financial results. During the six months ended June 30, 2009, revenues were unfavorably impacted by the valuation of foreign currencies, primarily the euro, versus the U.S. dollar. In periods of a strengthening U.S. dollar, our results of operations including the amount of revenue that we report in future periods could be negatively impacted.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, at June 30, 2009, our disclosure controls and procedures were effective.

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

Changes in internal control over financial reporting

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter covered by this quarterly report on Form 10-Q. We expanded our internal controls over our operations in Japan related to new business processes and the transfer of responsibilities for the execution of the controls to our finance team in Japan during the first quarter of 2009. We will continue to develop internal controls for our Japan operations throughout fiscal 2009. Although management believes our internal controls have been maintained or enhanced by this expansion, there is a risk that deficiencies may exist and could constitute significant deficiencies or in the aggregate, a material weakness. Management will complete our evaluation and testing of the internal control changes as of December 31, 2009 and the results of such evaluation and testing will be included in our annual report on Form 10-K for the fiscal year ending December 31, 2009. There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2009 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 4—“Commitments and Contingencies, Litigation” of our Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

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

Risks Related to Our Business and Industry

If our transition to a direct sales force in Japan is not successful, then our business and results of operations may be materially and adversely affected.

A significant portion of our annual revenues has been derived from sales to Goodman Company Ltd., or Goodman, which was one of our key Japanese distributors. In 2008 and the six months ended June 30, 2009, we generated revenues of $24.7 million and $11.0 million, which accounted for approximately 14.4% and 10.7% of our revenues, respectively, from sales to Goodman.

On May 19, 2008, we and Goodman mutually terminated the Exclusive Distribution Agreement, dated September 27, 2004, pursuant to which Goodman distributed our rotational intravascular ultrasound, or IVUS, products in Japan on an exclusive basis. Additionally, on May 19, 2008, the oral agreement between us and Goodman, relating to the exclusive distribution of our functional measurement, or FM, products in Japan, originally distributed by Goodman under the International Distributor Agreement, dated September 17, 1994, by and among the Company, Goodman and Kaneko Enterprise, Inc., as amended, and any other oral agreements between the Company and Goodman relating to the distribution of our products in Japan, was terminated.

On July 8, 2009, the Company, Volcano Japan Co., Ltd., or Volcano Japan, and Goodman entered into a Distributor Termination Agreement, or the Termination Agreement, relating to the termination of certain agreements between Volcano and Volcano Japan, on the one hand, and Goodman, on the other hand, and the transition of the distribution of Volcano products in Japan from Goodman to Volcano Japan. Under the Termination Agreement, Goodman agreed to, among other things, (i) transfer title to Volcano Japan all of Goodman’s inventory of IVUS and FM consoles and related disposable products, (ii) return to Volcano Japan the IVUS and FM consoles that Goodman leases from Volcano, (iii) transfer certain of its customer contracts, including contracts under which Goodman leases IVUS or FM consoles to customers, to Volcano Japan, and Volcano Japan agreed to assume the service obligations under such contracts, and (iv) not provide any service, support, product or technology that is competitive to the IVUS and FM products (excluding any Optical Coherence Tomography, or OCT, products) until December 31, 2009. Pursuant to the Termination Agreement, Volcano Japan agreed to make certain payments to Goodman in connection with the transfer and delivery to Volcano Japan of consoles in Goodman’s possession, as well as commissions based on net receipts of Volcano Japan from the sale of products to sub-distributors or hospitals transferred as customers from Goodman to Volcano Japan during the period beginning from July 1, 2009 and ending on December 31, 2009.

There is no assurance that we will be successful in transitioning to a direct sales force in Japan and place, sell and service our products in Japan. Our challenges and potential risks include, but are not limited to, (a) the successful transfer of certain assets, property, contracts and customer relationships from Goodman to Volcano Japan pursuant to the Termination Agreement, (b) the successful transfer, retention and servicing of current Goodman customers in Japan, (c) strong market adoption of our technology in Japan, (d) the achievement of our growth and market development strategies in Japan, and (e) our ability to recruit, train and retain a direct sales force in Japan. Our efforts to successfully implement a direct sales strategy in Japan or the failure to achieve our sales objectives in Japan may adversely impact our revenues, results of operations and financial condition, cause us to incur additional expenses sooner than initially planned and negatively impact our ability to sustain and grow our business in Japan.

We have a limited operating history, have incurred significant operating losses since inception and cannot assure you that we will achieve profitability.

We were formed in January 2000 and until 2003 were a development stage company substantially devoted to the research and development of tools designed to diagnose vulnerable plaque. In July 2003, we acquired substantially all of the assets related to the IVUS and FM product lines from Jomed, Inc. and commenced the manufacturing, sale and distribution of IVUS and FM products. In December 2007, we acquired CardioSpectra, Inc., or CardioSpectra, an OCT technology company, in May 2008, we acquired Novelis, Inc., or Novelis, a Forward-Looking IVUS technology company, and in December 2008, we acquired Axsun Technologies, Inc., or Axsun, a manufacturer of laser and optical engines used in medical OCT imaging systems and micro-optical spectrometers and optical channel monitors used in the telecommunications industry. We have yet to demonstrate that we have sufficient revenues to become a sustainable, profitable business. Even if we do increase revenues, we expect our operating expenses will increase as we expand our business to meet anticipated growing demand for our products and as we devote resources to our sales, marketing and research and development activities. If we are unable to reduce our cost of revenues and our operating expenses, we may not achieve profitability. Although we achieved profitability during the quarters ended December 31, 2008 and September 30, 2008, you should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. At June 30, 2009, we had an accumulated deficit of $117.2 million. We expect to experience quarterly fluctuations in our revenues due to the timing of capital purchases by our customers and to a lesser degree the seasonality of disposable consumption by our customers and in our expenses as we make future investments in research and development, selling and marketing and general and administrative activities that will cause us to experience variability in our reported earnings and losses in future periods. Failure to achieve and sustain profitability would negatively impact the market price of our common stock.

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

We derive, and anticipate we will continue to derive, a significant portion of our revenues from operations in Japan and Europe. In the six months ended June 30, 2009, revenues to customers located in Japan were $23.5 million and Europe, Middle East and Africa were $21.4 million, representing approximately 23% and 21%, respectively, of our total revenues. As we expand internationally, we will need to hire, train and retain qualified personnel for our direct sales efforts, retain distributors and train their personnel in countries where language, cultural or regulatory impediments may exist. We cannot ensure that distributors, physicians, regulators or other government agencies will accept our products, services and business practices. In addition, we purchase some components on the international market. The sale and shipment of our products and services across international borders, as well as the purchase of components from international sources, subject us to extensive United States and foreign governmental trade regulations. Compliance with such regulations is costly. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions, including:

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

Our reported revenues and earnings are subject to fluctuations in currency exchange rates. We do not engage in foreign currency hedging arrangements, and, consequently, foreign currency fluctuations may adversely affect our revenues and earnings. Should we choose to engage in hedging activities in the future we cannot be assured our hedges will be effective or that the costs of the hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro and the yen, could adversely affect our financial results. During the six months ended June 30, 2009, 17.5% and 17.9% of our revenues were denominated in the euro and yen, respectively, 10.9% of our operating expenses were denominated in the euro and 9.6% of our operating expenses were denominated in yen. Historically, revenues from our Japanese operations were primarily denominated in the U.S. dollar. Due to recent and expected increases in direct sales denominated in the Japanese yen as well as the integration of our Japan operations into the local economic environment, effective July 1, 2009, we changed the functional currency of Volcano Japan to the Japanese yen. During the six months ended June 30, 2009, the U.S. dollar strengthened versus the yen. In periods of a strengthening U.S. dollar relative to the yen, our results of operations that we report in future periods could be negatively impacted.

Future interest income and the value of our investments may be impacted by further declines in interest rates and the broader effect of the recent disruption of credit markets.

We are conservative in our investment policies and our policies allow us to invest our excess cash primarily in corporate notes, money market funds and United States municipal debt securities. As of June 30, 2009, we have invested our excess cash in money market funds and corporate debt securities issued by banks and corporations. The interest paid on these types of investments and the value of certain securities may decline in the future as credit markets adjust to the national and global financial crisis. While our investment portfolio has not yet been adversely impacted, if there is continued and expanded disruption in the credit markets, our investment portfolio could be adversely affected in the future.

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

A significant portion of our annual revenues has been derived from sales to our Japanese distributors, primarily Goodman, Fukuda Denshi Co., Ltd., or Fukuda Denshi, and Johnson & Johnson K.K., Medical Company Cordis Division, or Johnson and Johnson. In the six months ended June 30, 2009, we generated revenues of $19.5 million, which accounted for approximately 18.9% of our revenues, from sales to our Japanese distributors. In the six months ended June 30, 2009, Goodman accounted for 10.7% of our revenues. In July 2009, we formally terminated our distribution relationship with Goodman.

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

Item 5.	Other Information

The information set forth under Note 3—“Financial Statement Details, Restructuring Activity” of our Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

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

Signature	Title	Date

/s/ John T. Dahldorf	Chief Financial Officer (principal financial officer, principal accounting officer and duly authorized officer)	August 6, 2009
John T. Dahldorf

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on August 29, 2008, and incorporated herein by reference).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

4.3	Fourth Amended and Restated Investor Rights Agreement, dated February 18, 2005, by and among the Registrant and certain stockholders (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.7	Rights Agreement, by and between the Registrant and American Stock Transfer & Trust Company, dated June 20, 2006 (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.