Form 10-Q
period 2009-09-30
Volcano Corp
filed 2009-11-06
CIK 1354217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2009
Common stock, $0.001 par value	48,688,053

VOLCANO CORPORATION

Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VOLCANO CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,512	$100,949
Short-term available-for-sale investments	80,308	48,941
Accounts receivable, net	38,923	41,795
Inventories	36,457	28,936
Prepaid expenses and other current assets	5,492	5,869

Total current assets	209,692	226,490
Restricted cash	553	327
Property and equipment, net	44,752	30,007
Intangible assets, net	12,624	15,636
Goodwill	931	842
Other non-current assets	2,041	2,177

Total assets	$270,593	$275,479

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,532	$14,867
Accrued compensation	12,841	12,690
Accrued expenses and other current liabilities	9,737	10,745
Deferred revenues	4,913	4,833
Short-term debt	—	151
Current maturities of long-term debt	40	57

Total current liabilities	43,063	43,343
Long-term debt	9	34
Deferred revenues	2,028	1,914
Other	1,110	456

Total liabilities	46,210	45,747
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, par value of $0.001; 10,000 shares authorized; no shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, par value of $0.001; 250,000 shares authorized at September 30, 2009 and December 31, 2008; 48,679 and 47,883 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	49	48
Additional paid-in capital	348,717	337,063
Accumulated other comprehensive loss	(3,201)	(3,076)
Accumulated deficit	(121,182)	(104,303)

Total stockholders’ equity	224,383	229,732

Total liabilities and stockholders’ equity	$270,593	$275,479

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$53,852	$44,118	$156,853	$122,242
Cost of revenues	21,778	16,581	64,913	45,915

Gross profit	32,074	27,537	91,940	76,327
Operating expenses:
Selling, general and administrative	28,272	19,546	79,805	62,405
Research and development	9,181	6,879	27,816	18,823
In-process research and development	—	—	—	12,407
Amortization of intangibles	1,058	786	3,163	2,337

Total operating expenses	38,511	27,211	110,784	95,972

Operating (loss) income	(6,437)	326	(18,844)	(19,645)
Interest income	142	1,109	640	4,206
Interest expense	(1)	(2)	(4)	(8)
Exchange rate gain (loss)	2,419	(441)	2,162	1,091

(Loss) income before provision for income taxes	(3,877)	992	(16,046)	(14,356)
Provision for income taxes	121	248	833	707

Net (loss) income	$(3,998)	$744	$(16,879)	$(15,063)

Net (loss) income per share:
Basic	$(0.08)	$0.02	$(0.35)	$(0.32)

Diluted	$(0.08)	$0.01	$(0.35)	$(0.32)

Shares used in calculating net loss per share:
Basic	48,506	47,456	48,293	47,236

Diluted	48,506	50,323	48,293	47,236

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2008	47,883	$48	$337,063	$(104,303)	$(3,076)	$229,732
Issuance of common stock under equity plans, net of shares repurchased	796	1	3,486			3,487
Employee stock-based compensation cost			7,963			7,963
Non-employee stock-based compensation cost			205			205
Comprehensive loss
Net loss				(16,879)		(16,879)
Foreign currency translation adjustments					(108)	(108)
Changes in unrealized gain on available-for-sale investments					(17)	(17)

Total comprehensive loss						(17,004)

Balance at September 30, 2009	48,679	$49	$348,717	$(121,182)	$(3,201)	$224,383

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net loss	$(16,879)	$(15,063)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
In-process research and development	—	12,407
Depreciation and amortization	11,364	6,977
Amortization (accretion) of investment premium (discount), net	294	(204)
Non-cash stock-based compensation expense	8,163	6,997
Gain on foreign exchange	(2,162)	(1,091)
Loss on disposal of long-lived assets	192	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,884	2,617
Inventories	(6,936)	(4,524)
Prepaid expenses and other assets	756	(1,075)
Accounts payable	373	2,202
Accrued compensation	35	444
Accrued expenses and other liabilities	44	1,791
Deferred revenues	133	(1,083)

Net cash (used in) provided by operating activities	(739)	10,395

Investing activities
Purchase of short-term available-for-sale investments	(109,492)	(98,397)
Sale or maturity of short-term available-for-sale investments	77,763	96,400
Capital expenditures	(21,414)	(10,706)
Cash paid for acquisitions	(613)	(13,699)
Cash paid for other intangible assets	(254)	(391)
Proceeds from sale of long-lived assets	—	9

Net cash used in investing activities	(54,010)	(26,784)

Financing activities
Repayment of short-term debt	(151)	—
Repayment of long-term debt	(42)	(111)
Proceeds from sale of common stock under employee stock purchase plan	2,123	1,565
Proceeds from exercise of common stock options	1,780	1,033
Repurchases of common stock	(416)	—
Increases of restricted cash	(293)	—
Release of restricted cash	67	—

Net cash provided by financing activities	3,068	2,487
Effect of exchange rate changes on cash and cash equivalents	(756)	(349)

Net decrease in cash and cash equivalents	(52,437)	(14,251)
Cash and cash equivalents, beginning of period	100,949	122,913

Cash and cash equivalents, end of period	$48,512	$108,662

Supplemental disclosures
Cash paid for interest	$4	$8
Cash paid for income taxes	$1,873	$571

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation and Nature of Operations

The unaudited consolidated financial statements of Volcano Corporation (“we”, “us”, “our”, “Volcano” or the “Company”) contained in this quarterly report on Form 10-Q include our financial statements and the financial statements of our wholly-owned subsidiaries, Volcano Japan Co. Ltd. (“Volcano Japan”), Volcano Europe S.A./N.V. (“Volcano Europe”), Axsun Technologies, Inc. (“Axsun”) and Volcano Therapeutics South Africa (Pty) Ltd. (“Volcano South Africa’), a wholly-owned subsidiary of Volcano Europe. We design, develop, manufacture and commercialize a broad suite of intravascular ultrasound (“IVUS”) and functional measurement (“FM”) products that we believe enhance the diagnosis and treatment of vascular and structural heart disease. Our IVUS products consist of consoles, single-procedure disposable catheters and advanced functionality options and our FM products consist of pressure and flow consoles and single-procedure disposable pressure and flow guide wires. We are also developing ultra-high resolution Optical Coherence Tomography (“OCT”) systems and catheters, Forward-Looking IVUS (“FLIVUS”) systems and catheters and image-guided therapy products. We also develop and manufacture optical monitors, lasers, and optical engines used in OCT imaging systems as well as micro-optical spectrometers and optical channel monitors used in the telecommunications industry.

We have prepared the accompanying financial information at September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008.

In the opinion of management, the unaudited financial information at September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of our financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Foreign Currency Translation

On July 1, 2009, we adopted the Japanese yen as the functional currency for Volcano Japan. Consistent with the considerations specified in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Matters (“ASC 830”), the change was made to reflect recent developments with our Japan operations, including increases in direct sales denominated in the Japanese yen and growth in the local infrastructure that has enabled the day-to-day operations of Volcano Japan to become relatively self-contained and integrated into the Japanese economic environment. In accordance with ASC 830, assets and liabilities of Volcano Japan’s operations are translated into U.S. dollars at period-end exchange rates, revenues and expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period, and adjustments resulting from the translation are reported on our consolidated balance sheet in accumulated other comprehensive loss. Due to the complexities and variability of foreign exchange rates between the U.S. dollar and Japanese yen, we are not able to estimate the financial effect this change will have on our future results of operations.

Concentrations of Credit Risk

Goodman Company, Ltd. (“Goodman”), a former distributor of our IVUS and FM products in Japan, accounted for approximately 15% of our revenues for the three months and nine months ended September 30, 2008 and less than 10% of our revenues during the three and nine months ended September 30, 2009. Goodman accounted for less than 10% and approximately 14% of our trade receivables at September 30, 2009 and December 31, 2008, respectively. No other single customer accounted for more than 10% of our revenues for any period presented, and at September 30, 2009 and December 31, 2008, no other single customer accounted for more than 10% of our trade receivables.

On July 8, 2009, we entered into a Distributor Termination Agreement (the “Termination Agreement”) with Goodman that terminated certain agreements between us and Goodman effective August 31, 2009 (the “Termination Date”) and provided for the transition of the distribution, formerly handled by Goodman, of Volcano products in Japan to Volcano Japan. Under the Termination Agreement, we paid Goodman 350 million Japanese yen and consumption tax (a total of approximately $3.9 million) and Goodman transferred title to any IVUS and FM consoles owned by Goodman to Volcano. During the three months ended September 30, 2009, approximately 287 million Japanese yen (approximately $3.1 million) was offset against receivables outstanding from Goodman and we paid the remaining amounts due to Goodman under the Termination Agreement in cash. Consoles acquired by us remain at the customer locations where they had been installed previously. IVUS consoles were recorded at their estimated fair value of approximately $3.9 million as property and equipment and will be depreciated over their remaining useful lives of 2.5 years. The fair value of the IVUS consoles was determined using a discounted cash flow analysis using inputs developed by management. Such inputs are classified as Level 3 inputs under FASB ASC Topic 820, Fair Value Measurements and

Disclosures (“ASC 820”). We also repurchased IVUS and FM disposables from Goodman totaling approximately $343,000 on August 31, 2009. These disposables were recorded as inventory. Any incremental revenues received as these disposables are sold by the dealers who hold this inventory will be recognized at the time of the sale. In addition, commencing on July 1, 2009 and ending on December 31, 2009, we have agreed to pay Goodman commissions from the sale of products to sub-distributors or hospitals transferred as customers from Goodman. Commissions will be paid at a rate of 40% of net receipts (as defined in the Termination Agreement) for sales in July and August, 30% of net receipts for sales in September and October and 25% of net receipts for sales in November and December. We guaranteed minimum total commissions of 310 million Japanese yen (approximately $3.3 million) which will be paid at various dates through January 31, 2010. During the three months ended September 30, 2009, we recorded commissions of 133 million Japanese yen (approximately $1.4 million) as selling, general, and administrative expense. The aforementioned amounts related to the Termination Agreement have been converted to U.S. dollars from Japanese yen based on average exchange rates in effect during the three months ended September 30, 2009.

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC Topic 718, Compensation—Stock Compensation. We recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards. See Note 5 “Stockholders’ Equity” for additional information.

Net (Loss) Income Per Share

Basic and diluted net (loss) income per share is presented in accordance with FASB ASC Topic 260, Earnings per Share. Basic net (loss) income per share is computed by dividing consolidated net loss (income) by the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per share is computed by dividing consolidated net (loss) income by the weighted-average number of common shares outstanding and dilutive common stock equivalent shares outstanding during the period. Our potentially dilutive shares include outstanding common stock options, restricted stock units and warrants. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. For the three months ended September 30, 2009 and nine months ended September 30, 2009 and 2008, potentially dilutive shares totaling 3.7 million, 4.1 million, and 4.4 million, respectively, have not been included in the computation of diluted net loss per share, as the result would be anti-dilutive. For the three months ended September 30, 2008, 1.8 million shares, representing stock options with exercise prices greater than our average market price, were excluded from the weighted-average number of shares used in computing diluted net income per share because their effect would have been anti-dilutive.

The basic and diluted net (loss) income per share calculations for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net (loss) income	$(3,998)	$744	$(16,879)	$(15,063)
Weighted-average number of shares used in computing net (loss) income per share—basic	48,506	47,456	48,293	47,236
Dilutive effect of stock options outstanding, unvested restricted stock units, and warrants to purchase common stock	—	2,867	—	—

Weighted-average number of shares used in computing net (loss) income per share—diluted	48,506	50,323	48,293	47,236

Net (loss) income per share:
Basic	$(0.08)	$0.02	$(0.35)	$(0.32)

Diluted	$(0.08)	$0.01	$(0.35)	$(0.32)

Collaboration Arrangements

We enter into collaboration arrangements with third-parties to perform research and development activities on our behalf. We account for these collaboration arrangements in accordance with FASB ASC Topic 808, Collaborative Arrangements (“ASC 808”) and FASB ASC Topic 605-45, Revenue Recognition: Principal Agent Considerations (“ASC 605-45”). Expenses recognized for our collaboration arrangements are recorded in research and development expense.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) and ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-13 provides for two significant changes to the existing multiple-element revenue arrangements guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. ASU 2009-14 updates guidance on how entities account for revenue arrangements that contain both hardware and software elements. ASU 2009-13 and ASU 2009-14 are effective for us on January 1, 2011 and early adoption is permitted. We plan to adopt ASU 2009-13 and ASU 2009-14 prospectively on January 1, 2010. Together, we expect these changes are likely to result in earlier recognition of revenue for our multiple-element arrangements than under previous guidance, however we do not expect these changes to have a material impact on our consolidated financial position or results of operations.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (“ASU 2009-12”). ASU 2009-12 amends ASC 820 by providing additional guidance on measuring the fair value of certain alternative investments. Under the amended guidance, entities are permitted, as a practical expedient, to estimate the fair value of investments within the scope of ASU 2009-12 using the net asset value per share of the investment as of the reporting entities’ measurement dates. ASU 2009-12 is effective for us for our reporting period ended December 31, 2009. We do not expect ASU 2009-12 to have any material impact on our consolidated financial position and results of operations.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 provides guidance on several key issues regarding the estimate of fair value of liabilities in accordance with ASC 820. Among other things, the guidance addresses restrictions on the transfer of a liability, and clarifies how the price of a traded debt security (i.e., an asset value) should be considered in estimating the fair value of the issuer’s liability. ASU 2009-05 is effective for us for our reporting period ended December 31, 2009. We do not expect ASU 2009-05 to have any material impact on our consolidated financial position and results of operations.

In July 2009, the FASB issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (as amended) (“SFAS 168”), which announces that the FASB ASC became the source of authoritative U.S. GAAP for nongovernmental entities. Rules and interpretive releases of the SEC under authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature not included in the FASB ASC is considered nonauthoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. We adopted the FASB ASC for our unaudited consolidated financial statements for the period ended September 30, 2009. The adoption of the FASB ASC did not have any financial impact for us; rather it resulted in updates to references to GAAP literature in our financial statements that now cite the FASB ASC. Consistent with SFAS 168, references to GAAP that remain authoritative until their integration into the FASB ASC have not been updated.

In May 2009, the FASB issued FASB ASC Topic 855, Subsequent Events (“ASC 855”). ASC 855 provides authoritative accounting guidance for subsequent events. ASC 855 defines recognized and non-recognized subsequent events, clarifies that subsequent events should be evaluated through the date financial statements are issued, and requires entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date. We adopted ASC 855 for our unaudited consolidated financial statements for the period ended June 30, 2009. The adoption of ASC 855 did not have any financial impact on our unaudited consolidated financial statements.

In April 2009, the FASB issued three related Staff Positions: (i) FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), (ii) FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), and (iii) FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), which are effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4 provides guidance on how to determine the fair value of assets and liabilities under ASC 820, in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of an asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP FAS 115-2 and FAS 124-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability to hold indicators in determining whether a debt security is other-than-temporarily impaired. FSP FAS 107-1 and APB 28-1 enhances the disclosure of instruments under the scope of ASC 820 for both interim and annual periods. We adopted these FSPs for our unaudited consolidated financial statements as of June 30, 2009. The adoption of these FSPs did not have any financial impact on our unaudited consolidated financial statements.

In April 2009, the FASB issued amendments to FASB ASC Topic 805, Business Combinations (“ASC 805”) which requires that assets acquired and liabilities assumed in a business combination that arise from pre-acquisition contingencies be recognized at fair value, in accordance with ASC 820, if the fair value can be determined during the measurement period. If the fair-value of a pre-acquisition contingency cannot be determined during the measurement period, the contingency shall be recognized at the acquisition date in accordance with FASB ASC Topic 450, Contingencies. We will apply the guidance of ASC 805, as amended, to all of our future business combinations.

On January 1, 2009, we adopted FASB ASC Topic 808, Collaborative Arrangements (“ASC 808”). ASC 808 was effective for us beginning with our financial statements issued as of and for the three months ended March 31, 2009, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. ASC 808 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in ASC 605-45. ASC 808 also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, the rights and obligations under the arrangement, the accounting treatment to be applied, the amount of consideration to be exchanged under the arrangement, the amount and the income statement classification of collaboration transactions between the parties. The adoption of ASC 808 did not have any financial impact on our current or prior consolidated financial statements.

On January 1, 2009, we adopted the FASB’s amendments to FASB ASC Topic 350, Intangibles–Goodwill and Other, which amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The amendments are effective for us beginning with our financial statements issued as of and for the three months ended March 31, 2009 and will apply to all of our future acquisitions of intangible assets.

On January 1, 2009, we adopted ASC 820 for our nonfinancial assets and nonfinancial liabilities, which include assets and liabilities acquired in connection with business combinations and intangible assets. Our adoption of ASC 820 for nonfinancial assets and liabilities did not have an impact on our consolidated financial position as of September 30, 2009 or our results of operations for the three and nine months ended September 30, 2009.

On January 1, 2009, we adopted ASC 805, which provides revised guidance on the acquisition of businesses. This standard changes the current guidance to require that all acquired assets, liabilities, minority interests and certain contingencies be measured at fair value, and certain other acquisition-related costs be expensed rather than capitalized. ASC 805 also includes a substantial number of new disclosure requirements. ASC 805 will apply to all of our future business combinations.

Reclassification

Certain reclassifications have been made to the prior year’s financial statement to conform to the current year presentation.

2. Acquisitions

CardioSpectra Acquisition

On December 18, 2007, we acquired CardioSpectra, Inc. (“CardioSpectra”), a privately-held company, as a wholly-owned subsidiary of Volcano. The acquisition was accounted for as an asset purchase. We acquired all of the outstanding equity interests in CardioSpectra for $27.0 million, consisting of $25.2 million in cash, transaction costs of $1.4 million and assumed liabilities of $0.4 million. Additional payments up to an aggregate of $38.0 million are due in the event certain milestones set forth in the Merger Agreement are achieved. The milestone payments are payable, at our sole discretion, in cash, shares of our common stock, or a combination of both and will be accounted for if and when the milestone payments become payable. The acquisition of CardioSpectra’s OCT technology is expected to complement our existing product offerings and further enhance our position as an imaging technology leader in the field of interventional medicine.

At September 30, 2009, the in-vivo testing had begun for the OCT program and it is expected to commercialize in the first half of 2011. We will use commercially reasonable efforts to cause the milestones to occur. However, if we reasonably determine that a technical failure or commercial failure has occurred with respect to all or a part of the OCT program, we may, at our sole discretion, terminate all or part of the OCT cardiovascular program.

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

Axsun Acquisition

On December 24, 2008, we acquired all of the outstanding equity interests in Axsun, a privately-held company, that develops and manufactures optical monitors for the telecommunications industry as well as lasers and optical engines used in OCT imaging systems.

The aggregate purchase price of $23.8 million consisted of $21.5 million paid in cash, $842,000 of additional purchase consideration related to a working capital adjustment as defined in the purchase agreement, assumed liabilities of $6.5 million, and transaction costs of $725,000, net of cash received of $5.8 million. We recorded an additional $89,000 of transaction costs and other liabilities to goodwill, net of an adjustment to acquired inventories, during the nine months ended September 30, 2009.

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

3. Financial Statement Details

Cash and Cash Equivalents and Short-Term Available-for-Sale Investments

We invest our excess funds in short-term securities issued by the United States government, corporations, banks, municipalities, financial holding companies and in money market funds comprised of these same types of securities. Our cash and cash equivalents and short-term available-for-sale investments are placed with high credit quality financial institutions. Additionally, we diversify our investment portfolio in order to maintain safety and liquidity and we do not hold mortgage-backed securities. As of September 30, 2009, all of our investments will mature within one year. These investments are recorded at their estimated fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss.

ASC 820 defines fair value as an exit price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

•

Level 1 – Valuations based on quoted prices for identical assets or liabilities in active markets at the measurement date. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Our Level 1 assets consist of money market funds and U.S. Treasury and agency debt securities.

•

Level 2 –Valuations based on quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data, such as alternative pricing sources with reasonable levels of price transparency. Our Level 2 assets consist of corporate debt securities including commercial paper, corporate bonds and certificates of deposit.

•	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. We have not measured the fair value of any of our assets using Level 3 inputs.

We utilize a third-party pricing service to assist us in obtaining fair value pricing for our investments. Pricing for securities is based on proprietary models. Inputs are documented in accordance with the fair value disclosure hierarchy. During the three months ended September 30, 2009, we performed a review of the pricing inputs to determine whether significant inputs have changed that would impact our classification within the fair value disclosure hierarchy. As a result of this review, we concluded that our pricing methodology for corporate debt securities including commercial paper, corporate bonds and certificates of deposit is more appropriately aligned with Level 2 of the fair value disclosure hierarchy as of September 30, 2009 and December 31, 2008. Accordingly, we have reclassified all of our corporate debt securities from Level 1 to Level 2 as of December 31, 2008. During the three and nine months ended September 30, 2009, no transfers were made into or out of the Level 3 categories. We will continue to review our fair value inputs on a quarterly basis.

The fair value of our financial assets subject to the disclosure requirements of ASC 820 was determined using the following levels of inputs at September 30, 2009 and December 31, 2008 (in thousands):

	Fair Value Measurements at September 30, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Cash	$14,829	$14,829	$—	$—
Money market funds	32,588	32,588	—	—
Corporate debt securities	43,162	—	43,162	—
U.S. Treasury and agency debt securities	38,241	38,241	—	—

	$128,820	$85,658	$43,162	$—

	Fair Value Measurements at December 31, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Cash	$14,243	$14,243	$—	$—
Money market funds	86,706	86,706	—	—
Corporate debt securities	43,941	—	43,941	—
U.S. Treasury and agency debt securities	5,000	5,000	—	—

	$149,890	$105,949	$43,941	$—

Short-term investments have been classified as available-for-sale investments. At September 30, 2009, available-for-sale investments are detailed as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$42,040	$36	$9	$42,067
U.S. Treasury and agency debt securities	38,219	22	—	38,241

	$80,259	$58	$9	$80,308

At September 30, 2009, approximately $1.9 million of our corporate debt securities were in an unrealized loss position.

At December 31, 2008, available-for-sale investments are detailed as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$43,877	$72	$8	$43,941
U.S. Treasury and agency debt securities	4,998	2	—	5,000

	$48,875	$74	$8	$48,941

Inventories

Inventories consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Finished goods	$10,473	$10,121
Work-in-process	8,686	6,592
Raw materials	17,298	12,223

	$36,457	$28,936

Intangible Assets

Intangible assets consist of developed technology, customer relationships, assembled workforce, licenses and patents and trademarks, which are amortized using the straight-line method over periods ranging from three to ten years, representing the estimated useful lives of the assets.

During the nine months ended September 30, 2009, we recorded intangible asset additions of $254,000.

At September 30, 2009, intangible assets subject to amortization, by major class, consist of the following (in thousands):

	September 30, 2009
	Cost	Accumulated Amortization	Net	Weighted- Average Life (in years)
Developed technology	$20,565	$12,672	$7,893	7.3
Licenses	7,034	4,584	2,450	10.0
Customer relationships	2,473	1,695	778	6.7
Patents and trademarks	2,169	820	1,349	7.0
Assembled workforce	274	120	154	4.0

	$32,515	$19,891	$12,624	7.6

At September 30, 2009, future amortization expense associated with our intangible assets is expected to be as follows (in thousands):

2009 (remaining three months)	$1,060
2010	2,057
2011	2,057
2012	1,988
2013	1,657
Thereafter	3,805

$12,624

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

Accrued warranty liability is included in accrued expenses and other current liabilities in the unaudited consolidated balance sheets. The change in the accrued warranty liability for the nine months ended September 30, 2009 and 2008 is summarized in the following table (in thousands):

	Nine Months Ended September 30,
	2009	2008
Balance at beginning of period	$1,104	$1,129
Warranties issued	1,267	1,585
Settlements	(1,418)	(1,657)

Balance at end of period	$953	$1,057

Restructuring Activity

In June 2009, we implemented a restructuring plan to consolidate our resources related to the research and development of our OCT technology. As part of the restructuring plan, our facility in San Antonio, Texas will be closed and relocated to our Billerica, Massachusetts facility by March 31, 2010. Approximately 20 employees were impacted by the restructuring plan. One-time benefits to affected employees included relocation or a separation agreement including severance payments, continuing medical benefits, and outplacement assistance. At September 30, 2009, 16 employees had entered into separation agreements. Service requirements vary under each separation agreement and we anticipate all terminations will occur by March 31, 2010.

We have accounted for the restructuring plan in accordance with FASB ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”). Consistent with ASC 420, we accrued relocation costs and the costs of one-time termination benefits to employees who will not be required to render service beyond a minimum retention period of 60 days. The remaining one-time termination benefits will be recorded to expense ratably over required service periods. As a result, we recorded $132,000 and $367,000 as research and development expense during the three and nine months ended September 30, 2009, respectively. We currently estimate we will incur additional restructuring costs of approximately $515,000 in the first quarter of 2010 as selling, general and administrative expense for the termination of an operating lease and other contract costs in the period we cease to use rights conveyed by the contract. We are assessing the potential alternatives available to us to help defray these costs, such as a potential sub-lease, and will update our estimate as additional information becomes available. Other research and development expenses of approximately $100,000 related to our restructuring plan, such as disposals of long-lived assets and moving costs incurred as a result of these activities will be recorded as they are incurred. In total, we expect to incur approximately $1.0 million of costs related to our restructuring plan by March 31, 2010.

At September 30, 2009, our restructuring liability included in accrued expenses and other current liabilities of our unaudited consolidated balance sheets (in thousands) is detailed as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2009	2009
Balance at beginning of period	$216	$—
Additions:
One-time termination benefits	130	298
Relocation costs	2	69
Cash payments	(145)	(164)

Balance at end of period	$203	$203

Debt and Credit Facilities

In January 2009, we paid all principal and interest outstanding under the Loan and Security Agreement assumed in our acquisition of Axsun totaling $153,000, which represents the principal balance of $151,000 plus accrued interest.

The amounts outstanding for long-term debt all relate to capital leases at September 30, 2009 and December 31, 2008.

4. Commitments and Contingencies

Litigation

On January 7, 2009, LightLab Imaging Inc., or LightLab, filed a complaint against Volcano and its wholly-owned subsidiary, Axsun, in the Superior Court of Massachusetts, Suffolk County, seeking injunctive relief and unspecified damages. LightLab’s complaint alleges that Volcano interfered with LightLab’s supply agreement with Axsun, or Agreement, and its advantageous business relationship with Axsun, that Axsun breached its Agreement and that Axsun and Volcano misappropriated LightLab’s confidential information and trade secrets. The allegations in the complaint are based in large part on Volcano’s acquisition of Axsun and Volcano’s resulting potential access to the technical specifications and related pricing and order information with respect to the lasers manufactured by Axsun for LightLab, a wholly owned subsidiary of Goodman. Goodman was a distributor of Volcano’s IVUS and FM products in Japan until that relationship was terminated in July 2009 (see Note 1 “Summary of Significant Accounting Policies”). LightLab develops and sells OCT products for cardiovascular imaging and other medical uses. Along with its complaint, on January 7, 2009, LightLab also filed a motion for a temporary restraining order, which Axsun and Volcano opposed. On January 8, 2009, the Superior Court in Massachusetts issued a preliminary injunction against Axsun and Volcano, noting that there had been no discovery and directing the parties to prepare for a full hearing after discovery. Following discovery and a subsequent hearing, the court reconsidered the broad injunction and on March 16, 2009 issued a much more limited order that provides that Axsun comply with the Agreement by not disclosing LightLab’s confidential information to Volcano. The order also provided that Axsun could not work with Volcano on the very specific version of the tunable laser as detailed in an exhibit to the Agreement. In addition, on March 3, 2009, LightLab filed a motion seeking an additional injunction to require Axsun to amend the Agreement to require that Axsun deliver a newer version of the laser developed and manufactured by Axsun. On April 2, 2009, the court denied LightLab’s motion for the additional injunction.

LightLab filed several interlocutory appeals of the March 16 and April 2, 2009 decisions to the Appeals Court. LightLab’s requests for interlocutory relief were denied except insofar as a Single Justice of the Appeals Court issued an order on May 22, 2009 pursuant to which Volcano and Axsun will retain two separate legal corporate entities while this order is in effect.

Volcano filed motions for summary judgment on October 13, 2009 and a hearing is set for November 12, 2009. A trial date has been scheduled for January 5, 2010. We believe the complaint is without merit and are defending ourselves vigorously. Under the existing order Axsun can continue to sell its lasers and micro-electro-mechanical systems to the market, including to Volcano, except Axsun cannot sell the specific tunable laser design detailed in the Agreement for cardiovascular imaging to any person other than LightLab as long as LightLab continues to have exclusive rights to the lasers specified in the Agreement. In addition, under the terms of the preliminary injunction, Volcano is not prohibited from working with Axsun on the design of other lasers for use with Volcano’s OCT products. Due to the preliminary nature of the litigation we are not able to make a reliable estimate of the range of possible loss, if any, and no loss reserves have been recorded related to the complaint in our financial statements.

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

Purchase Commitments

We have obligations under non-cancelable purchase commitments. The majority of these obligations relate to inventory; primarily raw materials. At September 30, 2009, the future minimum payments under these non-cancelable purchase commitments totaled $20.7 million. Approximately $18.4 million of these commitments will require payment prior to December 31, 2009 and the remaining amount will require payments at various dates through December 31, 2011.

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

Goodman Termination

In connection with the July 2009 termination of our distribution relationship with Goodman, we agreed to pay approximately $3.3 million of commissions to Goodman (see Note 1 “Summary of Significant Accounting Policies”).

Collaboration Agreements

In October 2007, we signed a clinical research support agreement with a third party in which the third party will conduct clinical studies concerning drug eluting stents. We have agreed to provide a total of $4.6 million to fund clinical study activities. At September 30, 2009, we have a remaining obligation of up to $4.1 million and we will be billed as services are performed under the agreement.

5. Stockholders’ Equity

Stock Benefit Plans

On July 29, 2009, our stockholders approved an amendment and restatement of our 2005 Equity Compensation Plan (the “2005 Amended Plan”). The 2005 Amended Plan provides for the grant of performance stock awards and performance cash awards, does not allow repricing of stock options without express approval of the stockholders, and clarifies that a change in control must actually occur in order for change in control benefits to be realized. Under the 2005 Amended Plan, an aggregate of 13,712,558 shares of our common stock may be issued or transferred to our employees, non-employee directors and consultants, representing an increase of 2,050,000 shares. Commencing July 29, 2009, the number of shares of common stock available for issuance under the 2005 Amended Plan will be reduced by one share for each share of stock issued pursuant to a stock option or a stock appreciation right and one and sixty-three hundredths (1.63) shares for each share of common stock issued pursuant to a restricted stock award, restricted stock unit (“RSU”) award, performance stock award or other stock award. Shares net exercised or retained to cover a participant’s minimum tax withholding obligations will not again become available for issuance under the 2005 Amended Plan.

At September 30, 2009, we have granted stock options and restricted stock units (“RSUs”) under the 2005 Amended Plan and we have granted stock options under the 2000 Long Term Incentive Plan (the “2000 Plan”). Commencing in October 2005, stock options and awards have been granted under the 2005 Plan. Stock options previously granted under the 2000 Plan that are cancelled or expire will increase the shares available for grant under the 2005 Amended Plan. In addition, employees have purchased shares of the Company’s common stock under the 2007 Employee Stock Purchase Plan (the “Purchase Plan”). At September 30, 2009, 3,676,445 shares and 773,664 shares remained available to grant under the 2005 Amended Plan and the Purchase Plan, respectively.

Stock Option Activity

Stock option activity for the nine months ended September 30, 2009 is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	5,957,995	$10.62
Granted	837,166	13.92
Exercised	(557,973)	3.19
Forfeited or expired	(571,925)	17.04

Outstanding and exercisable at September 30, 2009	5,665,263	11.19	5.1	$35,210

Vested and expected to vest at September 30, 2009	5,538,258	11.10	5.1	34,905

The total intrinsic value of stock options exercised during the three months ended September 30, 2009 and 2008 and nine months ended September 30, 2009 and 2008 was $1.7 million, $3.2 million, $6.2 million, and $6.0 million, respectively, which represents the difference between the exercise price of the stock option and the fair value of our common stock on the dates exercised.

Non-vested stock option activity for the nine months ended September 30, 2009 is as follows:

	Non-vested Stock Options	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2008	2,584,281	$7.15
Granted	837,166	5.63
Vested	(822,672)	6.50
Forfeited or expired	(430,540)	7.53

Outstanding at September 30, 2009	2,168,235	6.72

The weighted-average grant date fair value of stock options granted during the three months ended September 30, 2009 and 2008 and nine months ended September 30, 2009 and 2008 was $6.04, $5.80, $5.87, and $5.69, respectively.

Restricted Stock Unit Activity

RSU activity for the nine months ended September 30, 2009 is as follows:

Restricted Stock Units
Outstanding at December 31, 2008	362,811
Granted	500,000
Vested	(90,648)
Forfeited or expired	(27,444)

Outstanding at September 30, 2009	744,719

These time-vested RSUs entitle the holder to shares of common stock as the units vest in equal annual installments over a four-year period. The weighted-average grant-date fair value of each RSU granted during the nine months ended September 30, 2009 and 2008 was $13.69 and $12.95, respectively. No RSUs were granted during the three months ended September 30, 2009 and 2008.

During the nine months ended September 30, 2009, we released 90,648 shares of common stock based on the vesting terms of certain RSU agreements. In order for employees to satisfy minimum statutory tax withholding obligations upon releases of common stock underlying these RSU agreements, we repurchased 27,841 shares of common stock at the fair value on their respective release dates at a weighted average fair value of $14.93 per share. There was no common stock held in treasury as of September 30, 2009.

Employee Stock Purchase Plan Activity

On June 7, 2007, our stockholders approved the adoption of the Purchase Plan. The Purchase Plan provides eligible employees the opportunity to purchase shares of the Company’s common stock at the lower of up to 85% of the fair market value on the first or last day of the applicable offering period, by having withheld from their salary an amount up to 15% of their compensation, without paying brokerage fees or commissions on purchases. Our Purchase Plan is deemed to be compensatory, therefore Purchase Plan expense has been included in our consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008. We pay for the administrative expenses of the Purchase Plan. No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year, nor purchase more than 750 shares in any six-month purchase period.

Commencing January 1, 2008, common stock reserved for issuance under the Purchase Plan automatically increases by the lesser of 1 1/2% of our outstanding common stock or 600,000 shares on the first day of January of each year. In November 2008, the Board of Directors exercised its right not to increase the number of shares of common stock available for issuance under the Purchase Plan that was scheduled to occur on January 1, 2009. As a result, at September 30, 2009, the number of shares of common stock reserved for issuance under the Purchase Plan remained at 1,100,000 shares.

During the nine months ended September 30, 2009 and 2008, 175,323 and 151,013 shares, respectively, were purchased at an average per share price of $12.11 and $10.36, respectively.

Fair Value Assumptions

The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing (the “Black-Scholes”) model utilizing the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Risk-free interest rate	2.7%	3.3%	2.1%	3.2%
Expected life (years)	4.6	5.1	4.9	5.1
Estimated volatility	47.1%	49.0%	46.2%	48.0%
Expected dividends	None	None	None	None

The risk-free interest rate for periods within the contractual life of the stock option is based on the implied yield available on United States Treasury constant maturity securities with the same or substantially equivalent remaining terms at the time of grant.

Since January 1, 2008, we have used our historical stock option exercise experience to estimate the expected term of our stock options.

Estimated volatility was calculated using the historical volatility of the common stock of comparable medical device companies using weekly price observations over a period generally commensurate with the expected term of our stock options. We did not exclude any period due to discrete historical events. We use the historical volatility of similar companies due to the limited trading history of our common stock. Since the completion of our initial public offering, we have also included the weekly price observations of our common stock, weighted for the number of price observations, in our estimate of volatility. We also evaluate, at least annually, whether circumstances have changed such that the identified entities are no longer similar to us, and remove or replace the peer companies in our analysis. We will continue to assess the appropriateness of our methodology for future periods.

We use a zero value for the expected dividend value factor since we have not declared any dividends in the past and we do not anticipate declaring any dividends in the foreseeable future.

The fair value of each purchase option under the Purchase Plan is estimated at the beginning of each purchase period using the Black-Scholes model utilizing the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Risk-free interest rate	1.4%	1.8%	0.8%	2.3%
Expected life (years)	0.5	0.5	0.5	0.5
Estimated volatility	57.1%	50.7%	66.8%	51.2%
Expected dividends	None	None	None	None
Fair value of purchase right	$5.17	$4.18	$4.92	$4.05

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

We estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rates in the three and nine months ended September 30, 2009 and 2008 are based on our historical forfeiture experience.

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense included in our consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of revenues	$217	$222	$602	$598
Selling, general and administrative	2,024	1,798	6,412	5,094
Research and development	357	493	1,149	1,305

	$2,598	$2,513	$8,163	$6,997

Included in our stock-based compensation expense is $102,000, $76,000, $205,000, and $162,000 of stock-based compensation expense related to non-employees in the three months ended September 30, 2009 and 2008 and nine months ended September 30, 2009 and 2008, respectively. In addition, $211,000, $100,000, $643,000, and $364,000 of stock-based compensation expense related to the Purchase Plan was recorded in the three months ended September 30, 2009 and 2008 and nine months ended September 30, 2009 and 2008, respectively. At September 30, 2009 and December 31, 2008, there was $271,000 and $266,000, respectively, of total stock-based compensation cost capitalized in inventories.

At September 30, 2009, there was $13.4 million, $8.7 million and $320,000 of total unrecognized compensation cost for stock options, RSUs and the Purchase Plan, respectively, which is expected to be recognized over weighted average terms of 2.4 years, 3.0 years and 0.4 years, respectively.

We have not recognized, and we do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the valuation allowance on our net deferred tax assets and our net operating loss carryforwards.

Comprehensive Loss

The following table summarizes the components of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net (loss) income	$(3,998)	$744	$(16,879)	$(15,063)
Other comprehensive loss:
Change in unrealized gain on available-for-sale investments	3	(246)	(17)	(357)
Foreign currency translation adjustments	(90)	(772)	(108)	(1,838)

Total comprehensive loss	$(4,085)	$(274)	$(17,004)	$(17,258)

The following table summarizes the components of our accumulated other comprehensive loss (in thousands):

	September 30, 2009	December 31, 2008
Unrealized gain on available-for-sale investments	$49	$66
Accumulated foreign currency translation adjustments	(3,250)	(3,142)

	$(3,201)	$(3,076)

6. Segment and Geographic Information

Our chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about segment revenues by product and geographic region for purposes of making operating decisions and assessing financial performance. Historically, we considered ourselves to be a single reporting segment, specifically the manufacture, sale, discovery, development and commercialization of products for the diagnosis of atherosclerosis in the coronary arteries and peripheral vascular system (“Medical Segment”). In connection with our acquisition of Axsun in December 2008, we operate an additional segment, specifically the discovery, development, manufacture and sale of micro-optical spectrometers and optical channel monitors to telecommunications companies (“Telecom Segment”).

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

The following table sets forth our revenues by segment and product expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2009	2008	2008 to 2009	2009	2008	2008 to 2009
Medical segment:
IVUS:
Consoles	$8,413	$10,556	(20.3)%	$26,119	$27,468	(4.9)%
Single-procedure disposables	31,260	27,173	15.0	92,188	77,534	18.9
FM:
Consoles	141	450	(68.7)	248	1,045	(76.3)
Single-procedure disposables	7,442	4,506	65.2	20,911	12,064	73.3
Other	2,395	1,433	67.1	6,189	4,131	49.8

Sub-total medical segment	49,651	44,118	12.5	145,655	122,242	19.2
Telecom segment	4,201	—	n/a	11,198	—	n/a

	$53,852	$44,118	22.1	$156,853	$122,242	28.3

The following table sets forth our revenues by geography expressed as dollar amounts (in thousands) and the changes in revenues in the specified periods expressed as percentages:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2009	2008	2008 to 2009	2009	2008	2008 to 2009
Revenues (1):
United States	$26,724	$21,995	21.5%	$77,575	$62,182	24.8%
Japan	11,290	11,977	(5.7)	34,750	30,888	12.5
Europe, the Middle East and Africa	11,419	8,348	36.8	32,793	24,163	35.7
Rest of world	4,419	1,798	145.8	11,735	5,009	134.3

	$53,852	$44,118	22.1	$156,853	$122,242	28.3

(1)	Revenues are attributed to geographies based on the location of the customer, except for shipments to original equipment manufacturers, which are attributed to the country of the origin of the equipment distributed.

Approximately 81% of our total assets are located in the United States, approximately 13% are located in Japan, and less than 10% are located in our remaining geographies.

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

For the three months ended September 30, 2009 and 2008 and nine months ended September 30, 2009 and 2008, we recorded a provision for income taxes of approximately $121,000, $248,000, $833,000, and $707,000, respectively. The provision for income taxes consisted primarily of foreign income taxes and domestic state income taxes.

8. Subsequent Events

In October 2009, we began using forward foreign exchange contracts to manage a portion of the foreign currency exposure risk for foreign subsidiaries with monetary assets and liabilities denominated in the yen and the euro. Realized and unrealized gains or losses on the value of financial contracts used to hedge the exchange rate exposure of these monetary assets and liabilities are also included in the determination of net income, as these transactions have not been designated for hedge accounting. These contracts effectively fix the exchange rate at which these specific monetary assets and liabilities will be settled so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying monetary assets and liabilities. These contracts contain net settlement features. If we experience unfavorable changes in foreign exchange rates, we may be required to use material amounts of cash to settle the transactions.

We performed our evaluation of material subsequent events that occurred from September 30, 2009 through November 6, 2009, the date our financial statements were issued.

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

Our IVUS products consist of ultrasound consoles, single-procedure disposable phased array and rotational IVUS imaging catheters and additional functionality options such as virtual histology, or VH, IVUS tissue characterization and ChromaFlo stent apposition analysis. Our IVUS consoles are marketed as stand-alone units or as customized units that can be integrated into a variety of hospital-based interventional surgical suites called catheterization laboratories, or cath labs. We have developed customized cath lab versions of these consoles and are developing additional functionality options as part of our cath lab integration initiative. Our IVUS consoles have been designed to serve as a multi-modality platform for our phased array and rotational IVUS catheters, fractional flow reserve, or FFR, pressure wires and Medtronic’s Pioneer reentry device. We are developing additional offerings for integration into the platform, including, forward-looking IVUS, or FLIVUS, catheters, image-guided therapy catheters and ultra-high resolution Optical Coherence Tomography, or OCT, systems and catheters.

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

We have corporate infrastructure in the United States, Europe and Japan; direct sales capabilities in the United States; and a combination of direct sales and distribution relationships in international markets, including Japan, Europe, the Middle East, Canada, Asia Pacific and Latin America. Our corporate office is located in San Diego, California. Our worldwide manufacturing and research and development operations are located in Rancho Cordova, California. We also have additional research and development facilities in Cleveland, Ohio, Forsyth County, Georgia and San Diego, California. We have sales offices in Alpharetta, Georgia and Tokyo, Japan; sales and distribution offices in Zaventem, Belgium and Woodmead, South Africa; and a third-party distribution facility in Chiba, Japan. In addition, we have facilities in Billerica, Massachusetts for the manufacturing and operations of Axsun Technologies, Inc., or Axsun, our wholly owned subsidiary, and the research and development of OCT and FLIVUS technology. In June 2009, we implemented a restructuring plan to close our facility in San Antonio, Texas and consolidate our OCT resources into our Billerica, Massachusetts facility which we expect to complete by March 31, 2010.

We have focused on building our domestic and international sales and marketing infrastructure to market our products to physicians and technicians who perform PCI procedures in hospitals and to other personnel who make purchasing decisions on behalf of hospitals. At September 30, 2009, we had approximately 962 employees worldwide, including approximately 420 manufacturing employees, 250 sales and marketing employees and 119 research and development employees.

In the nine months ended September 30, 2009 and 2008, 40.1% and 23.5%, respectively, of our revenues and 21.1% and 14.4%, respectively, of our operating expenses were denominated in various non-U.S. dollar currencies, primarily the euro and the yen. We expect that a significant portion of our revenue and operating expenses will continue to be denominated in non-U.S. dollar currencies. As a result, we are subject to risks related to fluctuations in foreign currency exchange rates, which could affect our operating results in the future.

At September 30, 2009, we had a worldwide installed base of over 3,900 IVUS consoles and over 800 FM consoles. We intend to grow and leverage this installed base to drive recurring sales of our single-procedure disposable catheters and guide wires. In the nine months ended September 30, 2009, the sale of our single-procedure disposable catheters and guide wires accounted for $113.1 million, or 72.1% of our revenues, a $23.5 million, or 26.2% increase from 2008, in which the sale of our single-procedure disposable catheters and guide wires accounted for $89.6 million, or 73.3% of our revenues.

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

On December 18, 2007, we acquired CardioSpectra, Inc., or CardioSpectra. As a result, we are developing innovative OCT technology, which is expected to complement our existing product offerings and further enhance our position as an imaging technology leader in the field of interventional medicine. OCT technology enables high resolution imaging of highly detailed structures in the vasculature, including vessel wall defects, intra-luminal thrombus and stent struts. Our long term goal is to integrate this OCT functionality into our s5 family of imaging products.

On May 15, 2008, we acquired Novelis, Inc., or Novelis, a company with proprietary ultrasonic visualization and therapy technology for minimally invasive diagnostic and therapeutic devices. Our acquisition of Novelis’ proprietary FLIVUS technology platform is expected to help us build upon our existing suite of products and further enhance our position as an imaging technology leader in the field of interventional medicine by enabling FLIVUS and associated therapies in the interventional cardiology market. We expect to add these products and capability onto our s5 family of imaging products.

On December 24, 2008, we acquired Axsun, a company that develops and manufactures optical monitors for telecommunications, lasers and optical engines used in medical OCT imaging systems and advanced photonic components and sub-systems used in spectroscopy and other industrial applications. We believe Axsun’s proprietary OCT technology will provide us competitive advantages in the invasive imaging sector. In connection with the Axsun acquisition, we and Axsun were sued by LightLab Imaging, Inc., or LightLab. LightLab is a wholly owned subsidiary of Goodman Company, Ltd., or Goodman, which was a distributor of our IVUS and FM products in Japan until that relationship was terminated in July 2009 (see Note 1 “Summary of Significant Accounting Policies” to our unaudited consolidated financial statements). LightLab develops and sells OCT products for cardiovascular imaging and other medical uses. We believe the complaint is without merit and we are defending ourselves vigorously.

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

Recent Developments

PROSPECT Study Results. In September 2009, results from the Providing Regional Observations to Study Predictors of Events in the Coronary Tree, or PROSPECT, trial, a natural history study sponsored by Abbott Vascular and co-funded by us, demonstrated that the measurements made using grayscale and VH IVUS had a statistically significant impact on study participants in determining the likelihood of a particular lesion type to cause a major adverse cardiac event, or MACE. Specifically, the highest risk PROSPECT plaque type, VH Thin Cap Fibroatheromas, or VH-TCFAs, with a minimum lumen area of less than or equal to 4mm2 and plaque burden greater than or equal to 70% were identified as having a 17.2% chance of causing a MACE within three years. We believe the results of the PROSPECT study demonstrate that VH IVUS has positive predictive value to identify high-risk plaques which supports more stenting in lesions not currently stented and negative predictive value to identify low-risk plaques which reduces stenting for those particular lesions. We believe this predictive value enables more targeted procedures and will contribute to the further adoption of our IVUS products.

FAME Study Results. In September 2009, published findings from the Fractional Flow Reserve versus Angiography for Multivessel Evaluation, or FAME, study demonstrated the potential of FFR in improving patient outcomes and reducing hospital costs. The FAME study’s results over a two year period demonstrated that patients in the study with multi-vessel coronary artery disease who were treated by FFR guidance had a 34% reduction in death and myocardial infarction compared to angiographic guidance alone. The FAME study also demonstrated that adhering to an FFR-guided regimen for multi-vessel disease can potentially provide cost benefits to the hospital and payers by reducing procedural costs and lowering average length of hospitalization. We believe these findings will continue to drive the growth and adoption of our disposable FFR wire products.

Goodman Termination. Historically, we sold our products in Japan primarily through distributors. During the third quarter of 2009, we accelerated our direct sales strategy in Japan and began to place and sell our products in Japan directly through an internal sales force. In connection with this direct sales strategy, we formally ended our distribution relationship with Goodman, a distributor of our IVUS and FM products in Japan. On July 8, 2009, we entered into a Distributor Termination Agreement, or Termination Agreement, with Goodman that terminates certain agreements between us and Goodman effective August 31, 2009, and provides for the transition of the distribution of Volcano products in Japan to Volcano Japan Co. Ltd., or Volcano Japan. We believe that the termination of this relationship enables us to provide more focused service and support to the Japanese market, creates more favorable economics, including higher operating margins on the sale of Volcano products in Japan, and provides the ability for us to direct our own sales and marketing initiatives in Japan. Under the Termination Agreement, we paid Goodman 350 million Japanese yen and consumption tax (a total of approximately $3.9 million) during the three months ended September 30, 2009 and Goodman transferred title to consoles owned by Goodman. In addition, we agreed to pay to Goodman commissions of at a minimum 310 million Japanese yen (approximately $3.3 million) which will be paid at various dates through

January 31, 2010. Our efforts to implement a direct sales strategy in Japan may adversely impact our revenues, results of operations and financial condition and cause us to incur additional expenses sooner than initially planned. See the risk factor “If our transition to a direct sales force in Japan is not successful, then our business and results of operations may be materially and adversely affected” in Part II Item 1A “Risk Factors.” The aforementioned amounts related to the Termination Agreement have been converted to U.S. dollars from Japanese yen based on average exchange rates in effect during the three months ended September 30, 2009.

Financial Operations Overview

The following is a description of the primary components of our revenues and expenses.

Revenues. We generate revenues from two reporting segments: medical and telecom. Our medical segment represents our core business, in which we derive revenues primarily from the sale of our IVUS and FM consoles and single-procedure disposables. Our telecom segment derives revenues from sales of Axsun’s micro-optical spectrometers and optical channel monitors to telecommunication companies. In the nine months ended September 30, 2009, we generated $156.9 million of revenues which is composed of $145.7 million from our medical segment and $11.2 million from our telecom segment. In the nine months ended September 30, 2009, 81.2% of our medical segment revenues were derived from the sale of our IVUS consoles and IVUS single-procedure disposables, as compared with 85.9% in the nine months ended September 30, 2008. In the nine months ended September 30, 2009, 14.5% of our medical segment revenues were derived from the sale of our FM consoles and FM single-procedure disposables, as compared with 10.7% in the nine months ended September 30, 2008. Other revenues consist primarily of service and maintenance revenues, shipping and handling revenues, sales of distributed products, spare parts sales, and license fees.

Our medical segment sales in the United States are generated by our direct sales representatives and our products are shipped to hospitals throughout the United States from our facility in Rancho Cordova, California. Our medical segment international sales are generated by our direct sales representatives or through independent distributors and are shipped throughout the world from our facilities in Rancho Cordova, California; Billerica, Massachusetts; Zaventem, Belgium; Chiba, Japan; and Woodmead, South Africa. Our telecom segment sales are generated by our direct sales representatives or through independent distributors and these products are shipped to telecommunications companies domestically and abroad from our facility in Billerica, Massachusetts.

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

Cost of Revenues. Cost of revenues consists primarily of material costs for the products that we sell and other costs associated with our manufacturing process, such as personnel costs, rent and depreciation. In addition, cost of revenues includes depreciation of company-owned consoles, royalty expenses for licensed technologies included in our products, service costs, provisions for warranty, distribution, freight and packaging costs and stock-based compensation expense. We expect our gross margin for IVUS and FM products to improve over time if we are successful in our ongoing efforts to streamline and improve our manufacturing processes and increase production volumes. We expect our overall gross margins to decrease due to the acquisition of Axsun and the lower gross margin generated by their product lines.

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

In December 2007, we acquired the OCT project in connection with our acquisition of CardioSpectra, which was valued at $26.3 million. In-vivo testing and regulatory approval remained to be completed as of the acquisition date at an estimated cost of $7.2 million. In addition, milestone payments of up to $38.0 million may be paid in connection with successful and timely regulatory approvals and commercialization. The OCT project was expected to be commercialized by late 2008. The OCT project was at an earlier stage of development than our initial assessment indicated. As of September 30, 2009, the OCT project in-vivo testing had begun and commercialization is expected in early 2011. In addition, we expect to incur approximately $7.9 million of costs to complete the OCT project for a revised estimated total of approximately $15.4 million. If the OCT project is not completed in a timely manner, such as if we experience delays associated with significant design changes that result from unsuccessful human trials or discoveries during human trials, we may jeopardize a potential competitive advantage, experience difficulties in obtaining our forecasted revenues and associated market share and we may not be required to pay some or all of the milestone payments.

In May 2008, we acquired the FLIVUS project in connection with our acquisition of Novelis, which was valued at $12.2 million. In-vivo testing and regulatory approval protocols remained to be completed for the FLIVUS project as of the acquisition date, at an estimated cost of $3.9 million. We expected the FLIVUS project to receive regulatory approvals and be commercialized during 2009. As of September 30, 2009, the project was behind schedule by approximately one year. In addition, we expect to incur approximately $4.4 million of costs to complete the FLIVUS project for a revised estimated total of approximately $7.2 million. If the FLIVUS project is not completed in a timely manner, such as if we experience delays associated with significant design changes that result from unsuccessful human trials or discoveries during human trials, we may jeopardize a potential competitive advantage and experience a potential loss of revenues and associated market share and we may not be required to pay the milestone payment.

In November 2008, we acquired an IPR&D project in connection with our acquisition of Impact Medical Technologies, LLC, a minor acquisition, valued at approximately $300,000.

The following table summarizes our significant IPR&D projects (in millions):

Project Name	Fair Value	Estimated Cost to Complete, as of Acquisition Date	Costs Incurred Since Acquisition	Estimated Cost to Complete, as of September 30, 2009	Total Estimated Costs to Complete since Acquisition Date
OCT	$26.3	$7.2	$7.5	$7.9	$15.4
FLIVUS	12.2	3.9	2.8	4.4	7.2

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

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, presented in both absolute dollars (in thousands) and as a percentage of revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
Revenues	$53,852	100.0%	$44,118	100.0%	$156,853	100.0%	$122,242	100.0%
Cost of revenues	21,778	40.4	16,581	37.6	64,913	41.4	45,915	37.6

Gross profit	32,074	59.6	27,537	62.4	91,940	58.6	76,327	62.4
Operating expenses:
Selling, general and administrative	28,272	52.5	19,546	44.3	79,805	50.9	62,405	51.1
Research and development	9,181	17.0	6,879	15.6	27,816	17.7	18,823	15.4
In-process research and development	—	—	—	—	—	—	12,407	10.1
Amortization of intangibles	1,058	2.0	786	1.8	3,163	2.0	2,337	1.9

Total operating expenses	38,511	71.5	27,211	61.7	110,784	70.6	95,972	78.5

Operating (loss) income	(6,437)	(11.9)	326	0.7	(18,844)	(12.0)	(19,645)	(16.1)
Interest income	142	0.3	1,109	2.5	640	0.4	4,206	3.5
Interest expense	(1)	—	(2)	—	(4)	—	(8)	—
Exchange rate gain (loss)	2,419	4.5	(441)	(1.0)	2,162	1.4	1,091	0.9

(Loss) income before provision for income taxes	(3,877)	(7.1)	992	2.2	(16,046)	(10.2)	(14,356)	(11.7)
Provision for income taxes	121	0.3	248	0.5	833	0.6	707	0.6

Net (loss) income	$(3,998)	(7.4)%	$744	1.7%	$(16,879)	(10.8)%	$(15,063)	(12.3)%

The following table sets forth our revenues by product expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2009	2008	2008 to 2009	2009	2008	2008 to 2009
Medical segment:
IVUS:
Consoles	$8,413	$10,556	(20.3)%	$26,119	$27,468	(4.9)%
Single-procedure disposables	31,260	27,173	15.0	92,188	77,534	18.9
FM:
Consoles	141	450	(68.7)	248	1,045	(76.3)
Single-procedure disposables	7,442	4,506	65.2	20,911	12,064	73.3
Other	2,395	1,433	67.1	6,189	4,131	49.8

Sub-total medical segment	49,651	44,118	12.5	145,655	122,242	19.2
Telecom segment	4,201	—	n/a	11,198	—	n/a

	$53,852	$44,118	22.1	$156,853	$122,242	28.3

The following table sets forth our revenues by geography expressed as dollar amounts (in thousands) and the changes in revenues in the specified periods expressed as percentages:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2009	2008	2008 to 2009	2009	2008	2008 to 2009
Revenues (1):
United States	$26,724	$21,995	21.5%	$77,575	$62,182	24.8%
Japan	11,290	11,977	(5.7)	34,750	30,888	12.5
Europe, the Middle East and Africa	11,419	8,348	36.8	32,793	24,163	35.7
Rest of world	4,419	1,798	145.8	11,735	5,009	134.3

	$53,852	$44,118	22.1	$156,853	$122,242	28.3

(1)	Revenues are attributed to geographies based on the location of the customer, except for shipments by original equipment manufacturers, which are attributed to the country of the origin of the equipment distributed.

Comparison of Three Months Ended September 30, 2009 and 2008

Revenues. Revenues increased $9.7 million, or 22.1%, to $53.9 million in the three months ended September 30, 2009, as compared to revenues of $44.1 million in the three months ended September 30, 2008. In the three months ended September 30, 2009, IVUS revenues increased $1.9 million, or 5.2%, as compared to the three months ended September 30, 2008, which is comprised of a $4.1 million, or 15.0%, increase in sales of our single-procedure disposable IVUS products and a decrease of $2.1 million, or 20.3%, from sales of our IVUS consoles. IVUS console revenues were higher in the three months ended September 30, 2008 due to the regulatory approval of rotational IVUS functionality in Japan for the s5 family of consoles in the late second quarter of 2008. In the three months ended September 30, 2009, FM revenues increased $2.6 million, or 53.0%, as compared to the three months ended September 30, 2008, which is comprised of an increase of

$2.9 million, or 65.2%, in sales of our single-procedure disposable FM products, which was partially offset by a decrease of $309,000, or 68.7%, in sales of our FM consoles. The decline in FM console revenues represents our shift in marketing to our s5 integrated family of IVUS consoles, which include FM functionality. Telecom revenues were $4.2 million in the three months ended September 30, 2009. We had no telecom revenues in the three months ended September 30, 2008 as we did not acquire Axsun until December 2008. Other revenues increased $962,000, or 67.1%, in the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, due primarily to higher service contract and rental revenues along with the inclusion of Axsun medical segment revenues in the 2009 period. The increases in FM disposable revenues were primarily due to increased adoption of the technology based on recent clinical study data.

Cost of Revenues. Cost of revenues increased $5.2 million, or 31.3%, to $21.8 million, or 40.4% of revenues in the three months ended September 30, 2009, from $16.6 million, or 37.6% of revenues in the three months ended September 30, 2008. The increase in the cost of revenues was primarily due to higher sales volume. Gross margin was 59.6% of revenues in the three months ended September 30, 2009, decreasing from 62.4% of revenues in the three months ended September 30, 2008. The decrease in gross margin resulted primarily from the addition of lower margin products from Axsun and higher console depreciation and distribution costs. These unfavorable gross margin impacts were partially offset by a decrease in the production costs of IVUS and FM disposable products due to ongoing cost reduction initiatives and higher manufacturing capacity utilization.

Selling, General and Administrative. Selling, general and administrative expenses increased $8.7 million, or 44.6%, to $28.3 million, or 52.5% of revenues in the three months ended September 30, 2009, as compared to $19.5 million, or 44.3% of revenues in the three months ended September 30, 2008. The increase in the three months ended September 30, 2009 as compared with the three months ended September 30, 2008 was primarily due to growth in our Japan operation to support our direct sales efforts there, increased headcount resulting from the expansion of our U.S. and Europe sales organizations, commission expenses related to the termination of our relationship with Goodman, legal expenses related to the LightLab litigation, higher trade show related expenses, inclusion of Axsun expenses not included in the period ending September 30, 2008, increased infrastructure expenses to support company growth and higher stock-based compensation expense.

Research and Development. Research and development expenses increased $2.3 million, or 33.5%, to $9.2 million, or 17.0% of revenues in the three months ended September 30, 2009, as compared to $6.9 million, or 15.6% of revenues in the three months ended September 30, 2008. The increase in research and development expenses in the three months ended September 30, 2009 as compared with the three months ended September 30, 2008 was primarily due to the inclusion of a full quarter of expenses from ongoing operations of Novelis and Axsun that were not included in the three months ended September 30, 2008. Additionally we experienced increased spending on various product development projects and increased clinical and regulatory expenses.

In-process research and development. There were no IPR&D expenses in the three months ended September 30, 2009 and 2008.

Amortization of Intangibles. Amortization expense increased to $1.1 million, or 2.0% of revenues in the three months ended September 30, 2009, as compared to $786,000, or 1.8% of revenues in the three months ended September 30, 2008. The increase in amortization expense is primarily related to the amortization of intangible assets acquired from Axsun.

Interest Income. Interest income decreased to $142,000, or 0.3% of revenues in the three months ended September 30, 2009, as compared to $1.1 million, or 2.5% of revenues in the three months ended September 30, 2008. The decrease was due to a decrease in the weighted-average interest rate on our investments and a decrease in our cash and cash equivalents and short-term available-for-sale investments.

Exchange Rate Gain (Loss). Exchange rate gain for the three months ended September 30, 2009 was $2.4 million, as compared to an exchange rate loss of $441,000 in the three months ended September 30, 2008. The gain in the three months ended September 30, 2009 primarily relates to the effect of the weakening of the U.S. dollar compared to the yen during the quarter and the related effect on the valuation of U.S. dollar based monetary assets and liabilities held by Volcano Japan. The exchange rate loss for the three months ended September 30, 2008, primarily related to the strengthening of the U.S. dollar against the euro and its impact on our intercompany receivable balance.

Provision for Income Taxes. Provision for income taxes for the three months ended September 30, 2009 was $121,000, compared to a provision of $248,000 for the three months ended September 30, 2008. The provision for income taxes consisted primarily of foreign income taxes and domestic state income taxes.

Comparison of Nine Months Ended September 30, 2009 and 2008

Revenues. Revenues increased $34.6 million, or 28.3%, to $156.9 million in the nine months ended September 30, 2009, as compared to revenues of $122.2 million in the nine months ended September 30, 2008. In the nine months ended September 30, 2009, IVUS revenues increased $13.3 million, or 12.7%, as compared to the nine months ended September 30, 2008, which is comprised of a $14.7 million, or 18.9%, increase in sales of our single-procedure disposable IVUS products and a decrease of $1.3 million, or 4.9%, from sales of our IVUS consoles. Unit sales of IVUS consoles in the nine months ended September 30, 2009 were higher than the same period last year, while the decrease in revenues is due to a change in our customer mix. In the nine months ended September 30, 2009, FM revenues increased $8.1 million, or 61.4%, as compared to the nine months ended September 30, 2008, which is comprised of an increase of $8.8 million, or 73.3%, in sales of our single-procedure disposable FM products, which was partially offset by a decrease of $797,000, or 76.3%, in sales of our FM consoles. The decline in FM console revenues represents our shift in marketing to our s5 family of IVUS consoles, which include FM functionality. Telecom revenues were $11.2 million in the nine months ended September 30, 2009. We had no telecom revenues in the nine months ended September 30, 2008 as we did not acquire Axsun until December 2008. Other revenues increased $2.1 million, or 49.8%, in the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, due primarily to higher service contract and rental revenues and the inclusion of Axsun medical segment revenues in the 2009 period, partially offset by lower sales of distributed products. The increases in FM disposable revenues were primarily due to increased adoption of the technology based on recent clinical study data. In addition, revenues in the nine months ended September 30, 2009 were also unfavorably impacted by $3.4 million in euro foreign currency translation and favorably impacted by $675,000 in yen foreign currency translation. Increases in revenues were realized across all of our key geographic markets.

Cost of Revenues. Cost of revenues increased $19.0 million, or 41.4%, to $64.9 million, or 41.4% of revenues in the nine months ended September 30, 2009, from $45.9 million, or 37.6% of revenues in the nine months ended September 30, 2008. Gross margin was 58.6% of revenues in the nine months ended September 30, 2009, decreasing from 62.4% of revenues in the nine months ended September 30, 2008. The increase in the cost of revenues was primarily due to higher sales volume. The decrease in gross margin resulted primarily from the addition of lower margin products from Axsun, higher console depreciation and field service costs, and the unfavorable foreign currency translation impact on revenue as discussed above. These unfavorable gross margin impacts were partially offset by a decrease in the production costs of IVUS and FM disposable products due to ongoing cost reduction initiatives and higher manufacturing capacity utilization.

Selling, General and Administrative. Selling, general and administrative expenses increased $17.4 million, or 27.9%, to $79.8 million, or 50.9% of revenues in the nine months ended September 30, 2009, as compared to $62.4 million, or 51.1% of revenues in the nine months ended September 30, 2008. The increase in the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008 was primarily due to growth in our Japan operation to support our direct sales efforts there, increased headcount resulting from the expansion of our U.S. and Europe sales organizations, legal expenses related to the LightLab litigation, inclusion of Axsun expenses not included in the period ending September 30, 2008, increased infrastructure expenses to support company growth, commission expenses related to the termination of our relationship with Goodman and higher stock-based compensation expense. These increases were offset by a decrease in due diligence expenses that were incurred in the nine months ending September 30, 2008 related to an acquisition that was not consummated.

Research and Development. Research and development expenses increased $9.0 million, or 47.8%, to $27.8 million, or 17.7% of revenues in the nine months ended September 30, 2009, as compared to $18.8 million, or 15.4% of revenues in the nine months ended September 30, 2008. The increase in research and development expenses in the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008 was primarily due to the inclusion of a full nine months of expenses from ongoing operations of Novelis and Axsun. As Axsun was acquired in December 2008, the nine month period ended September 30, 2008 did not include any expenses related to Axsun, and as Novelis was acquired in May 2008, the nine month period ended September 30, 2008 only included four and one half months of expenses for Novelis. Additionally, expenses were higher in the 2009 period due to increased spending on various product development projects and increased clinical trial and regulatory expenses.

In-process research and development. IPR&D expenses of $12.4 million in the nine months ended September 30, 2008 primarily related to our May 2008 acquisition of Novelis. There were no in-process research and development expenses in the nine months ended September 30, 2009.

Amortization of Intangibles. Amortization expense increased to $3.2 million, or 2.0% of revenues in the nine months ended September 30, 2009, as compared to $2.3 million, or 1.9% of revenues in the nine months ended September 30, 2008. The increase in amortization expense is primarily related to the amortization of intangible assets acquired from Axsun.

Interest Income. Interest income decreased to $640,000, or 0.4% of revenues in the nine months ended September 30, 2009, as compared to $4.2 million, or 3.5% of revenues in the nine months ended September 30, 2008. The decrease was due to a decrease in the weighted-average interest rate on our investments and a decrease in our cash and cash equivalents and short-term available-for-sale investments.

Exchange Rate Gain. Exchange rate gain for the nine months ended September 30, 2009 was $2.2 million, as compared to $1.1 million in the nine months ended September 30, 2008. The gain in the nine months ended September 30, 2009 primarily relates to the effect of the weakening of the U.S. dollar compared to the yen and the related effect on the valuation of U.S. dollar based monetary assets and liabilities held by Volcano Japan. The exchange rate gain for the nine months ended September 30, 2008, primarily relates to the strengthening of the euro against the U.S. dollar during the first quarter of 2008 and its impact on the current rate translation of the euro-based intercompany receivable balance. In April 2008, $22.6 million of this intercompany receivable owed to Volcano Corporation from Volcano Europe was converted into equity, resulting in a decrease in the amount of euro-based receivables subject to translation, thereby reducing the impact of periodic exchange rate fluctuations.

Provision for Income Taxes. Provision for income taxes for the nine months ended September 30, 2009 was $833,000, compared to a provision of $707,000 for the nine months ended September 30, 2008. The provision for income taxes consisted primarily of foreign income taxes and domestic state income taxes.

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

Fluctuations in our working capital due to timing differences of our cash receipts and cash disbursements also impact our cash inflow and outflow.

At September 30, 2009, our cash and cash equivalents and short-term available-for-sale investments totaled $128.8 million. We invest our excess funds in short-term securities issued by corporations, banks, the United States government, municipalities, and financial holding companies and in money market funds comprised of United States Treasury and agency securities. We do not hold securities backed by mortgages.

At September 30, 2009, our accumulated deficit was $121.2 million. Since inception, we have generated significant operating losses and as a result we have not generated sufficient cash flow to fund our operations and the growth in our business. Accordingly, prior to our initial public offering, we financed our operations and acquisitions primarily through the issuances of $62.5 million of preferred stock, $20.0 million of senior subordinated notes and $7.0 million of term loans. These issuances of equity and debt were supplemented with borrowings from a revolving credit facility and equipment financing arrangements. The issuances of our senior subordinated notes, term loans and revolving credit facility included warrants to purchase our common stock or Series B preferred stock, which automatically converted into warrants to purchase common stock upon the completion of our initial public offering.

In connection with our acquisition of Axsun in December 2008, we assumed debt in the amount of $151,000. The debt was repaid with accrued interest in January 2009.

Cash Flows

Cash Flows from Operating Activities. Cash used in operating activities of $739,000 for the nine months ended September 30, 2009 reflected our net loss of $16.9 million, offset by adjustments for non-cash expenses, consisting primarily of $11.4 million of depreciation and amortization, $8.2 million of stock-based compensation expense, and an unrealized $2.2 million gain on foreign exchange. Sources of cash primarily include decreases in accounts receivable of $3.9 million due to improved collections. Uses of cash primarily include increases in inventories of $7.0 million related largely to anticipated higher sales volumes.

Cash Flows from Investing Activities. Cash used by investing activities was $54.0 million in the nine months ended September 30, 2009, consisting primarily of $109.5 million used to purchase short-term available-for-sale investments, $21.4 million used for capital expenditures, primarily for our company-owned medical diagnostic equipment and leasehold improvements for our Volcano Japan office and $613,000 used for the Axsun acquisition, partially offset by $77.8 million resulting from the sale or maturity of short-term available-for-sale investments.

Cash Flows from Financing Activities. Cash provided by financing activities was $3.1 million in the nine months ended September 30, 2009, resulting primarily from proceeds of $2.1 million from the issuance of stock under our employee stock purchase plan and $1.8 million of proceeds from the exercise of common stock options. These sources of cash were partially offset by $416,000 used for the repurchase of common stock from employees to satisfy minimum tax withholding obligations, a $293,000 increase in restricted cash and $151,000 used for the repayment of the term loan acquired from Axsun.

Future Liquidity Needs

At September 30, 2009, we believe our current cash and cash equivalents and our short-term available-for-sale investments will be sufficient to fund working capital requirements, capital expenditures, and operations for at least the next twelve months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future. At the present time, we have no material commitments for capital expenditures.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our sales growth, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies, changes in the market and regulatory environment and cash that may be required to settle our foreign currency hedges.

Our ability to fund our longer-term cash needs is subject to various risks, many of which are beyond our control—See Part II, Item 1A—“Risk Factors” set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2008. Should we require additional funding, such as additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities. We cannot assure that such funding will be available in needed quantities or on terms favorable to us, if at all.

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

Foreign Currency Translation

On July 1, 2009, we adopted the Japanese yen as the functional currency for Volcano Japan. Consistent with the considerations specified in Financial Accounting Standards Board Accounting Standards Codification Topic 830, Foreign Currency Matters, or ASC 830, the change was made to reflect recent developments with our Japan operations, including increases in direct sales denominated in the Japanese yen and growth in the local infrastructure that has enabled the day-to-day operations of Volcano Japan to become relatively self-contained and integrated into the Japanese economic environment. In accordance with ASC 830, assets and liabilities of Volcano Japan’s operations are translated into U.S. dollars at period-end exchange rates, revenues and expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period, and adjustments resulting from the translation are reported on our consolidated balance sheet in accumulated other comprehensive loss. Due to the complexities and variability of foreign exchange rates between the U.S. dollar and Japanese yen, we are not able to estimate the financial effect this change will have on our future results of operations.

There have been no other material changes to our critical accounting policies during the nine months ended September 30, 2009.

Off-Balance Sheet Arrangements

At September 30, 2009, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

In addition to the contractual obligations disclosed in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2008 the following contractual obligations were entered into during the nine months ended September 30, 2009 that were outside of our ordinary course of business. We entered into a facility lease agreement for our corporate headquarters in San Diego, California for which we are obligated to pay approximately $633,000 of rent over a 16 month period commencing on April 1, 2009. We also renewed the lease for our facility in Billerica, Massachusetts for which we are obligated to pay approximately $2.9 million of rent over a five year period commencing on November 1, 2009. In connection with the July 2009 termination of our distributor relationship with Goodman, we agreed to pay a minimum of approximately $3.3 million of commissions to Goodman through January 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in our results of operations and cash flows.

Our exposure to interest rate risk at September 30, 2009 is related to the investment of our excess cash into highly liquid, short-term financial investments. We invest in money market funds in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments. We do not hold mortgage-backed securities. Due to the short-term nature of our investments, we have assessed that there is no material exposure to interest rate risk arising from them.

We are exposed to foreign currency risk related to our European and Japanese operations. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro and the yen, could adversely affect our financial results. During the nine months ended September 30, 2009, revenues were unfavorably impacted by the valuation of foreign currencies, primarily the euro, versus the U.S. dollar. In periods of a strengthening U.S. dollar, our results of operations including the amount of revenue that we report in future periods could be negatively impacted. Through September 30, 2009, we did not engage in hedging activities with respect to our foreign currency exchange risk. Commencing October 2009, we began using forward foreign exchange contracts to manage a portion of the foreign currency exposure risk for foreign subsidiaries with monetary assets and liabilities denominated in the yen and the euro. We only use derivative instruments to reduce foreign currency exchange rate risks; we do not hold any derivative financial instruments for trading or speculative purposes. We primarily use forward exchange contracts to hedge foreign currency exposures, and they generally have terms of one year or less. Realized and unrealized gains or losses on the value of financial contracts used to hedge the exchange rate exposure of these monetary assets and liabilities are also included in the determination of net income, as these transactions have not been designated for hedge accounting. These contracts effectively fix the exchange rate at which these specific monetary assets and liabilities will be settled so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying monetary assets and liabilities. These contracts contain net settlement features. If we experience unfavorable changes in foreign exchange rates, we may be required to use material amounts of cash to settle the transactions which may adversely affect the operating results that we report with respect to the corresponding period.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, at September 30, 2009, our disclosure controls and procedures were effective.

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

Changes in internal control over financial reporting

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter covered by this quarterly report on Form 10-Q. We expanded our internal controls over our operations in Japan related to new business processes and commenced the transfer of responsibilities for the execution of the controls to our finance team in Japan during the first quarter of 2009. We will continue to develop and implement internal controls for our Japan operations through the end of fiscal 2009. During the quarter ended September 30, 2009, we expanded our internal controls and implemented our enterprise resource planning system at Axsun. We will continue to develop and implement internal controls for Axsun through the end of fiscal 2009. Although management believes our internal controls have been maintained or enhanced by this expansion, there is a risk that deficiencies may exist and could constitute significant deficiencies or in the aggregate, a material weakness. Management will complete its evaluation and testing of the internal control changes as of December 31, 2009 and the results of such evaluation and testing will be included in our annual report on Form 10-K for the fiscal year ending December 31, 2009. There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2009 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 4—“Commitments and Contingencies, Litigation” of our Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

Item 1A.	Risk Factors

This “Risk Factors” section provides updated information in certain areas from the “Risk Factors” set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2008, or the Annual Report. Set forth below are certain risk factors that have been added, substantively expanded or updated from the Annual Report. The risks and uncertainties described in the Annual Report, as added, expanded or updated below do not constitute all the risk factors that pertain to our business but we do believe that they reflect the more important ones. Please review the Annual Report for a complete listing of “Risk Factors” that pertain to our business.

Risks Related to Our Business and Industry

If our transition to a direct sales force in Japan is not successful, then our business and results of operations may be materially and adversely affected.

A significant portion of our annual revenues has been derived from sales to Goodman Company Ltd., or Goodman, which was one of our key Japanese distributors. In 2008 and the nine months ended September 30, 2009, we generated revenues of $24.7 million and $11.0 million, which accounted for approximately 14.4% and 7.0% of our revenues, respectively, from sales to Goodman.

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

On July 8, 2009, the Company, Volcano Japan Co., Ltd., or Volcano Japan, and Goodman entered into a Distributor Termination Agreement, or the Termination Agreement, relating to the termination of certain agreements between Volcano and Volcano Japan, on the one hand, and Goodman, on the other hand, and the transition of the distribution of Volcano products in Japan from Goodman to Volcano Japan. Under the Termination Agreement, Goodman agreed to, among other things, (i) transfer title to all of Goodman’s inventory of IVUS and FM consoles and related disposable products to Volcano Japan, (ii) return to Volcano Japan the IVUS and FM consoles that Goodman leases from Volcano, (iii) transfer certain of its customer contracts, including contracts under which Goodman leases IVUS or FM consoles to customers, to Volcano Japan, and Volcano Japan agreed to assume the service obligations under such contracts, and (iv) not provide any service, support, product or technology that is competitive to the IVUS and FM products (excluding any Optical Coherence Tomography, or OCT, products) until December 31, 2009. Pursuant to the Termination Agreement, Volcano Japan agreed to make certain payments to Goodman in connection with the transfer and delivery to Volcano Japan of consoles in Goodman’s possession, as well as to pay Goodman commissions based on net receipts of Volcano Japan from the sale of products to sub-distributors or hospitals transferred as customers from Goodman to Volcano Japan during the period beginning July 1, 2009 and ending December 31, 2009.

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

We were formed in January 2000 and until 2003 were a development stage company substantially devoted to the research and development of tools designed to diagnose vulnerable plaque. In July 2003, we acquired substantially all of the assets related to the IVUS and FM product lines from Jomed, Inc. and commenced the manufacturing, sale and distribution of IVUS and FM products. In December 2007, we acquired CardioSpectra, Inc., or CardioSpectra, an OCT technology company, in May 2008, we acquired Novelis, Inc., or Novelis, a Forward-Looking IVUS technology company, and in December 2008, we acquired Axsun Technologies, Inc., or Axsun, a manufacturer of laser and optical engines used in medical OCT imaging systems and micro-optical spectrometers and optical channel monitors used in the telecommunications industry. We have yet to demonstrate that we have sufficient revenues to become a sustainable, profitable business. Even if we do increase revenues, we expect our operating expenses will increase as we expand our business to meet anticipated growing demand for our products and as we devote resources to our sales, marketing and research and development activities. If we are unable to reduce our cost of revenues and our operating expenses, we may not achieve profitability. Although we achieved profitability during the quarters ended December 31, 2008 and September 30, 2008, you should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. At September 30, 2009, we had an accumulated deficit of $121.2 million. We expect to experience quarterly fluctuations in our revenues due to the timing of capital purchases by our customers and to a lesser degree the seasonality of disposable consumption by our customers and in our expenses as we make future investments in research and development, selling and marketing and general and administrative activities that will cause us to experience variability in our reported earnings and losses in future periods. Failure to achieve and sustain profitability would negatively impact the market price of our common stock.

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

We derive, and anticipate we will continue to derive, a significant portion of our revenues from operations in Japan and Europe. In the nine months ended September 30, 2009, revenues to customers located in Japan were $34.7 million and Europe, Middle East and Africa were $32.8 million, representing approximately 22% and 21%, respectively, of our total revenues. As we expand internationally, we will need to hire, train and retain qualified personnel for our direct sales efforts, retain distributors and train their personnel in countries where language, cultural or regulatory impediments may exist. We cannot ensure that distributors, physicians, regulators or other government agencies will accept our products, services and business practices. In addition, we purchase some components on the international market. The sale and shipment of our products and services across international borders, as well as the purchase of components from international sources, subject us to extensive United States and foreign governmental trade regulations. Compliance with such regulations is costly. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions, including:

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

Our reported revenues and earnings are subject to fluctuations in currency exchange rates. Through September 30, 2009, we did not engage in hedging activities with respect to our foreign currency exchange risk. Commencing October 2009, we began using forward foreign exchange contracts to manage a portion of the foreign currency exposure risk for foreign subsidiaries with monetary assets and liabilities denominated in the yen and the euro. We do not engage in foreign currency hedging arrangements for our revenues or operating expenses, and, consequently, foreign currency fluctuations may adversely affect our revenues and earnings. We cannot be assured our hedges will be effective or that the costs of the hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro and the yen, could require material amounts of cash to settle the hedge transactions or adversely affect our financial results. During the nine months ended September 30, 2009, 18.0% and 18.9% of our revenues were denominated in the euro and yen, respectively, 10.9% of our operating expenses were denominated in the euro and 10.2% of our operating expenses were denominated in the yen. Historically, revenues from our Japanese operations were primarily denominated in the U.S. dollar. Due to recent and expected increases in direct sales denominated in the Japanese yen as well as the integration of our Japan operations into the local economic environment, effective July 1, 2009, we changed the functional currency of Volcano Japan to the Japanese yen. During the nine months ended September 30, 2009, the U.S. dollar weakened versus the yen. In periods of a strengthening U.S. dollar relative to the yen, our results of operations that we report in future periods could be negatively impacted.

We are subject to federal, state and foreign healthcare laws and regulations and changes to such healthcare laws and regulations could adversely affect our business and results of operations.

In effort to contain rising healthcare costs, the U.S. government has in the past and is currently considering a number of proposals at the federal and state levels for comprehensive reforms that could significantly affect the payment for, and the availability and reimbursement of, healthcare services in the United States. Many of these proposals include fundamental changes to federal and state healthcare reimbursement programs, such as the provision of comprehensive healthcare coverage to the public under governmental funded programs. In particular, members of Congress have proposed a single-payer healthcare system, a government health insurance option to compete with private plans and other expanded public healthcare measures. These proposals, if implemented, could significantly reduce reimbursement rates for procedures using our products as well as create a tax on manufacturers of medical devices and diagnostic products, which we may be subject to. We cannot predict the final substance and timing of any currently proposed or future U.S. healthcare reform legislation. Its impact on the medical device industry in general, or on us in particular, remains uncertain. The effect of ongoing uncertainty about healthcare reform could also have a negative impact on the purchasing decisions of our customers or on healthcare providers who perform procedures using our products. If implemented, changes to the current U.S. healthcare laws and regulations, including a reduction of reimbursement rates and assessment of taxes, could materially and adversely impact our business and financial results. In addition, a number of foreign governments are also considering or have adopted proposals to reform their healthcare systems. Because a significant portion of our revenues from our operations is derived internationally, if significant reforms are made to the healthcare systems in other jurisdictions, our sales and results of operations may be materially and adversely impacted.

Future interest income and the value of our investments may be impacted by further declines in interest rates and the broader effect of the recent disruption of credit markets.

We are conservative in our investment policies and our policies allow us to invest our excess cash primarily in corporate notes, money market funds and United States municipal debt securities. As of September 30, 2009, we have invested our excess cash in money market funds and corporate debt securities issued by banks and corporations. The interest paid on these types of investments and the value of certain securities may decline in the future as credit markets adjust to the national and global financial crisis. While our investment portfolio has not yet been adversely impacted, if there is continued and expanded disruption in the credit markets, our investment portfolio could be adversely affected in the future.

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

A significant portion of our annual revenues has been derived from sales to our Japanese distributors, primarily Goodman, Fukuda Denshi Co., Ltd., or Fukuda Denshi, and Johnson & Johnson K.K., Medical Company Cordis Division, or Johnson and Johnson. In the nine months ended September 30, 2009, we generated revenues of $24.2 million, which accounted for approximately 15.4% of our revenues, from sales to our Japanese distributors. In July 2009, we formally terminated our distribution relationship with Goodman.

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

Item 4.	Submission of Matters to a Vote of Security Holders

Our 2009 Annual Meeting of Stockholders was held on July 29, 2009. Of the 48,335,859 shares of common stock entitled to vote at the meeting, 44,506,054 shares of common stock, representing 92.08% of the votes eligible to be cast, were represented at the meeting in person or by proxy, constituting a quorum. The final votes on the proposals presented at the meeting were recorded as follows:

The stockholders elected R. Scott Huennekens, Lesley H. Howe and Ronald A. Matricaria to serve as Class III Directors until our 2012 Annual Meeting of Stockholders by the following vote:

Name	Votes in Favor	Votes Withheld
R. Scott Huennekens	43,697,613	808,441
Lesley H. Howe	43,491,902	1,014,152
Ronald A. Matricaria	43,532,262	973,792

Our Class I Directors, Kieran T. Gallahue, Alexis V. Lukianov and John Onopchenko, continue in office until our 2010 Annual Meeting of Stockholders. Our Class II Directors, Connie R. Curran, RN, Ed.D., Michael J. Coyle and Roy T. Tanaka, continue in office until our 2011 Annual Meeting of Stockholders.

The stockholders ratified the selection by the audit committee of our Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 by a vote of 39,205,040 in favor, 5,276,597 votes against and 24,415 votes abstaining. There were no broker non-votes.

The stockholders approved our Amended and Restated 2005 Equity Compensation Plan by a vote of 33,390,835 in favor, 5,318,986 votes against, 21,698 votes abstaining and 5,774,625 broker non-votes.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on August 29, 2008, and incorporated herein by reference).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

4.3	Fourth Amended and Restated Investor Rights Agreement, dated February 18, 2005, by and among the Registrant and certain stockholders (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.7	Rights Agreement, by and between the Registrant and American Stock Transfer & Trust Company, dated June 20, 2006 (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

10.1	Volcano Corporation Amended and Restated 2005 Equity Compensation Plan (filed as Appendix A to the Registrant’s Definitive Proxy Statement on Form DEF 14A, as originally filed on June 2, 2009, and incorporated herein by reference).

10.2	Distributor Termination Agreement, dated July 8, 2009, by and between Volcano Corporation, Volcano Japan Co., Ltd. and Goodman Company, Ltd. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on July 8, 2009, and incorporated herein by reference).

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ John T. Dahldorf	Chief Financial Officer (principal	November 6, 2009
John T. Dahldorf	financial officer, principal accounting officer and duly authorized officer)

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on August 29, 2008, and incorporated herein by reference).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

4.3	Fourth Amended and Restated Investor Rights Agreement, dated February 18, 2005, by and among the Registrant and certain stockholders (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.7	Rights Agreement, by and between the Registrant and American Stock Transfer & Trust Company, dated June 20, 2006 (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

10.1	Volcano Corporation Amended and Restated 2005 Equity Compensation Plan (filed as Appendix A to the Registrant’s Definitive Proxy Statement on Form DEF 14A, as originally filed on June 2, 2009, and incorporated herein by reference).

10.2	Distributor Termination Agreement, dated July 8, 2009, by and between Volcano Corporation, Volcano Japan Co., Ltd. and Goodman Company, Ltd. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on July 8, 2009, and incorporated herein by reference).

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.