Form 10-K
period 2009-12-31
Volcano Corp
filed 2010-03-05
CIK 1354217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-52045

Volcano Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0928885
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
3661 Valley Centre Drive, Suite 200	92130
San Diego, California	(Zip Code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2009 (which is the last business day of registrant’s most recently completed second fiscal quarter), as reported on the NASDAQ Global Market was approximately $311.4 million. Approximately 26.1 million shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock at June 30, 2009 have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At March 1, 2010, 49,700,997 shares of Common Stock, par value $0.001, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

VOLCANO CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009

This annual report on Form 10-K, or Annual Report, contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. In some cases, you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These statements include, but are not limited to, those concerning the following; our intentions, beliefs and expectations regarding our future financial performance, anticipated growth and trends in our business; the timing and success of our clinical trials and regulatory submissions; our belief that our cash and cash equivalents and short-term available-for-sale investments will be sufficient to satisfy our anticipated cash requirements; our operating results; our expectations regarding our revenues and our customers and distributors; and statements regarding market penetration and expansion efforts. Forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the “Risk Factors” section of this Annual Report. Any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

Volcano has registered and common law trademarks in the U.S. and elsewhere in the world including, but not limited to, Axsun®, ChromaFlo®, ComboMap®, ComboWire®, Eagle Eye®, PrimeWire®, Revolution®, s5™, s5i™ and SpinVision®. Other brand names or trademarks appearing in this Annual Report are the property of their respective holders.

PART I

Item 1.	Business

Overview

We design, develop, manufacture and commercialize a broad suite of consoles and single-use disposables that are used in the diagnosis and treatment of vascular disease. Our offerings include multi-modality consoles that provide intravascular ultrasound, or IVUS, and/or functional measurement, or FM, capabilities. We also offer IVUS and FM disposables for use on these consoles. We believe that these products enhance the diagnosis and treatment of vascular disease by improving the efficiency and efficacy of existing percutaneous interventional procedures, or PCI, in coronary and peripheral vessels. We market our products to physicians, nurses and technicians who perform and support these procedures in hospitals.

Our consoles have been designed to serve as a multi-modality platform for our digital and rotational IVUS catheters and can also include FM capabilities that support our fractional flow reserve, or FFR, pressure guide wires. We are developing additional offerings for integration into the platform, including IVUS-guided therapy catheters, Forward Looking IVUS, or FL.IVUS, catheters and ultra-high resolution Optical Coherence Tomography, or OCT, systems and catheters.

Our IVUS products consist of consoles, digital and rotational IVUS catheters and advanced imaging tools including virtual histology, or VH, IVUS tissue characterization and ChromaFlo stent apposition analysis. Our IVUS consoles are marketed as stand-alone or customized units that can be integrated into a variety of hospital-based interventional surgical suites called catheterization laboratories, or cath labs.

Our FM offerings include consoles and single-use pressure and flow guide wires used to measure the pressure and flow characteristics of blood around plaque enabling physicians to gauge the plaque’s physiological impact on blood flow and pressure.

We derive our revenues from two reporting segments: medical and telecommunications, or telecom. Our medical segment represents our core business, in which we derive revenues primarily from the sale of our multi-modality and FM consoles and our IVUS and FM single-procedure disposables. Our telecom segment derives revenues related to the sales of micro-optical spectrometers and optical channel monitors by Axsun Technologies, Inc., or Axsun, our wholly owned subsidiary, to telecommunication companies. We continue building direct sales capabilities in the United States, Western Europe, and Japan and have numerous distributor relationships in other geographies. During the year ended December 31, 2009, we generated worldwide revenues of $227.9 million, which is composed of $211.7 million from our medical segment and $16.2 million from our telecom segment, and incurred an operating loss of $30.8 million. Our total assets as of December 31, 2009 were $276.7 million. Our revenue, operating loss and total assets and other financial results for the last three fiscal years are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Consolidated Financial Statements” sections contained in this Annual Report. At December 31, 2009, we had a worldwide installed base of more than 5,000 consoles. We intend to grow and leverage this installed base of consoles to drive recurring sales of our single-procedure disposable catheters and guide wires, which accounted for approximately 77% of our medical segment revenues during the year ended December 31, 2009. In 2009, 48% of the Company’s revenues were generated in the United States, with the balance of sales occurring in international markets.

Our Strategy

Our strategy is to offer a multi-modality platform that seeks to deliver all of the benefits associated with conventional IVUS and FM devices, while providing enhanced functionality and proprietary features that address the limitations associated with conventional forms of these technologies. In addition, we have a number of new offerings under development that will further leverage our multi-modality platform. Factors driving our strategy include:

•

Accelerating the trend toward less invasive procedures. Our IVUS products offer continuous, real-time three-dimensional imaging, plaque visualization, color-coded identification of plaque composition, and automatic drawing of lumen and vessel borders allowing for automatic vessel sizing. Our FM products offer physicians a simple pressure and flow based method to determine whether stenting or additional PCI is required. We believe our combination of IVUS enhancements and FM is instrumental in facilitating less invasive procedures.

•

Decreasing the number of interventional devices used per procedure and optimizing their usage. Our FM products offer the opportunity to physiologically assess lesion severity and determine whether stents are needed. Additionally, our IVUS products provide intra-vascular imaging. As a result, our IVUS and FM products have the potential to reduce the number of devices deployed by identifying the correct lesion appropriate for stenting and ensuring that it is placed and expanded correctly, thereby enhancing patient outcomes and lowering treatment costs.

•

Improving ease of use of IVUS and FM technologies to drive market adoption. We have designed our console offerings to be “always there, always on, and easy to use.” Our consoles are easily integrated into an existing or newly constructed cath lab facility.

•

Improving the diagnosis of cardiovascular disease. We believe our VH IVUS products can significantly improve the diagnosis of cardiovascular disease by addressing the limitations of diagnostic angiography, and allowing clinicians to identify patients and lesions at risk for future adverse coronary vascular system events.

•

Enhancing the outcomes of PCI procedures. We believe our products, enabled with novel technological enhancements, provide clinically significant information that improves the outcomes of current and increasingly complex PCI procedures.

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

Our goal is to establish our IVUS and FM products as the standard of care for PCI diagnostic and therapeutic procedures and expand the use of IVUS and FM for these procedures. The key elements of our strategy for achieving this goal are to:

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

•

Expand into new markets and develop clinical applications for and utilization of our technology in new markets. We plan to leverage our current technology and develop new technology to expand into new markets and increase clinical applications through clinical studies, conducted by us or in collaboration with other companies. This includes programs for (1) IVUS guided therapy products that combine IVUS with balloons and potentially other therapeutic devices, (2) FL.IVUS for applications including chronic total occlusions in the coronary and peripheral arteries, as well as other structural heart applications, (3) OCT light based imaging systems which we believe can be used in coronary, peripheral, and other vascular structures to image anatomy and other cellular activity, (4) micro-catheter technologies for use in coronary, peripheral and other vascular applications, and (5) unique optical and micro-electro-mechanical systems technologies in telecommunications, industrial spectroscopy or medical OCT applications.

•

Enhance product capabilities and introduce new products through collaborations or acquisitions. We have a successful track record of acquiring and licensing technologies and collaborating with third parties to create synergistic product offerings. For instance, we licensed the VH IVUS technology that now forms the core of our ability to determine the composition of plaque from The Cleveland Clinic Foundation. We also acquired the intellectual property rights allowing us to develop our Revolution rotational catheter from Koninklijke Philips Electronics N.V., or Philips. In December 2007, we acquired CardioSpectra, Inc., or CardioSpectra, whose core product line, based on innovative OCT technology, is expected to complement our existing product offerings. During 2008, we acquired Novelis, Inc., or Novelis, which is developing FL.IVUS technology; Impact Medical Technologies, LLC, which is developing innovative micro-catheter technologies; and Axsun which is a developer of optical and laser technologies. In May 2009, we agreed to distribute the Xtract thrombus aspiration catheter globally and in February 2010 we acquired the rights to the product line. We believe there will be additional opportunities to leverage these capabilities through select technology or company acquisitions as well as collaborations that enhance our capabilities or complement our markets.

Our Products

Our products include multi-modality and FM consoles, IVUS catheters, FM guide wires, thrombus aspiration devices, and various options that provide additional functionality. Our consoles are marketed as stand-alone units or units that can be integrated into cath labs. We offer consoles that combine IVUS and FFR technology, as well as systems that offer IVUS or FFR. Our s5i console is comprised of components that can be customized to each cath lab’s specifications and integrated into virtually any cath lab. The significantly expanded functionality of our offering enables the networking of patient information, control of IVUS and FM information at both the operating table and in the cath lab control room, as well as the capability for images to be displayed on standard cath lab monitors. We expect to continue to develop new products and technologies to expand the market adoption of our offering, and also expect our platform will support IVUS integrated with other interventional devices in the future.

Our IVUS Products

Consoles. We design, develop, manufacture and commercialize consoles that are proprietary, high-speed electronic systems that process the signals received from our IVUS catheters. These consoles generate high-resolution images that can be displayed on a monitor and can be permanently stored on the system or another medium. Our IVUS market strategy includes offering devices to clinicians that are easy to use, require lower procedure times and provide a higher level of information. We have a family of consoles including our PC-based s5 and the IVUS In-Vision Gold, or IVG. The s5 family of consoles, which became our primary console product offering following its full commercial launch in July 2006, is smaller, lighter and less expensive to manufacture than our IVUS IVG console, and has enhanced functionality. The s5 family includes:

•

s5: This portable and mobile console is the lightest product on the market, and has a simple and easy user interface. The s5 weighs 95 pounds compared to greater than 300 pounds for our IVUS IVG console and Boston Scientific Corporation’s, or Boston Scientific, Galaxy product.

•

s5i: This console is made up of components that can be customized to each cath lab’s specifications and integrated into virtually any cath lab while retaining the full functionality of the s5. When the s5i is integrated into the cath lab, it works seamlessly with the workflow of the cath lab in terms of acquiring and archiving patient images and data.

•	s5 and s5i with FFR: These consoles are identical to the s5 and s5i, except that they also include the functionality to measure pressure and FFR.

Catheters. Our single-procedure disposable catheters operate and interface solely with our family of IVUS consoles. We are the only company that offers both digital and rotational catheters. We believe this allows us to meet the needs of a greater number of physicians than our competitors. Each digital IVUS catheter contains a cylindrical transducer array with 64 elements capable of separately sending and receiving signals. Our 45 MHz Revolution rotational catheter is the highest frequency catheter on the market and we believe it offers better resolution in the area close to the end of the catheter, or near-field, than competitive rotational catheters. The Revolution develops images by rotating a single transducer element inside the tip of the catheter using a flexible torque cable. Our IVUS catheters vary in their principal uses, frequencies, shaft sizes, shaft lengths, guide wire compatibility and distal tip lengths. These differences allow for the use of different catheters in various portions of the vascular system.

Additional Functionality. Our IVUS products incorporate key features that add valuable clinical functionality addressing a number of the historical limitations of conventional IVUS. We intend to develop additional functionality in the future. Currently, we offer:

ChromaFlo. Angiography alone does not always identify malapposed stents because the contrast injection that makes the lumen visible on x-ray can flow inside the stent, and in between the stent and vessel wall. When this occurs, the stent struts are too small to compete with the dark lumen of the x-ray, leaving the two dimensional image inconclusive or misleading. ChromaFlo stent apposition analysis uses sequential IVUS frames to differentiate circulating blood from stationary or anchored tissue. ChromaFlo can be particularly important when assessing stent placement as the detailed cross-sectional image clearly identifies moving blood inside and outside of the stent lumen, prompting physicians in many cases to expand the stent until all of the blood appears inside of the stent lumen. ChromaFlo can also help with the identification of luminal structures such as lumen border, bifurcations, dissections, and thrombus.

VH IVUS. Conventional IVUS allows the visualization of atherosclerotic plaque. However, it is limited to a subjective, and therefore qualitative, review of vascular and plaque dimensions and composition. Our VH IVUS product allows, for the first time, easy to read and interpret IVUS images with color-coded identification of plaque composition. Additionally, a key element of the VH IVUS product is the capability to provide automatic identification of lumen and vessel borders. This feature enables automated vessel sizing, which makes it easier and faster to use our IVUS products. Finally, our VH IVUS functionality offers the potential to determine plaque vulnerability and therefore stratification of risk. We have developed fully functional devices for each of these technologies and used them in clinical studies. PROSPECT, a recent international multi-center study, demonstrated the ability to use VH IVUS to identify high-risk plaques that could potentially be treated to prevent future events, and low-risk plaques that may not need intervention. We are in the process of conducting several additional clinical studies to correlate plaque vulnerability to its clinical significance and risk and believe that these data will lead to further utilizization of VH IVUS to triage coronary lesions.

Our FM Products

Our FM products consist of pressure and flow consoles and single-procedure disposable pressure and flow guide wires. We believe we are the only company that offers a full line of pressure and flow guide wires as well as a guide wire that can measure both pressure and flow. Our consoles are mobile, proprietary and high speed electronic systems with different functionalities and sizes designed and manufactured to process the signals received only from our guide wires. In addition, our FM products can be integrated with our s5 family of multi-modality consoles.

We believe that the recent release and publication of favorable trial data relating to the measurement of FFR in addition to angiography will lead to further adoption of FM technology by clinicians.

Thrombus Aspiration

In May 2009, Volcano became the exclusive global distributor for the Xtract thrombus aspiration catheter. The unique features and multiple sizes of the Xtract catheter provide directional, fast, and powerful clot removal to help reestablish blood flow quickly during a heart attack. In February 2010, we purchased the rights to this product line. We believe that this addition to our product offerings is consistent with our strategy to provide therapeutic solutions aimed at PCI procedures whose outcomes are most challenging and disease states are most complex.

Product Expansion

We currently have a number of products under development that will leverage our existing platform technology and we believe will expand our presence in interventional medicine and related markets. Our product pipeline includes:

IVUS Guided Therapies

As more procedures become PCI-based, there is an opportunity to integrate the imaging capability of IVUS with coronary and peripheral therapeutic devices. We are developing IVUS guided therapy products that include IVUS guided stents and IVUS guided coronary and peripheral balloons. If commercialized, we believe these products will further expand and differentiate our product offering, drive IVUS utilization and enable us to participate in large endovascular market opportunities. IVUS can also be integrated with and guide leads for implantable cardiac rhythm management devices, percutaneous valves, abdominal aortic aneurysm grafts, plaque ablation or excision devices, inferior vena cava filters, and thrombectomy devices. Additionally, there are opportunities to extend the utility of the pressure and flow guide wires into different electrophysiology and structural heart disease applications.

Forward Looking IVUS (FL.IVUS)

A principal area of focus for us is the development of our FL.IVUS offerings, utilizing advanced imaging technology we obtained through our acquisition of Novelis. This proprietary technology has potential applications for a number of minimally invasive diagnostic and therapeutic applications in the coronary and peripheral vasculature. Our strategy is to integrate these offerings into our s5 family of consoles and target markets such as chronic total inclusions and other coronary, peripheral and structural heart indications. We currently have two FL.IVUS products under development. The first provides forward looking ultrasonic guidance and will be used in conjunction with interventional guidewires to cross lesions. The second will incorporate this guidance capability with a therapeutic device that tunnels through lesions.

Optical Coherence Tomography (OCT)

In December 2007, we acquired OCT technology through our acquisition of CardioSpectra, which we expect to complement our existing product offerings and further enhance our position as an imaging technology leader in the field of interventional medicine. Since that time, the Volcano OCT system has generated positive results in several clinical studies in Europe and South America. We believe products based on this OCT technology will be an important addition to Volcano, as we expect that it will allow us to expand our reach into clinical situations where extremely high resolution imaging is paramount. Our goal is to integrate this OCT functionality directly into our s5i integrated imaging suite of products. Our OCT system allows fast, easy imaging of highly detailed structures in the vasculature, including vessel wall defects, intra-luminal thrombus and stent struts. The ability to visualize stent expansion and apposition is excellent when using OCT. Our OCT resolution is able to visualize even very thin layers of cells covering drug eluting stent struts at follow-up. In December 2008, we acquired Axsun, a manufacturer of optical engines used in telecommunications, industrial spectroscopy and medical OCT imaging systems. In December 2009, Axsun announced the initial development and testing of a novel integrated light source for OCT imaging, the High Definition Swept Source, or HDSS. The HDSS is expected to enable high resolution at unprecedented speeds in medical imaging systems of 200 kHz—approximately 4 to 10 times faster than commercially available OCT imaging systems. We believe the Axsun acquisition will bolster our ability to pursue a number of medical OCT applications outside intravascular coronary and peripheral imaging. We further expect the capabilities of our OCT technology will be highly valued by other device manufactures as they design and conduct clinical trials to assess the safety and effectiveness of new implantable devices.

Clinical Program

Our clinical studies are generally post-marketing studies using FDA-cleared and/or CE-marked products intended to provide data regarding diagnostic effectiveness and disease treatment outcomes, as well as the potential value of our products in providing therapy in markets and indications such as stent placement and optimization, vulnerable plaque detection and therapy guidance in the coronary and carotid arteries. The goal of our vulnerable plaque clinical program is to identify, risk assess, and guide PCI and pharmacologic (relating to the study of drugs, their sources, their nature and their properties) treatments of vulnerable plaque in the coronary and carotid arteries.

Our significant ongoing clinical studies include:

Bifurcation Lesion Analysis and Stenting (BLAST)

BLAST is a global multi-center, prospective, two-arm (blinded to IVUS grayscale and VH-IVUS information vs. non-blinded), randomized study for bifurcation lesion stenting using only drug-eluting stents, or DES. There will be approximately 220 patients enrolled at sites in the U.S. and in Europe. The objectives of the BLAST trial are to demonstrate that grayscale IVUS with VH offers more advanced diagnostic techniques to provide preinterventional knowledge of the amount, composition, and location of atherosclerotic plaque in both arterial branches, and that IVUS with VH guidance leads to better post procedural outcomes when compared to angiography guidance only. The study will be measuring procedural outcomes such as lesion coverage, distal embolization, residual edge stenosis, edge dissections, acute vessel closure, plaque shift, stent under expansion, and incomplete stent apposition. Enrollment commenced in November 2008. We have enrolled more than 100 patients in this trial as of the end of 2009.

Assessment of Dual Anti-Platelet Therapy with Drug-Eluting Stents (ADAPT-DES)

ADAPT-DES is a prospective, multi-center, registry of at least 11,000 (and up to 15,000) consecutive patients with coronary artery disease undergoing stent-assisted PCI using DES without major procedural complications. The objectives of this trial are to determine the frequency and timing of DES thrombosis. There is an IVUS sub-study that will enroll 3,000 patients at sites in the U.S. and Europe. The purpose of the sub-study is to determine whether one or more IVUS parameters are independent predictors of stent thrombosis. Enrollment commenced in 2008 and currently there are nearly 7,000 patients enrolled in the main study and over 1,500 patients enrolled in the sub-study.

Volcano OCT Image Lesion Analysis using Intravascular Optical Coherence Tomography (VOILA)

The VOILA study is a randomized, un-blinded, multi-center OCT imaging study in patients scheduled for either coronary diagnostic catheterization or intervention. There will be approximately 100 patients enrolled at eight sites in the U.S. The primary objective is to evaluate the safety and efficacy of the OCT system in the observation of coronary arteries. Enrollment is expected to commence in the second quarter of 2010.

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

We have direct sales capability in the U.S., Western Europe and Japan. We intend to continue to increase our direct sales personnel. At December 31, 2009, we had a total of 230 direct sales and support professionals, including 144 in the U.S., 53 in Japan, 31 in Europe, and 2 in Asia. In addition, we have numerous distributor relationships in these and other geographies.

During 2009, we implemented programs to convert our sales strategy in Japan from a third-party distribution model to a direct distribution model and to increase our direct sales activity in Europe and the U.S. We have distribution relationships in Japan with Fukuda Denshi Co., Ltd., or Fukuda Denshi, and Johnson & Johnson K.K., Cordis Division, or Johnson & Johnson.

We have agreements with other leading healthcare companies, including Medtronic, Inc. and certain of its affiliates, or Medtronic, General Electric Company, or GE, Siemens AG, or Siemens, Philips, and Johnson & Johnson. We plan to enter into additional agreements to market our integrated systems. These agreements allow us to coordinate our marketing efforts with our strategic partners while still dealing directly with the customer.

At December 31, 2009, our global marketing team was comprised of 35 individuals, covering product management, corporate communications and programs, clinical support, and education and training. We devote significant resources to training and educating physicians in the use and benefits of our products. We also promote our products through medical society meetings attended by interventionalists.

Our relationships with physician thought leaders in interventional cardiology are an important component of our selling and marketing efforts. These relationships are typically built around research collaborations that enable us to better understand and articulate the most useful features and benefits of our products, and to develop new solutions to challenges in PCI medicine.

In the U.S., we sell our products directly to customers and through our third-party distribution and marketing agreements. Through August 2009, we sold our IVUS and FM products in Japan primarily through three direct distributors: Goodman Company Ltd., or Goodman, Fukuda Denshi and Johnson & Johnson. In August 2009, we terminated our distribution relationship with Goodman and implemented a direct sales program to replace that relationship. Fukuda Denshi continues to distribute our IVUS products to interventional cardiology accounts in Japan and Johnson & Johnson continues to distribute our IVUS disposable products for endovascular and peripheral applications in Japan. We currently support our Japanese customers through our Tokyo-based subsidiary, Volcano Japan Co., Ltd., or Volcano Japan. In Europe, we distribute our IVUS and FM products through our subsidiary, Volcano Europe, S.A./N.V., or Volcano Europe. We sell our products directly to customers in certain European markets and utilize distributors in other European markets.

Financial Information About Geographic Areas

The following table sets forth our revenues by geography expressed as dollar amounts (in thousands) and as a percentage of revenue by geography to total revenue:

	2009	Percent of Total Revenue	2008	Percent of Total Revenue	2007	Percent of Total Revenue
Revenues:
United States	$110,502	48.5%	$87,513	51.0%	$66,411	50.9%
Japan	47,609	20.9%	43,582	25.4%	35,186	26.9%
Europe, the Middle East and Africa	52,339	23.0%	33,197	19.4%	23,995	18.4%
Rest of world	17,417	7.6%	7,203	4.2%	5,022	3.8%

	$227,867	100.0%	$171,495	100.0%	$130,614	100.0%

Approximately 59% of our long-lived assets, excluding financial assets, are located in the U.S., approximately 33% are located in Japan, and less than 10% are located in our remaining geographies.

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

Competition

We compete primarily on the basis of our ability to assist in the diagnosis and treatment of vascular diseases safely and effectively, with ease and predictability of product use, adequate third-party reimbursement, brand name recognition and cost. We believe that we compete favorably with respect to these factors, although there can be no assurance that we will be able to continue to do so in the future or that new products that perform better than those we offer will not be introduced. We believe that our continued success depends on our ability to:

•	innovate and maintain scientifically advanced technology;

•	apply our technology across products and markets;

•	successfully market our products;

•	develop proprietary products;

•	successfully conduct clinical studies that expand our markets;

•	obtain and maintain patent protection for our products;

•	obtain and maintain regulatory approvals;

•	achieve manufacturing efficiencies;

•	attract and retain skilled personnel; and

•	successfully add complementary offerings and technology through acquisitions, licensing agreements and strategic partnerships.

Our primary IVUS competitor globally is Boston Scientific, but we also compete with Terumo Corporation in Japan. In the FM market, our primary competitor is Radi Medical Systems AB, or Radi, which was acquired by St. Jude Medical, Inc. in 2008. Because of the size of the vascular market opportunities, competitors and potential competitors have dedicated and will continue to dedicate significant resources to aggressively promote their products. New product developments that could compete with us more effectively are likely because the vascular disease market is characterized by extensive research efforts and technological progress. Competitors may develop technologies and products that are safer, more effective, easier to use or less expensive than ours.

We have encountered and expect to continue to encounter potential physician customers who, due to existing relationships with our competitors, are committed to or prefer the products offered by these competitors.

Through our Axsun subsidiary, we compete on the basis of leading technology, high quality and the enhanced productivity that our products offer to customers in a variety of industries, including telecommunications, pharmaceutical manufacturing, high-speed industrial process control, chemical and petrochemical processing, medical diagnostics, and scientific discovery. Products developed by competitors based on lower performance tunable filter technology could compete on the basis of lower cost. In addition, customers may build similar functionality directly into their products. Our primary competitors in the telecommunications market include Optoplex Corporation, Aegis Lightwave, Inc. and BaySpec, Inc.

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

The medical device industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. As the number of entrants into our market increases, the risk of an infringement claim against us grows. While we attempt to ensure that our products and methods do not infringe other parties’ patents and proprietary rights, our competitors may assert that our products, and the methods we employ, are covered by patents held by them. In addition, our competitors may assert that future products and methods we may employ infringe their patents. If third parties claim that we infringe upon their intellectual property rights, we may incur liabilities and costs and may have to redesign or discontinue selling the affected product. For example, following our acquisition of Axsun in December 2008, we and Axsun were sued by LightLab Imaging, Inc., or LightLab. Additional information regarding our dispute with LightLab is provided in Note 4 “Commitments and Contingencies, Litigation” to our consolidated financial statements and risks related to our intellectual property rights are listed in “Risk Factors—Risks Related to Our Intellectual Property and Potential Litigation.”

Patents and Trademarks

We continue to expand and protect our intellectual property position. At December 31, 2009, we had a broad portfolio of at least 458 owned or licensed U.S. and international patents and 258 pending applications for owned or licensed patents. Our patents expire at various dates through 2029. We intend to continue to expand our intellectual property position to protect the design and use of our products, principally in the areas of IVUS, OCT imaging, guided therapies and FM for the diagnosis and guidance of treatment of vascular and structural heart disease.

Additionally, we utilize trademarks, trade names or logos in conjunction with the sale of our products. We currently have registered and common law trademarks in the U.S. and elsewhere in the world including, but not limited to, Axsun®, ChromaFlo®, ComboMap®, ComboWire®, Eagle Eye®, PrimeWire®, Revolution®, s5™, s5i™ and SpinVision®. We continue to invest in internal research and development of concepts within our current markets and within other potential future markets. This enables us to continue to build our patent portfolio in areas of company interest.

Research and Development

Our research efforts are directed towards the development of new products and technologies that expand our existing platform of capabilities and applications in support of PCI. At December 31, 2009, our research and development staff consisted of 120 full-time engineers and technicians. The majority of this staff is located in Rancho Cordova, California. We also have research and development staff in Cleveland, Ohio; San Antonio, Texas; Forsyth County, Georgia; San Diego, California; and Billerica, Massachusetts. Our research and development staff is focused on the development of new IVUS systems and catheters, FM consoles and guide wires, image-guided therapy systems, OCT and additional clinical applications that support our core business objectives.

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

Our research and development expenses were $37.4 million in 2009, $26.7 million in 2008, and $20.3 million in 2007. These totals include the research and development, clinical and regulatory affairs department expenses. In addition, we recognized in-process research and development expense of $14.0 million in 2009, $11.0 million related to additional development of our OCT project acquired from CardioSpectra and $3.0 million related to additional development of our FL.IVUS project acquired from Novelis; $12.7 million in 2008, related primarily to our acquisition of Novelis; and $26.2 million in 2007 related to our acquisition of CardioSpectra.

Manufacturing

Our manufacturing facilities are located in Rancho Cordova, California, where we produce multi-modality consoles, FM consoles, IVUS catheters and FM guide wires, and Billerica, Massachusetts, where we produce our optical monitors, lasers, and optical engines used in OCT imaging systems as well as micro-optical spectrometers and optical channel monitors.

Our console manufacturing strategy is to use third-party manufacturing partners to produce circuit boards and mechanical sub-assemblies. We perform incoming inspection, final assembly and product testing to assure quality control. Our manufacturing strategy for our single-procedure disposable products is to use third-party manufacturing partners for certain proprietary components. We perform incoming inspection on these components, assemble them into finished devices and test the final product to assure quality control. A portion of the assembly is performed at a third party contractor’s facility using automated assembly processes and equipment. We are dependent on the third party for its day-to-day control and protection of the system. We conduct the remaining process operations including final testing on the scanner at our Rancho Cordova facility. We continuously improve our manufacturing processes to reduce costs and improve margins. We believe that by moving to PC-based consoles and improving our manufacturing processes through increased automation and design enhancements, we will be able to continue to reduce the cost to manufacture our consoles and single-procedure disposable products.

We manufacture our products in a controlled environment and have implemented quality control systems as part of our manufacturing processes. The control systems for our IVUS and FM products materially comply with the FDA Quality System Regulations, or QSR. We believe we are in material compliance with the FDA QSR for medical devices, with ISO 13485 quality standards, and with applicable medical device directives promulgated by the European Union and the policy on the Canadian Medical Devices Conformity Assessment System, which facilitates entry of our products into the European Union and Canada. The FDA and European Union Notified Body have both inspected our manufacturing facilities during the last 20 months. The control systems for our optical and laser products are certified under ISO 9001:2008. In February 2010, we started the process of recertification and we expect to remain in compliance with our certification.

Our IVUS and FM manufacturing facility has been inspected by the FDA, the California Department of Health Services Food and Drug Branch, and the European Union Notified Body. Observations for improvements were noted as well as findings of deficiencies. We believe we have adequately addressed the inspectional observations and we are in material compliance with applicable regulatory directives. We expect to be inspected by the FDA and state and international authorities again in the future. If the FDA or state or international authorities find significant shortcomings, we could be subject to fines or requirements to recall or halt manufacturing and shipments of affected products. Any of these enforcement actions could have a material effect on our business, by disrupting our ability to manufacture and sell product, impacting our profitability or harming our reputation or that of our products. See “Risk Factors—Risks Related to Government Regulation.”

Government Regulation

Our medical device products are subject to extensive and rigorous regulation by the FDA, as well as other federal and state regulatory bodies in the U.S. and comparable authorities in other countries. We currently market our products in the U.S. under authorizations from the FDA, which are based on clearances of pre-market notification submissions, or 510(k); or approval of a premarket approval applications, or PMA. If we seek to market new products, or to market new indications for our existing products, we will be required to obtain 510(k) clearance or PMA approval.

FDA regulations govern the following activities that we perform, or that are performed on our behalf, to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses:

•	product design, development and manufacture;

•	product safety, testing, labeling and storage;

•	clinical trials;

•	record keeping;

•	product marketing, sales and distribution; and

•	post-marketing safety surveillance, complaint handling, investigating reports of adverse events and malfunctions, reporting of serious injuries, including deaths, repairs, and recall of products.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may be preceded by notices of deficiencies or noncompliance via inspectional observations on form FDA-483, or 483s, general correspondence known as “Untitled Letters,” and more formal letters called “Warning Letters.” If we do not adequately and appropriately address the cited deficiencies or noncompliance, including the repair, replacement or recall of affected products if necessary, within a reasonable period of time, the FDA may take any one or more the following actions, which could adversely affect our business:

•	order a mandatory recall;

•	physically seize the affected products;

•

seek a court-ordered injunction and consent decree that could include, but may not be limited to, operating restrictions, additional government oversight of our operations, specific corrective and preventative actions, and partial suspension or total shutdown of production;

•	suspend review or refuse to clear pending 510(k) submissions or approvals pending for new products, new intended uses, or modifications to existing products;

•	after notice and an opportunity for a hearing, withdraw 510(k) clearances or PMA approvals that have already been granted;

•	impose civil monetary penalties; and

•	initiate criminal prosecution.

See “Risk factors—Risks related to Government Regulation.”

Employees

At December 31, 2009, we had 969 employees. None of our employees is represented by a labor union, and we believe our employee relations are good.

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

Risks Related to Our Business and Industry

We are dependent on the success of our consoles and catheters and cannot be certain that IVUS technology or our IVUS products will achieve the broad acceptance necessary to develop a sustainable, profitable business.

Our revenues are primarily derived from sales of our IVUS products, which include our consoles and our single-procedure disposable catheters. We expect that sales of our IVUS products will continue to account for a majority of our revenues for the foreseeable future. IVUS technology is widely used for determining the placement of stents in patients with coronary disease in Japan but the penetration rate in the U.S. and Europe for the same type of procedure is relatively low. It is difficult to predict the penetration and future growth rate or size of the market for IVUS technology. The expansion of the IVUS market depends on a number of factors, such as:

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

Even if IVUS technology gains wide market acceptance, our IVUS products may not adequately address market requirements and may not continue to gain market acceptance among physicians, healthcare payors and the medical community due to factors such as:

•	the lack of perceived benefits of information on plaque composition available to the physician through use of our IVUS products, including the ability to identify calcified and other forms of plaque;

•	the actual and perceived ease of use of our IVUS products;

•	the quality of the images rendered by our IVUS products;

•	the cost, performance, benefits and reliability of our IVUS products relative to competing products and services;

•	the lack of perceived benefit of integration of our IVUS products into the cath lab; and

•	the extent and timing of technological advances.

If IVUS technology generally, or our IVUS products specifically, do not gain wide market acceptance, we may not be able to achieve our anticipated growth, revenues or profitability and our results of operations would suffer.

The risks inherent in our international operations may adversely impact our revenues, results of operations and financial condition.

We derive, and anticipate we will continue to derive, a significant portion of our revenues from operations in Japan and Europe. In the year ended December 31, 2009, revenues to customers located in Europe, Middle East and Africa were $52.3 million and Japan were $47.6 million, representing approximately 23.0% and 20.9%, respectively, of our total revenues. As we expand internationally, particularly as a result of our direct sales efforts in Japan, we will need to hire, train and retain qualified personnel for our direct sales efforts, retain distributors and train their personnel in countries where language, cultural or regulatory impediments may exist. We cannot ensure that distributors, physicians, regulators or other government agencies will accept our products, services and business practices. In addition, we purchase some components on the international market. The sale and shipment of our products and services across international borders, as well as the purchase of components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions, including:

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

We were formed in January 2000 and until 2003 were a development stage company substantially devoted to the research and development of tools designed to diagnose vulnerable plaque. In July 2003, we acquired substantially all of the assets related to the IVUS and FM product lines from Jomed, Inc. and commenced the manufacturing, sale and distribution of IVUS and FM products. We have yet to generate sufficient revenues to sustain profitability. Even if we do increase revenues, we expect our operating expenses will increase as we expand our business to meet anticipated growing demand for our products and as we devote resources to our sales, marketing and research and development activities. If we are unable to reduce our cost of revenues and our operating expenses, we may not achieve profitability. Although we achieved profitability during the quarters ended December 31, 2008 and September 30, 2008, you should not rely on our operating results for any prior quarterly or annual period as an indication of our future operating performance. At December 31, 2009, we had an accumulated deficit of $133.3 million. We expect to experience quarterly fluctuations in our revenues due to the timing of capital purchases by our customers and to a lesser degree the seasonality of disposable consumption by our customers. Additionally, expenses will fluctuate as we make future investments in research and development, selling and marketing and general and administrative activities. This will cause us to experience variability in our reported earnings and losses in future periods. Failure to achieve and sustain profitability would negatively impact the market price of our common stock.

Competition from companies, particularly those that have longer operating histories and greater resources than us, may harm our business.

The medical device industry, including the market for IVUS and FM products, is highly competitive, subject to rapid technological change and significantly affected by new product introductions and market activities of other participants. As a result, even if the size of the IVUS and FM market increases, we can make no assurance that our revenues will increase. In addition, as the markets for medical devices, including IVUS and FM products, develop, additional competitors could enter the market. To compete effectively, we will need to continue to demonstrate that our products are attractive relative to alternative devices and treatments. We believe that our continued success depends on our ability to:

•	innovate and maintain scientifically advanced technology;

•	apply our technology across products and markets;

•	develop proprietary products;

•	successfully conduct, sponsor or participate in clinical studies that expand our markets;

•	obtain and maintain patent protection for our products;

•	obtain and maintain regulatory clearance or approvals;

•	manufacture cost-effectively;

•	successfully market our products; and

•	attract and retain skilled personnel.

With respect to our IVUS products, our biggest competitor is Boston Scientific. Our FM products compete with the products of St. Jude Medical, Inc. through its December 2008 acquisition of Radi. We also compete in Japan with respect to IVUS products with Terumo Corporation. Boston Scientific, St. Jude Medical, Inc., Terumo Corporation and other potential competitors who are substantially larger than us may enjoy competitive advantages, including:

•	more established distribution networks;

•	entrenched relationships with physicians;

•	products and procedures that are less expensive;

•	broader ranges of products and services that may be sold in bundled arrangements;

•	greater experience in launching, marketing, distributing and selling products;

•	greater experience in obtaining and maintaining FDA and other regulatory clearances and approvals;

•	established relationships with healthcare providers and payors; and

•	greater financial and other resources for product development, sales and marketing, acquisitions of products and companies, and intellectual property protection.

For these and other reasons, we may not be able to compete successfully against our current or potential future competitors, and sales of our IVUS and FM products may decline.

Failure to innovate may adversely impact our competitive position and may adversely impact our product revenues.

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

We also develop and manufacture optical monitors, lasers, and optical engines used in OCT imaging systems as well as micro-optical spectrometers and optical channel monitors with applications in telecommunications, pharmaceutical manufacturing, high-speed industrial process control, and chemical and petrochemical processing, medical diagnostics, and scientific discovery. Products developed by competitors based on tunable filter technology could compete on the basis of lower cost and other factors. In addition, customers may build similar functionality directly into their products, which in turn could decrease the demand for our OCT imaging systems and related products.

The introduction of new products, procedures or clinical solutions by competitors may result in price reductions, reduced margins, loss of market share and may render our products obsolete. We cannot guarantee that these alternative technologies will not be commercialized and become viable alternatives to our products in the future, and we cannot guarantee that we will be able to compete successfully against them if they are commercialized.

Delays in planned product introductions may adversely affect our business and negatively impact future revenues.

We are currently developing new products and product enhancements with respect to our IVUS and FM products. We are also developing OCT systems and catheters, FL.IVUS systems and catheters and image-guided therapy products. We have in the past, and may in the future, experience delays in various phases of product development and commercial launch, including during research and development, manufacturing, limited release testing, marketing and customer education efforts. In particular, developing and integrating products and technologies of acquired businesses is time consuming and in some cases resulted in longer developmental timelines than we initially anticipated. Any delays in our product launches may significantly impede our ability to successfully compete in the IVUS, FM, OCT, FL.IVUS and image-guided therapy markets and may reduce our revenues.

We and our present and future collaborators may fail to develop or effectively commercialize products covered by our present and future collaborations if:

•	our collaborators become competitors of ours or enter into agreements with our competitors;

•	we do not achieve our objectives under our collaboration agreements;

•	we are unable to manage multiple simultaneous product discovery and development collaborations;

•	we develop products and processes or enter into additional collaborations that conflict with the business objectives of our other collaborators.

•	we or our collaborators are unable to obtain patent protection for the products or proprietary technologies we develop in our collaborations; and

•	we or our collaborators encounter regulatory hurdles that prevent commercialization of our products.

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

We sponsor or co-sponsor several clinical studies to demonstrate the benefits of our products in current markets where we are trying to increase use of our products and in new markets. Implementing a study is time consuming and expensive, and the outcome is uncertain. The completion of any of these studies may be delayed or halted for numerous reasons, including, but not limited to, the following:

•	patients die during a clinical study for a variety of reasons that may or may not be related to our products, including the advanced stage of their disease or other medical problems;

•	regulatory inspections of manufacturing facilities, which may, among other things, require us or a co-sponsor to undertake corrective action or suspend the clinical studies;

•	changes in governmental regulations or administrative actions;

•	patients experience adverse side effects, including adverse side effects to our or a co-sponsor’s drug candidate or device;

•	the FDA institutional review boards or other regulatory authorities do not approve a clinical study protocol or place a clinical study on hold;

•	patients do not enroll in a clinical study or do not follow-up at the expected rate;

•	our co-sponsors do not perform their obligations in relation to the clinical study or terminate the study;

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

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures and technologies. Accordingly, we have pursued, and may in the future pursue, the acquisition of complementary businesses, products or technologies instead of developing them ourselves. For example, in December 2007, we acquired CardioSpectra, an OCT technology company, in May 2008, we acquired Novelis, a FL.IVUS technology company, and in December 2008, we acquired Axsun, a manufacturer of laser and optical engines used in medical OCT imaging systems and micro-optical spectrometers and optical channel monitors used in the telecommunications industry. We do not know if we will identify or complete any additional acquisitions, or whether we will be able to successfully integrate any acquired business, product or technology or retain key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. If we are unable to integrate any acquired businesses, products or technologies effectively, our business will suffer. We have entered, and may in the future enter, markets through our acquisitions that we are not familiar with and have no experience managing. For example, Axsun historically sold devices in the industrial and telecommunications sectors for the optical monitoring market and we will continue to serve these markets. If we fail to integrate these operations into our business, our resources may be diverted from our core business and this could have a material adverse effect on our business, financial condition and results of operations.

Our business has become more decentralized geographically through our acquisitions and this may expose us to operating inefficiencies across these diverse locations, including difficulties and unanticipated expenses related to the integration of departments, information technology systems, and accounting records and maintaining uniform standards, such as internal accounting controls, procedures and policies. In addition, we have, and in the future may increase, our exposure to risks related to business operations outside the U.S. due to our acquisitions.

We may also encounter risks, costs and expenses associated with any undisclosed or other unanticipated liabilities or use more cash and other financial resources on integration and implementation activities than we expect. In addition, any amortization or other charges resulting from acquisitions could negatively impact our operating results.

If our products and technologies are unable to adequately identify the plaque that is most likely to rupture and cause a coronary event, we may not be able to develop a market for our vulnerable plaque products or expand the market for existing products.

We are utilizing substantial resources toward developing products and technologies to aid in the identification, diagnosis and treatment of the plaque that is most likely to rupture and cause a coronary event, or vulnerable plaque. The PROSPECT study demonstrated the ability of IVUS and VH to stratify lesions according to risk. However, no randomized controlled trial has been performed to assess the benefit of treating or deferring treatment in these stratified lesions. If we are unable to develop products or technologies that can identify vulnerable plaque, a market for products to identify vulnerable plaque may not materialize and our business may suffer.

Fluctuations in foreign currency exchange rates could result in declines in our reported revenues and earnings.

Our reported revenues and earnings are subject to fluctuations in currency exchange rates. Until October 2009, we did not engage in hedging activities with respect to our foreign currency exchange risk. In October 2009, we began using forward foreign exchange contracts to manage a portion of the foreign currency risk for foreign subsidiaries with monetary liabilities denominated in the yen and the euro. We do not engage in foreign currency hedging arrangements for our revenues or operating expenses, and, consequently, foreign currency fluctuations may adversely affect our revenues and earnings. Our hedges may not be effective and costs of the hedges may exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro and the yen, could require material amounts of cash to settle the hedge transactions. During 2009, 18.1% and 20.7% of our revenues were denominated in the euro and yen, respectively, 9.6% of our operating expenses were denominated in the euro and 11.4% of our operating expenses were denominated in the yen. Historically, revenues from our Japanese operations were primarily denominated in the U.S. dollar. Due to recent and anticipated increases in direct sales denominated in the Japanese yen as well as our transition to a direct sales effort in Japan, effective July 1, 2009, we changed the functional currency of Volcano Japan from the U.S. dollar to the Japanese yen. In 2009, the U.S. dollar weakened relative to the yen and strengthened relative to the euro. In periods of a strengthening U.S. dollar relative to the yen or euro, our results of operations could be negatively impacted.

General national and worldwide economic conditions may materially and adversely affect our financial performance and results of operations.

Our operations and performance depend significantly on national and worldwide economic conditions and the resulting impact on purchasing decisions and the level of spending on our products by customers in the geographic markets in which our IVUS and FM products are sold or distributed. These economic conditions have recently deteriorated significantly in many countries and regions, including without limitation the U.S., Japan, Europe, Middle East and Africa, where we have generated most of our revenues, and may remain depressed for the foreseeable future. If our customers do not obtain or do not have access to the necessary capital to operate their businesses, or are otherwise adversely affected by the deterioration in national and worldwide economic conditions, this could result in reductions in the sales of our products, longer sales cycles and slower adoption of new technologies by our customers, which would materially and adversely affect our business. In addition, our customers’, distributors’ and suppliers’ liquidity, capital resources and credit may be adversely affected by the current financial and credit crisis, which could adversely affect our ability to collect on our outstanding invoices and lengthen our collection cycles, distribute our products or limit our timely access to important sources of raw materials necessary for the manufacture of our consoles and catheters.

In addition, we have invested our excess cash in money market funds and corporate debt securities issued by banks and corporations. The interest paid on these types of investments and the value of certain securities may continue to decline as credit markets adjust to the national and global financial crisis. While our investment portfolio has experienced reduced yields, we have not yet experienced a deterioration of the credit quality of our holdings or other material adverse effects. If there is continued and expanded disruption in the credit markets, our investment portfolio could be adversely affected.

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

A significant portion of our annual revenues has been derived from sales to Goodman, which was one of our key Japanese distributors. In 2007, 2008 and the first half of 2009, we generated revenues of $23.4 million, $24.7 million and $11.0 million, which accounted for approximately 18.0%, 14.4% and 4.8% of our revenues, respectively, from sales to Goodman.

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

On July 8, 2009, the Company, Volcano Japan Co., Ltd., or Volcano Japan, and Goodman entered into a Distributor Termination Agreement, or the Termination Agreement, relating to the termination of certain agreements between Volcano and Volcano Japan, on the one hand, and Goodman, on the other hand, and the transition of the distribution of Volcano products in Japan from Goodman to Volcano Japan. Under the Termination Agreement, Goodman agreed to, among other things, (i) transfer title to all of Goodman’s inventory of IVUS and FM consoles and related disposable products to Volcano Japan, (ii) return to Volcano Japan the IVUS and FM consoles that Goodman leases from Volcano, (iii) transfer certain of its customer contracts, including contracts under which Goodman leases IVUS or FM consoles to customers, to Volcano Japan, and Volcano Japan agreed to assume the service obligations under such contracts, and (iv) not provide any service, support, product or technology that is competitive to the IVUS and FM products (excluding any Optical Coherence Tomography, or OCT, products) until December 31, 2009. Pursuant to the Termination Agreement, Volcano Japan made certain payments to Goodman in connection with such transfer and delivery to Volcano Japan of consoles in Goodman’s possession, and paid to Goodman commissions based on net receipts of Volcano Japan from the sale of products to sub-distributors and hospitals transferred as customers from Goodman to Volcano Japan during the period beginning July 1, 2009 and ending December 31, 2009.

As a result of the termination, we have incurred additional expenses sooner than initially planned. There is no assurance that we will be successful in completing our transition to a direct sales force in Japan and successfully place, sell and service our products in Japan. Our challenges and potential risks include, but are not limited to, (a) the successful retention and servicing of current Goodman customers in Japan, (b) strong market adoption of our technology in Japan, (c) the achievement of our growth and market development strategies in Japan, and (d) our ability to recruit, train and retain a direct sales force in Japan. Our efforts to successfully implement a direct sales strategy in Japan or the failure to achieve our sales objectives in Japan may adversely impact our revenues, results of operations and financial condition and negatively impact our ability to sustain and grow our business in Japan.

Our manufacturing operations are dependent upon third party suppliers, which makes us vulnerable to supply problems, price fluctuations and manufacturing delays.

We rely on ON Semiconductor Corporation, or OSC, for the supply of application specific integrated circuits, or ASICs, and for the supply of wafers used in the manufacture of our IVUS consoles and our catheters. These ASICs and wafers are critical to these products, and there are relatively few alternative sources of supply. OSC is shutting down their 5” wafer fabrication plant, or fab, and as a result we are moving our device to their 8” wafer fab. We have purchased additional 5” wafers to support production while we transition to the 8” wafer design. In addition, we do not carry a significant inventory of ASICs. If we had to change suppliers, we expect that it would take at least a year, and possibly 18 months or longer, to identify an appropriate replacement supplier, complete design work and undertake the necessary inspections before the ASICs or wafers would be available. We rely on International Micro Industries, Inc., or IMI, to undertake additional processing of certain of the ASICs that are produced by OSC for use in the manufacture of our catheters. We do not carry a significant inventory of the circuits that are finished by IMI. We expect that in the event it is necessary to replace IMI, it would take at least three months, and possibly six months or longer, to identify an appropriate replacement supplier that is able to undertake the additional processing of the ASICs. We are not parties to supply agreements with either OSC or IMI but instead use purchase orders as needed.

Our supplier of FM wire pressure sensors ceased production of this key component on 4” wafers when they upgraded their production line to 6” wafers. In 2007, we secured an end-of-life purchase of the subject parts equivalent to an estimated four-year supply with the expectation that we would develop a new and improved pressure sensor on the 6” line to be available as a replacement in the FM pressure wire before the end of life inventory was depleted. However, as a result of a significant increase in FM wire sales, we have experienced increased usage and faster depletion of this sensor inventory. As a result, the FM pressure sensor supplier has agreed to produce additional inventory of the sensor using 4” wafers to address the potential shortfall in sensor supply while we complete the development of the new sensor. We believe this new supply of sensors using 4” wafers will provide us with adequate time to complete the development of the new sensor design. We expect that it will take approximately 12 months to complete design work and undertake the necessary testing and inspections before the new pressure sensors will be available as a replacement in the FM wire production.

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

In addition, in January 2007, we implemented a new automated system to replace certain customized equipment, which is no longer produced or supported by a third party for the manufacture of the scanners located on our phased array catheters. The new automated system is located at EIT’s facility and we are dependent on EIT for the day-to-day control and protection of the system. If the new automated system does not perform as expected, if we are not provided with the product as requested, or if we are not provided access to the system, we may encounter delays in the manufacture of our catheters and may not have sufficient inventory to meet our customers’ demands, which could negatively impact our revenues. In the event that EIT fails to supply the scanners, it would take us approximately six to 12 months to qualify a new supplier to manufacture these components.

Our reliance on these sole source suppliers subjects us to a number of risks that could impact our ability to manufacture our products and harm our business, including:

•	inability to obtain adequate supply in a timely manner or on commercially reasonable terms;

•	interruption or delayed delivery of supply resulting from difficulty in accessing financial or credit markets or otherwise secure cash and capital resources;

•	interruption of supply resulting from modifications to, or discontinuation of, a supplier’s operations;

•	delays in product shipments resulting from uncorrected defects, reliability issues or a supplier’s variation in a component;

•	uncorrected quality and reliability defects that impact performance, efficacy and safety of products from replacement suppliers;

•	price fluctuations due to a lack of long-term supply arrangements with our suppliers for key components;

•	difficulty identifying and qualifying alternative suppliers for components in a timely manner;

•	production delays related to the evaluation and testing of products from alternative suppliers and corresponding regulatory qualifications; and

•	delays in delivery by our suppliers due to changes in demand from us or their other customers.

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

We manufacture our IVUS catheters and have implemented new manufacturing processes, making us vulnerable to production and supply problems that could negatively impact our revenues.

Through 2006, we had used customized equipment which is no longer produced or supported by a third party for the manufacture of the scanners located on our phased array catheters. This equipment was supported by the company that designed and manufactured it until 2002. That company ceased operations in 2002 because changes in manufacturing technology made the design and manufacture of similar equipment more mainstream and automated and made customized manufacturing equipment, such as ours, much less economical to build and support. If the equipment malfunctioned and we were unable to locate spare parts or hire qualified personnel to repair the equipment, we could have encountered delays in the manufacture of our catheters and may not have had sufficient inventory to meet our customers’ demands, which would have negatively impacted our revenues.

In response to this situation, during the first quarter of 2007, we implemented an automated system to replace the customized equipment, which is no longer produced or supported by a third party. While we believe that such automated system, located at a third party vendor, has demonstrated the ability to meet our anticipated volumes, the system will continue to be located at the vendor’s facility, which requires us to be dependent on them for the day-to-day control and protection of the system. If the automated system does not perform as expected, if the vendor does not provide us with product as requested, or if the vendor does not allow us to have access to the system, we may encounter delays in the manufacture of our catheters and may not have sufficient inventory to meet our customers’ demands, which could negatively impact our revenues.

During 2009, we also implemented lean manufacturing processes that attempt to optimize the timing of our inventory purchases and supply levels of our inventories. If we fail to plan for sufficient inventory, we may experience delays in the manufacturing of our products or fail to meet our customers’ demands, which could adversely affect our revenues and results of operations.

If we do not manage our manufacturing capacity effectively, or if our facilities are damaged or destroyed, we may experience delays that could negatively impact our revenues.

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

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain debt financing. The sale of additional equity or debt securities, or the use of our stock in an acquisition or strategic transaction, would result in additional dilution to our stockholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and our significant losses to date and the current national and global financial crisis may prevent us from obtaining additional funds on favorable terms, if at all.

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

We have collaborations with Medtronic, The Cleveland Clinic Foundation, GE, Siemens, and Philips. In each collaboration, we combine our technology or core capabilities with that of the third party to permit either greater penetration into markets, as in the case of GE, Siemens, and Philips, or to enhance the functionality of our current and planned products, as in the case of The Cleveland Clinic Foundation.

We have limited control over the amount and timing of resources that our current collaborators or any future collaborators devote to our collaborations or potential products. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may not develop or commercialize products that arise out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing or sale of these products. Moreover, in the event of termination of a collaboration agreement, we may not realize the intended benefits or we may not be able to replace the arrangement on comparable terms.

If the third-party distributors that we rely on to market and sell our products are not successful, we may be unable to increase or maintain our level of revenues.

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

A significant portion of our annual revenues has been derived from sales to our Japanese distributors, primarily Goodman, Fukuda Denshi and Johnson and Johnson. In the year ended December 31, 2009, we generated revenues of $27.0 million, which accounted for approximately 11.8% of our revenues, from sales to our Japanese distributors. In July 2009, we formally terminated our distribution relationship with Goodman as part of our transition towards a direct sales model in Japan. We entered into an agreement with Fukuda Denshi in March 2006 that extended our commercial relationship through June 2012. In December 2006, we also entered into a memorandum of understanding relating to the distribution of our products by Johnson and Johnson. The memorandum of understanding continues on an annual basis unless either party indicates its intention to terminate, in writing, two months prior to expiration of the term.

A significant change in our relationship with our distributors or in the relationships among our distributors may have a negative impact on our ability to sustain and grow our business in Japan.

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

Our ability to use our net operating losses to reduce future income tax obligations may be limited or reduced. Generally, a change of more than 50 percentage points in the ownership of our shares, by value, over the three-year period ending on the date the shares were acquired constitutes an ownership change and may limit our ability to use our net operating loss carryforwards. Should additional ownership changes occur in the future, our ability to utilize net operating loss carryforwards could be limited.

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

Our success largely depends on the skills, experience and efforts of our officers and other key employees who may terminate their employment at any time. The loss of any of our senior management team, in particular our President and Chief Executive Officer, R. Scott Huennekens, could harm our business. We have entered into employment contracts or similar agreements with R. Scott Huennekens; our Chief Financial Officer, John T. Dahldorf; our Group President, Advanced Imaging Systems and Executive Vice President, Marketing and Business Development, Vince Burgess; our Executive Vice President, Global Sales, Jorge J. Quinoy; and Michel Lussier, President of Volcano Europe and Clinical and Scientific Affairs, but these agreements do not guarantee that they will remain employed by us in the future. For example, Mr. Burgess resigned from all positions with Volcano, effective March 5, 2010. The announcement of the loss of one of our key employees could negatively affect our stock price. Our ability to retain our skilled workforce and our success in attracting and hiring new skilled employees will be a critical factor in determining whether we will be successful in the future. We face challenges in hiring, training, managing and retaining employees in certain areas including clinical, technical, sales and marketing. This could delay new product development and commercialization, and hinder our marketing and sales efforts, which would adversely impact our competitiveness and financial results.

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

Our product liability insurance covers our products and business operations, but we may need to increase and expand this coverage commensurate with our expanding business. Any product liability claims brought against us, with or without merit, could result in:

•	substantial costs of related litigation or regulatory action;

•	substantial monetary penalties or awards;

•	decreased demand for our products;

•	reduced revenue or market penetration;

•	injury to our reputation;

•	withdrawal of clinical study participants;

•	an inability to establish new strategic relationships;

•	increased product liability insurance rates; and

•	an inability to secure continuing coverage.

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

Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. Our failure to comply with such regulations or to make adequate, timely corrections, could lead to the imposition of injunctions, suspensions or loss of marketing clearances or approvals, product recalls, manufacturing cessation, termination of distribution, product seizures, civil penalties, or some combination of such actions. In the most egregious cases, criminal sanctions or closure of our manufacturing facilities are possible. The process of obtaining regulatory authorizations to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such authorizations will be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new medical device only after the device has received clearance of a premarket notification submission, referred to as a “510(k),” or the approval of a premarket approval application, referred to as a “PMA.” The FDA will clear a 510(k) medical device if we demonstrate that the new or modified medical device is substantially equivalent to one or more 510(k)-cleared products. The PMA approval process is more costly and lengthy than the 510(k) clearance process and generally requires data from clinical trials to demonstrate that the product is safe and effective for its intended uses. We cannot guarantee the length of time the FDA will take to review a 510(k) or a PMA submission; nor can we guarantee that the FDA will clear or approve such submissions. If regulatory clearance or approvals are received, additional delays may occur related to manufacturing, distribution, or product labeling. In addition, we cannot assure you that any new or modified medical devices we develop will be eligible for the shorter 510(k) clearance process as opposed to the PMA process. To date, all of our products have qualified for marketing clearance through the 510(k) process. We have no experience in obtaining PMA approvals.

In the member states of the European Union there is a uniform system for the authorization of medical devices. The system of regulating medical devices under the Medical Devices Directive, or MDD, operates by way of a certification for each medical device. Each certificated device is marked with a CE mark which shows that the device has a Certificat de Conformité. There are national bodies, known as Competent Authorities, in each member state that oversee the implementation of the MDD within their jurisdiction.

The means for achieving the requirements for a CE mark vary according to the nature of the device. Under the MDD, our products are required to be assessed by a Notified Body. If a Notified Body of one member state has issued a Certificat de Conformité, the device can be sold throughout the European Union without further conformance tests being required in other member states. Our products, including their design and manufacture, have been certified by the British Standards Institute, or BSI, in the United Kingdom as being compliant with the requirements of European Union law. Consequently, we are entitled to affix a CE mark to our products and their packaging and this gives us the right to sell them in European Union member states. If we fail to maintain compliance with the MDD, our products will no longer qualify for the CE mark and the relevant devices cannot be marketed in the European Union.

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

We have conducted clinical studies with some of our products under an investigational device exemption. Clinical studies must be conducted in compliance with regulations of the FDA and those of regulatory agencies in other countries in which we conduct clinical studies. The data collected from these clinical studies are intended to be used to support a submission to obtain marketing authorizations for these products. There is no assurance that U.S. or foreign regulatory bodies will accept the data from these clinical studies, or that the data would be adequate to support a marketing application, to show that the product meets applicable safety and efficacy standards, or that the applicable regulatory authority will ultimately grant market authorization for these products. Regulatory delays or failures to obtain marketing authorizations, including 510(k) clearances and PMA approvals, could disrupt our business, harm our reputation, and adversely affect our sales.

Modifications to our products may require new regulatory clearances or approvals or may require us to recall or cease marketing our products until clearances or approvals are obtained.

Modifications to our products may require the submission of new 510(k) notifications, PMA applications, or other documents. If a modification is implemented to address a safety concern, we may also need to initiate a recall or cease distribution of the affected device. In addition, if the modified devices require the submission of a 510(k) or PMA and we distribute such modified devices without a new 510(k) clearance or PMA approval, we may be required to recall or cease distributing the devices. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a premarket submission and if it does, whether the submission should be a new PMA, PMA supplement, or 510(k). A marketing submission is not required for a modification that a manufacturer determines does not significantly affect safety or efficacy and does not represent a major change in its intended use. However, the FDA can review a manufacturer’s decision and may disagree. The FDA may also on its own initiative determine that clearance of a new 510(k) or approval of a new PMA submission is required. We have made modifications to our products in the past and may make additional modifications in the future that we believe do not or will not require clearance of a new 510(k) or approval of a new PMA. If we begin manufacture and distribution of the modified devices and the FDA later disagrees with our determination and requires the submission of a new 510(k) or PMA for the modifications, we may also be required to recall the distributed modified devices and to stop distribution of the modified devices, which could have an adverse effect on our business. If the FDA does not clear or approve the modified devices, we may need to redesign the devices, which could also harm our business. When a device is marketed without a required clearance or approval, the FDA has the authority to bring an enforcement action, including injunction, seizure and, in egregious circumstances, criminal prosecution. The FDA considers such additional actions generally when there is a serious risk to public health or safety and the company’s corrective and preventive actions are inadequate to address the FDA’s concerns.

If a manufacturer determines that a modification to an FDA-cleared device could significantly affect its safety or effectiveness, or would constitute a major change in its intended use, then the manufacturer must seek and obtain clearance of a new 510(k) or, if applicable, an approval of a new PMA or PMA Supplement. Where we determine that modifications to our products require clearance of a new 510(k) or approval of a new PMA or PMA Supplement, we may not be able to obtain those additional clearances or approvals for the modifications or additional indications in a timely manner, or at all. For those products sold in the European Union, we must notify BSI, our European Union Notified Body, if significant changes are made to the products or if there are substantial changes to our quality assurance systems affecting those products. Delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

The FDA is reviewing the 510(k) process and could change the criteria to obtain clearance which could affect our ability to obtain timely reviews and increase the resources needed to meet new criteria.

Over the past several years, concerns have been raised about whether the 510(k) program optimally achieves its intended goals. In light of these concerns, the FDA commissioned the Institute of Medicine, or IOM, to conduct an independent review of the program and, if necessary, to recommend administrative, regulatory, and/or statutory changes. Given that the IOM study is not expected to conclude until March 2011, the FDA has also convened an internal 510(k) Working Group to recommend possible actions that the FDA could take in the short term to strengthen the program, and to identify longer term options the FDA could consider to strengthen the 510(k) review process. To this end, the FDA held a public meeting entitled “Strengthening the Center for Devices and Radiological Health’s 510(k) Review Process” on February 18, 2010.

If the FDA makes changes to the 510(k) program, we may be required to prepare and submit more data and information than is currently required, which could require additional resources and more expense, require more time to prepare a submission, and result in a longer review period by the FDA. Such changes could adversely affect our business.

We are subject to federal, state, and foreign healthcare laws, and changes to such laws could adversely affect our business and results of operations.

In an effort to contain rising healthcare costs, the U.S. federal government and state governments are considering a number of comprehensive reform proposals that could significantly affect the payment for, and the availability of, healthcare services. Many of these proposals include fundamental changes to federal and state healthcare reimbursement programs. For instance, in 2009, the U.S. House of Representatives and the U.S. Senate adopted separate health reform proposals designed to expand access to affordable health insurance coverage and reduce federal spending on health care. In addition to establishing insurance purchasing “exchanges,” providing insurance subsidies, and expanding Medicaid eligibility, the House version would create a government-run health insurance option to compete with private plans. Both bills also would significantly reduce reimbursement for Medicare providers, which could result in reduced reimbursement for procedures using our products. The legislation also would impose a tax on manufacturers of medical devices and diagnostic products, to which we may be subject. It is uncertain whether Congress ultimately will enact a health reform bill, nor can we predict at this time the scope or impact of such legislation on the medical device industry in general, or on us in particular. If implemented, however, changes to the current U.S. healthcare laws, including a reduction in Medicare reimbursement rates, the establishment of a public health insurance option with potentially reduced reimbursement compared to private plans, the assessment of taxes on device manufacturers, and other policy changes, could materially and adversely impact our business and financial results. In the meantime, the ongoing uncertainty about federal healthcare reform efforts could have a negative impact on the purchasing decisions of our customers or on healthcare providers who perform procedures using our products. In addition, a number of foreign governments are also considering or have adopted proposals to reform their healthcare systems. Because a significant portion of our revenues from our operations is derived internationally, if significant reforms are made to the healthcare systems in other jurisdictions, our sales and results of operations may be materially and adversely impacted.

If we fail to adequately manage our regulatory responsibilities following the Japanese regulatory approvals, our ability to sell our IVUS products in Japan would be impaired.

We currently market our IVUS products in Japan under two types of regulatory approval known as a SHONIN and a NINSHO. SHONINs for medical devices are issued by Japan’s Ministry of Health, Labour and

Welfare, or MHLW, to a Marketing Authorization Holder, or MAH, who thereafter holds the SHONINs for, or possesses regulatory approval permitting the import of such devices into Japan. NINSHOs for medical devices are issued by MHLW-approved third-party agencies such as BSI-Japan. Under the third-party program, only certain devices are authorized to be reviewed and approved in this manner. Our IVUS imaging consoles fall within this category. We have elected to participate in this program and have received approval for some configurations of our s5 and s5i consoles. The SHONINs for our IVUS products were previously held by Fukuda Denshi, the MAH for our IVUS products, who acted as our importer. Fukuda Denshi is one of our Japanese distributors and has been responsible for our regulatory compliance in Japan. Until June 1, 2006, we did not have the authority to import or sell our IVUS products directly in Japan, and we were dependent on Fukuda Denshi to do so. The SHONINs for our rotational IVUS and FM products were previously held by Goodman, the MAH for our rotational IVUS and FM products, who acted as our importer, was one of our Japanese distributors and had been responsible for our regulatory compliance in Japan. Until June 30, 2008, we did not have the authority to import or sell our rotational IVUS and FM products directly in Japan, and we were dependent on Goodman to do so.

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

In April 2005, Japan changed the law regarding medical device approvals to require that SHONINs include additional information beyond what had been required in the past, including information about manufacturing processes, shipping and raw materials used. Companies are not required by the revised law to withdraw their existing SHONINs, and the revised law states that SHONINs approved under the prior law will still be considered valid. However, importers marketing products in Japan must update their SHONINs within a five-year timeframe, and the updates are expected to include the additional information required by the revised law.

These new regulations increase the regulatory and quality assurance requirements for both our manufacturing facilities and our efforts in obtaining and maintaining regulatory approvals in Japan. While parts of the new regulations are still being defined, we expect that the new regulations may result in higher costs and delays in securing approval to market our products in Japan.

We filed new SHONIN applications for our IVUS catheters in 2009 and expect to file several new SHONIN applications for said products in 2010. We may decide to file such new SHONIN applications at a time that is deemed advantageous. This new filing will comply with the new law which encompasses design, manufacturing, shipping and quality processes. In connection with the new law and regulations, the required content of the product approval application were greatly expanded. With the existing SHONINs, we relied on Fukuda Denshi’s and Goodman’s regulatory expertise that the product approval applications appropriately reflected our devices and therefore were in compliance with the law at the time as well as the assessment regarding continuing compliance with the law over the years. We are now the MAH for our phased-array and rotational IVUS and FM products and have full responsibility for their continued legal compliance in Japan.

We cannot guarantee that the Japanese regulatory authorities will not take a different view of compliance with the existing SHONINs and conclude that because the new laws require inclusion of new information, we must cease marketing or even recall our phased-array and rotational IVUS and FM catheters until we have updated, and received approval of, our SHONIN to include the additional information required by the new law. Alternatively, the Japanese regulatory authorities could disagree with our distributor’s past conclusions and determine that we should have disclosed this information in the earlier SHONINs that were filed under prior law, and they could require us to cease marketing, recall the product, or impose other regulatory penalties. In the event that the Japanese regulatory authorities come to such a conclusion and take corrective action, our business will suffer from lost revenue, lost reputation and lost market share.

If we or our suppliers fail to comply with the FDA’s Quality System Regulation or ISO Quality Management Systems, manufacturing of our products could be negatively impacted and sales of our products could suffer.

Our manufacturing practices must be in compliance with the FDA’s 21 CFR Part 820 Quality System Regulation, or QSR, which governs the facilities, methods, controls, procedures, and records of the design, manufacture, packaging, labeling, storage, shipping, installation, and servicing of our products intended for human use. We are also subject to similar state and foreign requirements and licenses, including the MDD—93/42/EEC and the ISO 13485 Quality Management Systems, or QMS, standard applicable to medical devices. In addition, we must engage in regulatory reporting in the case of potential patient safety risks and must make available our manufacturing facilities, procedures, and records for periodic inspections and audits by governmental agencies, including the FDA, state authorities and comparable foreign agencies. If we fail to comply with the QSR, QMS, or other applicable regulations and standards, our operations could be disrupted and our manufacturing interrupted, and we may be subject to enforcement actions if our corrective and preventive actions are not adequate to ensure compliance.

Failure to take adequate corrective action in response to inspectional observations or any notice of deficiencies from a regulatory inspection or audit could result in any one or more of the following actions, including partial or total shut-down of our manufacturing operations unless and until adequate corrections are implemented, voluntary or FDA-ordered recall, FDA seizure of affected devices, court-ordered injunction or consent decree that could impose additional regulatory oversight and significant requirements and limitations on our manufacturing operations, significant fines, suspension or withdrawal of marketing clearances and approvals, and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our products and cause our revenue to decline.

We were inspected by the FDA in 2004, 2006, and 2009. The 2004 inspection resulted in two inspectional observations on Form FDA 483, which we promptly and adequately addressed. The 2006 inspection resulted in three inspectional observations on Form FDA 483, which we promptly and adequately addressed. The 2009 inspection resulted in one observation on Form FDA 483 which was annotated as corrected during the inspection. We believe that we have adequately completed all necessary evaluation of, and implementation of adjustments to, the affected processes. The FDA has acknowledged our responses to the audits and has indicated that the corrective actions should adequately address the inspectional observations. We are due for another FDA inspection in approximately 2011; however, the FDA has the right to make unannounced inspections of our manufacturing facility at any time. We are not aware of, nor have we received notice of, any pending investigation or regulatory deficiency.

We were audited by the European Union Notified Body in December 2005, February 2007, June 2007, October 2007, and June 2008, June 2009 and July 2009. No major nonconformities were reported in the December 2005, February 2007, October 2007, June 2008, June 2009 and July 2009 audits. As a result of the audit in June 2007, one major nonconformity was identified. A corrective action plan was submitted to, and accepted by, the European Union Notified Body. As a result, continued ISO 13485:2003 certification was granted. The certification was subject to biannual assessments until April 2008 to reassess the corrective actions. After the June 2008 audit, which resulted in no major nonconformities and nine minor nonconformities, the European Union Notified Body agreed to switch from biannual to annual audits. The June 2009 audit resulted in one minor nonconformity and the July 2009 bi-annual microbiology audit resulted in no nonconformities. The full recertification audit is scheduled for April 2010. The European Union Notified Body has the right to make unannounced audits of our manufacturing facility. We believe that we have taken sufficient corrective actions to address the observations and non-conformities noted by the FDA and the European Union Notified Body, but there can be no assurance that our actions in the future will satisfy the FDA, the European Union Notified Body, or other regulatory agencies. These regulatory agencies may impose additional inspections or audits at any time which may conclude that our quality system is noncompliant with applicable regulations and standards. Such findings could potentially disrupt our business, harm our reputation and adversely affect our sales.

We were audited by Japan’s Pharmaceutical & Medical Device Administration, or PMDA, in December 2009. The purpose of this audit was to evaluate the Good Manufacturing Compliance (GMP) application section of currently pending SHONIN (approval) applications for phased array and rotational IVUS products. The PMDA issued two observations as a result of the audit. The formal communication of the observations was received in January 2010 and the response shall be submitted to the PMDA in February 2010.

Our products may in the future be subject to product recalls or voluntary market withdrawals that could harm our reputation, business and financial results.

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture that could affect patient safety. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious adverse health consequences or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found or suspected. A government-mandated recall or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other issues. Recalls, which include corrections as well as removals, of any of our products would divert managerial and financial resources and could have an adverse effect on our financial condition, harm our reputation with customers, reduce our ability to achieve expected revenues, and negatively affect our stock price.

We are required to comply with medical device reporting, or MDR, requirements and must report certain malfunctions, deaths, and serious injuries associated with our products, which can result in voluntary corrective actions or agency enforcement actions.

Under the FDA MDR regulations, medical device manufacturers are required to submit information to the FDA when they receive a report or become aware that a device has or may have caused or contributed to a death or serious injury or has or may have a malfunction that would likely cause or contribute to death or serious injury if the malfunction were to recur. All manufacturers placing medical devices on the market in the European Union are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the Competent Authority in whose jurisdiction the incident occurred. Were this to happen to us, the relevant Competent Authority would file an initial report, and there would then be a further inspection or assessment if there are particular issues. This would be carried out either by the Competent Authority or it could require that the BSI, as the Notified Body, carry out the inspection or assessment.

Malfunction of our products could result in future voluntary corrective actions, such as recalls, including corrections, or customer notifications, or agency action, such as inspection or enforcement actions. Such malfunctions have been reported to us in the past. No injury to patients related to such malfunctions has been reported to us, but we can make no assurance that there will be no reports about past malfunctions or that any future malfunction would not result in harm to patients. Upon learning of the malfunctions, we have taken all actions required by law and notified the appropriate regulatory authorities, including the FDA. While we investigated each of the incidents and believe we have taken the necessary corrective and preventive actions, we cannot guarantee that similar or different malfunctions will not occur in the future. If malfunctions do occur, we cannot guarantee that we will be able to correct the malfunctions adequately or prevent further malfunctions, in which case we may need to cease manufacture and distribution of the affected devices, initiate voluntary recalls, and redesign the devices; nor can we ensure that regulatory authorities will not take actions against us, such as ordering recalls, imposing fines, or seizing the affected devices. If someone is harmed by a malfunction or by product mishandling, we may be subject to product liability claims. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

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

We may be subject to federal, state and foreign healthcare fraud and abuse laws and regulations, and a finding of failure to comply with such laws and regulations could have a material adverse effect on our business.

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

Our financial relationships with healthcare providers and others who provide products or services to federal healthcare program beneficiaries or are in a position directly or indirectly to recommend or arrange for use of our products are potentially governed by the federal anti-kickback statute and similar state laws, as well as laws in foreign jurisdictions. If our past or present operations, including our consulting arrangements with physicians who use our products, are found to be in violation of these laws, we or our officers may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from

Medicare and Medicaid program participation. In connection with their services, some physicians serve as consultants and have in the past been awarded options to purchase our common stock. As of December 31, 2009, 90,906 shares of common stock have been purchased in connection with the exercise of these options and options to purchase 27,272 shares of common stock remain outstanding, vested and exercisable. Additionally, some physicians are paid consulting fees or reimbursed for expenses. In October 2008, we received a letter from Senator Charles E. Grassley, ranking member of the U.S. Senate Committee on Finance and Senator Herb Kohl, Chairman, U.S. Senate Special Committee on Aging, requesting information regarding payments made to the Cardiovascular Research Foundation, Columbia University and certain affiliated physicians. Additionally, the letter requests information regarding the COURAGE trial. We have responded to the request. While we believe that the pending inquiry is not likely to have a material adverse effect on our business or financial condition, similar investigations by other state agencies or governmental agencies are possible, and we cannot assure you that the costs of defending or resolving those investigations or proceedings would not have a material adverse effect on our financial condition, results of operations and cash flows. If an enforcement action were to occur, our business and financial condition would be harmed.

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

We do not believe that we are now subject to state or federal physician self-referral laws, but changes in federal or state legislation or regulatory interpretations could occur. Federal physician self-referral legislation (commonly known as the “Stark Law”) prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member has any financial relationship with the entity. The Stark Law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral, and any person collecting any amounts in connection with an unlawful referral is obligated to refund such amounts. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $100,000 for each such arrangement or scheme. The penalties for violating the Stark Law also include civil monetary penalties of up to $15,000 per referral and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Various states have corollary laws to the Stark Law, including laws that require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Both the scope of and exceptions to such laws vary from state to state. In addition, healthcare reform legislation proposed by the House and Senate would require medical device manufacturers, including us, to report and disclose a broad range of payments to physicians. Several states have adopted such reporting requirements, and additional states may adopt similar laws in the future. Voluntary industry guidelines also have been established regarding device manufacturer financial arrangements with health care professionals. There can be no assurances that such reporting and disclosure requirements will not impact our consulting arrangements or impose additional costs on our company.

We could also be subject to investigation and enforcement activity under Title II of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created two new federal crimes. A healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A false statements statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement or representation in connection with the delivery of or payment for healthcare benefits, items, or services. A violation of these statutes is a felony and could result in fines, imprisonment or exclusion from government-sponsored programs. Additionally, HIPAA granted expanded enforcement authority to the Department of Health and Human Services and the U.S. Department of Justice and provided enhanced resources to support investigative and enforcement activities by governmental entities regarding fraud and abuse violations relating to healthcare delivery and payment. Legislation, the Fraud Enforcement and Recovery Act of 2009, also was enacted in 2009 that further expands the scope of False Claims Act liability, facilitates whistleblower cases, and expands federal investigative tools in fraud cases. In addition, Congress is considering further expansion of federal fraud statutes as part of its health reform legislation, although it is uncertain at this time whether such legislation will be enacted and, if so, the specific provisions that would be adopted.

We also are subject to foreign fraud and abuse laws, which vary by country. For instance, in the European Union, legislation on inducements offered to physicians and other healthcare workers or hospitals differ from country to country. Breach of the laws relating to such inducements may expose us to the imposition of criminal sanctions. It may also harm our reputation, which could in turn affect sales.

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

To date, our products have generally been covered as part of procedures for which reimbursement has been available. However, in the U.S., as well as in foreign countries, government-funded programs (such as Medicare and Medicaid) or private insurance programs, together commonly known as third-party payors, pay the cost of a significant portion of a patient’s medical expenses. Coverage of and reimbursement for medical technology can differ significantly from payor to payor.

All third-party coverage and reimbursement programs, whether government funded or insured commercially, whether inside the U.S. or outside, are developing increasingly sophisticated methods of controlling healthcare costs, through such mechanisms as limitations on covered items and services, prospective reimbursement, capitated payments, bundling of reimbursement for multiple services into a single payment, comparative effectiveness reviews, group purchasing, redesign of benefits, second opinions required prior to major surgery, careful review of bills, encouragement of healthier lifestyles and exploration of more cost-effective methods of delivering healthcare. Cost-containment programs adopted by third-party payers, including legislative and regulatory changes to coverage and reimbursement policies, could potentially limit the amount which healthcare providers are willing to pay for medical devices, which could adversely impact our business.

We believe that future coverage of and reimbursement for our products may be subject to increased restrictions both in the U.S. and in international markets. Third-party reimbursement and coverage for our products may not be available or adequate in either the U.S. or international markets. Future legislation, regulations, coverage or reimbursement policies adopted by third-party payors may adversely affect the growth of the IVUS and FM markets, reduce the demand for our existing products or our products currently under development, and limit our ability to sell our products on a profitable basis.

We may be subject to health information privacy and security standards that include penalties for noncompliance.

The HIPAA statute and implementation regulations impose stringent requirements on covered entities to safeguard the privacy and security of individually-identifiable health information. Certain of our operations may be subject to these requirements, and we believe we are in compliance with the applicable standards. Penalties for noncompliance with these rules include both criminal and civil penalties. In addition, the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, included in the American Recovery and Reinvestment Act of 2009, expanded federal health information privacy and security protections, including notification requirements for health data security breaches. Regulations to enforce the HITECH Act health information provisions were issued in October 2009. We cannot determine at this time the impact of the new policies on our operations.

Compliance with environmental laws and regulations could be expensive, and failure to comply with these laws and regulations could subject us to significant liability.

We use hazardous materials in our research and development and manufacturing processes. We are subject to federal, state and local regulations governing use, storage, handling and disposal of these materials and associated waste products. We are currently licensed to handle such materials, but there can be no assurance that we will be able to retain these licenses in the future or obtain licenses under new regulations if and when they are required by governing authorities. Although we believe our procedures for use, storage, handling and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials, and we may incur liability as a result of any such contamination or injury. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources and any applicable insurance. We have also incurred and may continue to incur expenses related to compliance with environmental laws. Such future expenses or liability could have a significant negative impact on our business, financial condition and results of operations. Further, we cannot assure that the cost of compliance with these laws and regulations will not materially increase in the future. We may also incur expenses related to ensuring that our operations comply with environmental laws related to our operations, and those of prior owners or operators of our properties, at current or former manufacturing sites where operations have previously resulted in spills, discharges or other releases of hazardous substances into the environment. The U.S. environmental laws which we believe are, or may be, applicable include the Resource Conservation and Recovery Act, or RCRA, as amended by the Hazardous and Solid Waste Amendments of 1984 and the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA. These laws regulate the management and disposal of wastes, provide for the investigation and remediation of contaminated land and groundwater resources and establish a pollution prevention program. In addition, various states have implemented environmental protection laws which are the counterparts of CERCLA and/or RCRA in the jurisdiction where the Company had or maintains facilities (e.g. California). These laws may give rise to liability (including strict liability, or liability without fault, and cleanup responsibility) to governmental entities or private parties under these federal, state or local environmental laws, as well as under common law. For example, we could be held strictly liable under CERCLA for contamination of property that we currently or formerly owned or operated without regard to fault or whether our actions were in compliance with law at the time. Our liability could also increase if other responsible parties, including prior owners or operators of our facilities, fail to complete their clean-up obligations or satisfy indemnification obligations to us.

The European Union has enacted two linked environmental measures, the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, or RoHS, and the Waste Electrical and Electronic Equipment, or WEEE, directives. The RoHS directive prohibits the use of certain levels of six substances, including lead, mercury, cadmium and hexavalent chromium, in specified products placed on the market after July 1, 2006. Currently, the RoHS directive does not cover medical devices but it is possible that it may be amended to include such products and it is open to member states of the European Union to extend within their particular jurisdiction the list of products covered by the directive. In anticipation of a relevant directive amendment or an extension in individual member states, and under the company’s environmental policy, the company is working to ensure its compliance with the requirements of directive and that may involve incurring substantial costs to change our manufacturing processes, redesign or reformulate, and obtain substitute components for our products. We may also incur significant inventory write-downs if certain components held in inventory become unusable because they are not RoHS-compliant. If we fail to ensure RoHS compliance for certain products in the event of relevant changes in the law, we will not be able to offer our products within the European Union and if in breach we may be subject to civil or criminal liabilities.

The WEEE directive obligates parties that place electrical and electronic equipment onto the market in the European Union to clearly mark the equipment, register with and report to European Union regulators regarding distribution of the equipment, and provide a mechanism to recover and properly dispose of the equipment. The directive covers medical devices. We believe that our procedures in the European Union comply with the provisions of the WEEE directive. Compliance involves incurring ongoing expenses and those expenses could increase if compliance with the directive become more onerous. Penalties for failure to comply with the WEEE Directive differ across the European Union and come under two headings: failure to register and non-compliance. Those failing to register generally are subject to a fine and non-compliant products are either blocked or taken off the market.

The European Union has also enacted the Registration, Evaluation, Authorisation & Restriction of Chemicals, or REACH, directive which requires registration with and notification to the European Chemicals Agency and the provision of information to customers if products placed on the market in the European Union exceed criteria related to the weight and release rate of certain chemicals. The products we produce and import into the European Union currently do not exceed these limits. Should the criteria change, we would incur additional costs in ensuring compliance.

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

Our success depends significantly on our ability to protect our intellectual property and proprietary technologies. Our policy is to obtain and protect our intellectual property rights. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our pending U.S. and foreign patent applications may not issue as patents or may not issue in a form that will be advantageous to us. Among other reasons, for example, the U.S. Supreme Court and other courts have issued and continue to issue opinions that may affect the scope of or whether we will be able to obtain patent protection. Any patents we have obtained or will obtain may be challenged by re-examination, opposition or other administrative proceeding, or in litigation. Such challenges could result in a determination that the patent is invalid. In addition, competitors may be able to design alternative methods or devices that avoid infringement of our patents. To the extent our intellectual property protection offers inadequate protection, or is found to be invalid, we are exposed to a greater risk of direct competition. If our intellectual property does not provide adequate protection against our competitors’ products, our competitive position could be adversely affected, as could our business. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S.

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

We expect to enter new product fields, such as IVUS guided therapies, FL.IVUS, and OCT imaging, in the future. Entering such additional fields may subject us to claims of infringement. Defending any infringement claims would be expensive and time consuming.

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

The market price of our common stock could be subject to significant fluctuation. Factors that could cause volatility in the market price of our common stock include the following:

•	changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earnings estimates;

•	quarterly variations in our or our competitors’ results of operations;

•	changes in governmental regulations or in the status of our regulatory clearance or approvals;

•	changes in availability of third-party reimbursement in the U.S. or other countries;

•	the announcement of new products or product enhancements by us or our competitors;

•	the announcement of an acquisition or other business combination or strategic transaction;

•	announcements related to patents issued to us or our competitors;

•	the announcement of pending or threatened litigation;

•	sales of large blocks of our common stock, including sales by our executive officers and directors; and

•	general market and economic conditions and other factors unrelated to our operating performance or the operating performance of our competitors.

These factors may materially and adversely affect the market price of our common stock.

Additional equity issuances or a sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

As of December 31, 2009, the holders of a significant number of shares of our common stock may require us, subject to certain conditions, to file a registration statement covering those shares. If any of these stockholders cause a large number of securities to be sold in the public market, the sales could reduce our stock price. In addition, sales of these shares could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Because we may need to raise additional capital in the future to continue to expand our business and develop new products, among other things, we may conduct additional equity offerings. These future equity issuances, together with any additional shares issued or issuable in connection with past or any future acquisitions, would result in further dilution to investors. In particular, under the terms of the merger agreement with CardioSpectra, we have agreed to make additional payments of up to an aggregate of $38 million in the event certain milestones set forth in the merger agreement are achieved. The milestone payments would be payable, at the sole discretion of Volcano, in cash, shares of

Volcano common stock, or a combination of both. The first milestone payments were made to the former CardioSpectra stockholders in January 2010 in the form of 609,360 shares of Volcano common stock and $531,000 of cash. Such shares are transferable in accordance with certain volume, notice and manner of sale restrictions under Rule 144 of the Securities Act of 1933. In addition, we have agreed to file, within 60 days after the first date on which Volcano issues any milestone shares, a registration statement with the Securities and Exchange Commission registering those shares for resale.

No prediction can be made regarding the number of shares of our common stock that may be issued or the effect that the future sales of shares of our common stock will have on the market price of our shares.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of December 31, 2009, our directors, officers and principal stockholders each holding more than 5% of our common stock collectively controlled a majority of our outstanding common stock. To the extent our directors, officers and principal stockholders continue to hold a majority of our outstanding common stock, these stockholders, if they act together, would be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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

The following table summarizes our principal facilities under lease as of December 31, 2009, the location and size of each such facility and their designed use.

Location	Purpose	Square Feet (Approximate)	Term	Option(s) to renew through
San Diego, California (1)	Principal executive offices, marketing, administrative functions and research and development	31,686	July 2015	July 2018
Rancho Cordova, California	Manufacturing operations and administrative functions	75,626	December 2014	December 2024
Rancho Cordova, California	Research and development, marketing and regulatory operations	33,600	December 2014	December 2019
Rancho Cordova, California	Production distribution operations	12,960	December 2014	December 2024
Rancho Cordova, California	Shipping and receiving, quality inspection, systems refurbishment	13,705	December 2014	December 2024
Billerica, Massachusetts	Axsun operations, research and development	64,784	October 2014	October 2019
Zaventem, Belgium	Europe administrative functions, sales and product distribution	11,874	December 2011	n/a
Tokyo, Japan	Japan sales operations and administrative functions	9,752	January 2012	n/a

(1)	The square feet, term and renewal options reflect the terms of a lease agreement executed in January 2010. As of December 31, 2009, we had 22,000 square feet under lease through July 31, 2009.

We also lease facilities in San Antonio, Texas; Forsyth County, Georgia; Andover, Massachusetts; and Cleveland, Ohio for various research and development activities; Alpharetta, Georgia and Woodmead, South Africa for sales administrative activities; and Tokyo, Japan for field service operations. Collectively, these facilities represent approximately 35,000 square feet of space. In connection with the acquisition of Axsun, we lease facilities in Livermore, California for a total of 14,288 square feet through September 2010 that are vacant and not utilized for our operations.

We believe that our current and planned facilities are adequate to meet our needs for the foreseeable future.

Item 3.	Legal Proceedings

The information set forth under Note 4 “Commitments and Contingencies, Litigation” to our consolidated financial statements included in Part II, Item 8 of this Annual Report, is incorporated herein by reference.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We completed our initial public offering on June 15, 2006. Our Common Stock is traded on the NASDAQ Global Market under the symbol “VOLC”. The following table sets forth the high and low sales price of our common stock for the periods indicated.

	Price Range
	Low	High
Year Ended December 31, 2009
First Quarter	$12.51	$16.59
Second Quarter	11.33	14.77
Third Quarter	12.52	17.25
Fourth Quarter	14.20	18.28

Year Ended December 31, 2008
First Quarter	$10.55	$14.69
Second Quarter	11.41	14.92
Third Quarter	11.94	19.50
Fourth Quarter	11.60	18.04

At March 1, 2010, the closing price of our Common Stock on the NASDAQ Global Market was $21.09 per share, and we had 90 stockholders of record.

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

The graph below compares total stockholder return on our common stock from June 15, 2006 (the first day our stock was traded on the NASDAQ Global Market) through December 31, 2009 with the cumulative total return of (a) the NASDAQ Composite Index and (b) the NASDAQ Medical Equipment Index assuming a $100 investment made in each on June 15, 2006. Each of the three measures of cumulative total return assumes reinvestment of dividends, if any. The stock performance shown on the graph below is based on historical data and is not indicative of, or intended to forecast, possible future performance of our common stock.

Equity Compensation Plan Information

Information regarding our equity compensation plans is included in Part III, Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None

Recent Purchase of our Registered Equity Securities

We did not purchase any shares of our common stock during the fourth quarter of 2009.

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

The selected financial data set forth below are derived from our consolidated financial statements. The consolidated statement of operations data for the years ended December 31, 2009, 2008 and 2007, and the consolidated balance sheet data at December 31, 2009 and 2008 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2006 and 2005 and the consolidated balance sheet data at December 31, 2007, 2006 and 2005 are derived from our audited consolidated financial statements which are not included herein.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report (in thousands, except per share data):

	Years Ended December 31,
	2009	2008	2007	2006	2005
Consolidated Statement of Operations Data:
Revenues	$227,867	$171,495	$130,614	$103,048	$91,900
Cost of revenues	91,489	64,293	51,559	41,715	47,843

Gross profit	136,378	107,202	79,055	61,333	44,057

Operating expenses:
Selling, general and administrative	111,598	84,369	62,631	47,614	35,365
Research and development	37,372	26,690	20,315	16,923	15,119
In-process research and development (1)	14,030	12,681	26,188	—	—
Amortization of intangibles	4,224	3,125	3,067	3,117	3,052

Total operating expenses	167,224	126,865	112,201	67,654	53,536

Operating loss	(30,846)	(19,663)	(33,146)	(6,321)	(9,479)
Interest income	756	4,828	5,841	958	458
Interest expense	(5)	(113)	(199)	(4,013)	(5,311)
Exchange rate gain (loss)	2,328	1,809	1,452	1,053	(859)
Other, net	—	54	—	18	—

Loss before provision for income taxes	(27,767)	(13,085)	(26,052)	(8,305)	(15,191)

Provision for income taxes	1,187	620	524	298	70

Net loss	$(28,954)	$(13,705)	$(26,576)	$(8,603)	$(15,261)

Net loss per share—basic and diluted	$(0.60)	$(0.29)	$(0.66)	$(0.41)	$(2.28)

Shares used in calculating basic and diluted net loss per share	48,400	47,376	40,024	21,113	6,693

	At December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash and cash equivalents (1)	$56,055	$100,949	$122,913	$77,738	$15,219
Short-term available-for-sale investments	66,028	48,941	66,205	17,787	—
Working capital	158,668	183,147	210,094	108,908	16,993
Intangible assets, net (2)	11,623	15,636	9,385	11,946	14,645
Total assets	276,734	275,479	266,574	154,725	68,468
Short and long-term debt, including current maturities	160	242	198	1,720	30,350
Convertible preferred stock (3)	—	—	—	—	63,060
Total stockholders’ equity (deficit)	214,815	229,732	232,937	129,182	(49,468)

These historical results are not necessarily indicative of results expected for any future period.

(1)	In December 2007, we paid $25.2 million for the acquisition of CardioSpectra. In May 2008, we paid $12.3 million for the acquisition of Novelis. In December 2008, we paid $21.5 million for the acquisition of Axsun.

(2)	Includes the effects of the Axsun acquisition in December 2008.

(3)	Includes the conversion of all outstanding shares of preferred stock into 18,123,040 shares of our common stock in June 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our products consist of multi-modality consoles which are marketed as stand-alone units or as customized units that can be integrated into a variety of hospital-based interventional surgical suites called catheterization laboratories, or cath labs. We have developed customized cath lab versions of these consoles and are developing additional functionality options as part of our cath lab integration initiative. Our consoles have been designed to serve as a multi-modality platform for our phased array and rotational IVUS catheters, fractional flow reserve, or FFR, pressure wires and Medtronic’s Pioneer reentry device. We are developing additional offerings for integration into the platform, including, forward-looking IVUS, or FL.IVUS, catheters, image-guided therapy catheters and ultra-high resolution Optical Coherence Tomography, or OCT, systems and catheters.

Our IVUS products include single-procedure disposable phased array and rotational IVUS imaging catheters and additional functionality options such as VH IVUS tissue characterization and ChromaFlo stent apposition analysis. Our FM offerings include FM consoles and single-procedure disposable pressure and flow guide wires used to measure the pressure and flow characteristics of blood around plaque enabling physicians to gauge the plaque’s physiological impact on blood flow and pressure.

We also develop and manufacture optical monitors, lasers, and optical engines used in OCT imaging systems as well as micro-optical spectrometers and optical channel monitors used in the telecommunications industry.

We have corporate infrastructure in the U.S., Europe and Japan; direct sales capabilities in the U.S.; and a combination of direct sales capabilities and distribution relationships in our primary international markets, including Japan, Europe, the Middle East, Canada, Asia Pacific and Latin America. Our corporate office is located in San Diego, California. Our worldwide manufacturing and research and development operations are located in Rancho Cordova, California. We also have additional research and development facilities in Cleveland, Ohio, Forsyth County, Georgia and San Diego, California. We have sales offices in Alpharetta, Georgia and Tokyo, Japan; sales and distribution offices in Zaventem, Belgium and Woodmead, South Africa; and third-party distribution facilities in Chiba, Japan and Tokyo, Japan. In addition, we have facilities in

Billerica, Massachusetts for the manufacturing and operations of Axsun Technologies, Inc., or Axsun, our wholly owned subsidiary, and the research and development of OCT and FL.IVUS technology. In June 2009, we implemented a restructuring plan which we expect to complete by March 31, 2010 to close our facility in San Antonio, Texas and consolidate our OCT resources into our Billerica, Massachusetts facility.

We have focused on building our domestic and international sales and marketing infrastructure to market our products to physicians and technicians who perform PCI procedures in hospitals and to other personnel who make purchasing decisions on behalf of hospitals. At December 31, 2009, we had 969 employees worldwide, including 405 manufacturing employees, 265 sales and marketing employees and 120 research and development employees. We sell our products directly to customers in certain European markets and utilize distributors in other European markets, including Spain, Portugal and parts of Italy. Beginning in the third quarter of 2009, we primarily sell our products directly to customers in Japan (see Recent Developments, Direct Sales Strategy in Japan below). We also have direct contractual relationships with Fukuda Denshi Co., Ltd., or Fukuda Denshi, and Johnson & Johnson K.K., Cordis Division, or Johnson & Johnson, through which our IVUS products are distributed in Japan. In certain markets, including the major markets of Asia Pacific, Latin America, Europe, Australia, Africa and the Middle East, we have distributor relationships through which we sell our products. Our distributors are involved in product launch planning, education and training, physician support and clinical trial management.

At December 31, 2009, we had a worldwide installed base of over 5,000 consoles. We intend to grow and leverage this installed base to drive recurring sales of our single-procedure disposable catheters and guide wires. In the year ended December 31, 2009, the sale of our single-procedure disposable catheters and guide wires accounted for $162.5 million, or 76.8% of our medical segment revenues, a $37.1 million, or 29.6% increase from 2008, in which the sale of our single-procedure disposable catheters and guide wires accounted for $125.4 million, or 73.3% of our medical segment revenues.

We manufacture our multi-modality and FM consoles, IVUS catheters and FM guide wires at our facility in Rancho Cordova, California. We use third-party manufacturing partners to produce circuit boards and mechanical sub-assemblies used in the manufacture of our consoles. We also use third-party manufacturing partners for certain proprietary components used in the manufacture of our single-procedure disposable products. We perform incoming inspection on these circuit boards, mechanical sub-assemblies and components, assemble them into finished products, and test the final product to assure quality control.

We completed an underwritten initial public offering on June 15, 2006 that resulted in net proceeds of $54.5 million; an underwritten follow-on offering on December 12, 2006 that resulted in net proceeds to the Company of $66.8 million; and an underwritten follow-on offering on October 23, 2007 that resulted in net proceeds to the company of $122.8 million.

During the second half of 2007 and the first quarter of 2008, we pursued an acquisition with an interventional therapy company. Given the other entity’s complex legal structure, global revenue base and lack of U.S. GAAP financial statements, the due diligence and deal-related costs were significant. We were not able to reach a final definitive agreement and, during the year ended December 31, 2008, we expensed approximately $2.9 million in third-party costs incurred during the due diligence process.

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

On May 15, 2008, we acquired Novelis, Inc., or Novelis, a company with proprietary ultrasonic visualization and therapy technology for minimally invasive diagnostic and therapeutic devices. Our acquisition of Novelis’ proprietary FL.IVUS technology platform is expected to help us build upon our existing suite of products and further enhance our position as an imaging technology leader in the field of interventional medicine by enabling FL.IVUS and associated therapies in the interventional cardiology market. We expect to add these products and capability onto our s5 family of imaging products.

On December 24, 2008, we acquired Axsun Technologies, Inc., a company that develops and manufactures optical monitors for telecommunications, lasers and optical engines used in medical OCT imaging systems and advanced photonic components and sub-systems used in spectroscopy and other industrial applications. We believe Axsun’s proprietary OCT technology will provide us competitive advantages in the invasive imaging sector. Following the Axsun acquisition, we and Axsun were sued by LightLab Imaging, Inc., or LightLab, (see Note 4 “Commitments and Contingencies, Litigation” to our consolidated financial statements for more information regarding our dispute with LightLab).

Our revenues have increased from $130.6 million in 2007 to $171.5 million in 2008 and to $227.9 million in 2009. Our operating loss was $33.1 million in 2007, which included a $26.2 million charge related to in-process research and development acquired as part of the acquisition of CardioSpectra. Our operating loss decreased to $19.7 million in 2008, which included a $12.2 million charge related to in-process research and development acquired as part of the Novelis acquisition. Our operating loss increased to $30.8 million in 2009, which included an $11.0 million charge related to in-process research and development for a milestone of the CardioSpectra acquisition and a $3.0 million charge related to in-process research and development for a milestone of the Novelis acquisition. At December 31, 2009, our accumulated deficit was $133.3 million. Since our inception, we have not been profitable for a full fiscal year.

In the years ended December 31, 2009, 2008 and 2007, 38.9%, 19.4%, and 18.4%, respectively, of our revenues and 21.0%, 15.2%, and 11.5%, respectively, of our operating expenses were denominated in various non-U.S. dollar currencies, primarily the euro and the yen. We expect that a significant portion of our revenue and operating expenses will continue to be denominated in non-U.S. dollar currencies. As a result, we are subject to risks related to fluctuations in foreign currency exchange rates, which could affect our operating results in the future.

Economic conditions have continued to deteriorate significantly in many countries and regions, including without limitation the U.S., and may remain depressed for the foreseeable future. If our customers do not obtain or do not have access to the necessary capital to operate their businesses, or are otherwise adversely affected by the deterioration in national and worldwide economic conditions, this could result in reductions in the sales of our products, longer sales cycles and slower adoption of new technologies by our customers, which would materially and adversely affect our business. In addition, our customers’ and suppliers’ liquidity, capital resources and credit may be adversely affected by the current financial and credit crisis, which could adversely affect our ability to collect on our outstanding invoices and lengthen our collection cycles, or limit our timely access to important sources of raw materials necessary for the manufacture of our consoles and catheters. There can be no assurances that government responses to the disruptions in the financial or credit markets will improve the national and worldwide economic conditions in the near term.

Recent Developments

PROSPECT Study Results. In September 2009, results from the Providing Regional Observations to Study Predictors of Events in the Coronary Tree, or PROSPECT, trial, a natural history study sponsored by Abbott Vascular, a division of Abbott Laboratories, and co-funded by us, demonstrated that the measurements made using grayscale and VH IVUS had a statistically significant impact on study participants in determining the likelihood of a particular lesion type to cause a major adverse cardiac event, or MACE. Specifically, the highest risk PROSPECT plaque type, VH Thin Cap Fibroatheromas, or VH-TCFAs, with a minimum lumen area of less than or equal to 4mm2 and plaque burden greater than or equal to 70% were identified as having a 17.2% chance of causing a MACE within three years. We believe the results of the PROSPECT study demonstrate that VH IVUS has positive predictive value to identify high-risk plaques which supports more stenting in lesions not currently stented and negative predictive value to identify low-risk plaques which reduces stenting for those particular lesions. We believe this negative predictive value enables more targeted procedures and will contribute to the further adoption of our IVUS products.

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

Direct Sales Strategy in Japan. Historically, we sold our products in Japan primarily through distributors. During the third quarter of 2009, we accelerated our direct sales strategy, our efforts to place and sell our products directly through an internal sales force, in Japan and we formally ended our distribution relationship with Goodman. On July 8, 2009, we entered into a Distributor Termination Agreement, or Termination Agreement, with Goodman that terminated certain agreements between us and Goodman effective August 31, 2009, and provided for the transition of the distribution of Volcano products in Japan to Volcano Japan Co. Ltd., or Volcano Japan. We believe that the termination of this relationship enables us to provide more focused service and support to the Japanese market, creates more favorable economics, including higher operating margins on the sale of Volcano products in Japan, and provides the ability for us to direct our own sales and marketing initiatives in Japan. Under the Termination Agreement, we paid Goodman 350 million Japanese yen and consumption tax (a total of approximately $3.9 million) during the third quarter of 2009 and Goodman transferred and delivered consoles owned by Goodman to us. In addition, we recorded approximately $3.7 million in expense related to commissions we agreed to pay Goodman as part of the transition plan. These commissions were paid on various dates through 2009 and the final payment was made during January 2010. As a result of the termination, we have incurred additional expenses sooner than initially planned. Our efforts to successfully implement a direct sales strategy in Japan or the failure to achieve our sales objectives in Japan may adversely impact our revenues, results of operations and financial condition. For additional information regarding the risks of our Goodman termination, see “Risk Factors—If our transition to a direct sales force in Japan is not successful, then our business and results of operations may be materially and adversely affected.” The aforementioned amounts related to the Termination Agreement have been converted to U.S. dollars from Japanese yen based on exchange rates in effect in August 2009, except for the commission expense which was converted using actual exchange rates in effect during the period.

Financial Operations Overview

The following is a description of the primary components of our revenue and expenses.

Revenues. We derive our revenues from two reporting segments: medical and telecommunications, or telecom. Our medical segment represents our core business, in which we derive revenues primarily from the sale of our consoles and single-procedure disposables. Our telecom segment derives revenues related to the sales of Axsun’s micro-optical spectrometers and optical channel monitors to telecommunication companies. In the year ended December 31, 2009, we generated $227.9 million of revenues which is composed of $211.7 million from our medical segment and $16.2 million from our telecom segment. We experienced increases in revenues related to IVUS and FM single-procedure disposables from 2009 compared with 2008, while console sales remained relatively flat year over year. In the year ended December 31, 2009, 18.6% of our medical segment revenues were derived from the sale of our consoles, as compared with 23.4% in the year ended December 31, 2008. In the year ended December 31, 2009, IVUS single-procedure disposables accounted for 62.1% of our medical segment revenues, compared to 63.2% in 2008, while in the year ended December 31, 2009, 14.7% of our medical segment revenues were derived from the sale of our FM single-procedure disposables, as compared with 10.2% in the year ended December 31, 2008. Other revenues consist primarily of service and maintenance revenues, shipping and handling revenues, sales of distributed products, spare parts sales, and license fees. Goodman accounted for less than 10%, 14.4%, and 18.0% of our revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

We expect to continue to experience variability in our quarterly revenues from console sales due in part to the timing of hospital capital equipment purchasing decisions. Further, we expect variability of our revenues based on the timing of our new product introductions, which may cause our customers to delay their purchasing decisions until the new products are commercially available. Alternatively, we may include in our arrangements with customers future deliverables, such as unspecified hardware upgrades or training. In these cases, we would be required to defer associated revenues from these customers until we have met our future deliverables obligation.

Our medical segment sales in the U.S. are generated by our direct sales representatives and our products are shipped to hospitals throughout the U.S. from our facilities in Rancho Cordova, California and Billerica, Massachusetts. Our medical segment international sales are generated by our direct sales representatives or through independent distributors and are shipped throughout the world from our facilities in Rancho Cordova, California; Billerica, Massachusetts; Zaventem, Belgium; Chiba, Japan; Tokyo, Japan; and Woodmead, South Africa. Our telecom segment sales are generated by our direct sales representatives or through independent distributors and these products are shipped to telecommunications companies domestically and abroad from our facility in Billerica, Massachusetts.

Cost of Revenues. Cost of revenues consists primarily of material costs for the products that we sell and other costs associated with our manufacturing process, such as personnel costs, rent, depreciation and utilities. In addition, cost of revenues includes depreciation of company-owned consoles, royalty expenses for licensed technologies included in our products, service costs, provisions for warranty, distribution, freight and packaging costs and stock-based compensation expense. We expect our gross margin for IVUS and FM products to improve over time if we are successful in our ongoing efforts to streamline and improve our manufacturing processes and increase production volumes. We expect our overall gross margins to decrease due to the acquisition of Axsun and the lower gross margin generated by their product lines.

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

In December 2007, we acquired the OCT project in connection with our acquisition of CardioSpectra, which was valued at $26.3 million. In-vivo testing and regulatory approval remained to be completed as of the acquisition date at an estimated cost of $7.2 million. In December 2009, we achieved a milestone specified in the CardioSpectra merger agreement related to the receipt of CE mark regulatory approval and $11.0 million became payable by us to the former stockholders of CardioSpectra. Although we have received CE mark approval for a preliminary version of our OCT product, this version is not intended to be commercialized. We believe there is significant incremental effort and costs that must be incurred to complete a product that is suitable for commercialization and there is significant risk that a commercializable product may not result from our efforts. As of December 31, 2009, we estimate that we will incur $7.2 million of additional costs in order to complete the OCT project for a total of approximately $15.4 million. The OCT project was originally expected to be commercialized by late 2008, however the OCT project was at an earlier stage of development than our initial assessment indicated. As of December 31, 2009, commercialization is not expected until early 2011. Accordingly, we have recorded $11.0 million to IPR&D expense related to the milestone for the year ended December 31, 2009. Additional milestone payments of up to $27.0 million may be paid in connection with successful and timely regulatory approvals and commercialization.

If the OCT project is not completed in a timely manner, such as if we experience delays associated with significant design changes that result from unsuccessful human trials or discoveries during human trials, we may jeopardize a potential competitive position, experience difficulties in obtaining our forecasted revenues and associated market share and we may not be required to pay some or all of the milestone payments.

In May 2008, we acquired the FL.IVUS project in connection with our acquisition of Novelis, which was valued at $12.2 million. In-vivo testing and regulatory approval protocols remained to be completed for the FL.IVUS project as of the acquisition date, at an estimated cost of $3.9 million. In December 2009, we recorded $3.0 million of additional IPR&D expense related to the probable achievement of a regulatory approval for the FL.IVUS project. This represents a contractual milestone payment to be made to the former stockholders of Novelis. We expect to receive this regulatory approval in the first quarter of 2010. However, we believe there is significant incremental effort and costs that must be incurred to complete a product that is suitable for commercialization. As of December 31, 2009, we estimate that we will incur $4.5 million of additional costs in order to commercialize the first product using FL.IVUS for a total of $8.2 million. We originally expected the FL.IVUS project to receive regulatory approvals and be commercialized during 2009. As of December 31, 2009, the project was behind schedule by approximately one year.

If the FL.IVUS project is not completed in a timely manner, such as if we experience delays associated with significant design changes that result from unsuccessful human trials or discoveries during human trials, we may jeopardize our competitive position and experience a potential loss of revenues and associated market share and we may not be required to pay the milestone payment.

In November 2008, we acquired an IPR&D project in connection with our acquisition of Impact Medical Technologies, LLC, a minor acquisition, valued at approximately $300,000.

The following table summarizes our significant IPR&D projects (in millions):

			Costs Incurred Since Acquisition	Estimated Cost to Complete, as of December 31, 2009	Total Estimated Costs to Complete since Acquisition Date
	As of Acquisition Date
Project Name	Fair Value	Estimated Cost to Complete
OCT	$26.3	$7.2	$8.2	$7.2	$15.4
FLIVUS	12.2	3.9	3.7	4.5	8.2

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

Interest Expense. Interest expense is comprised primarily of interest expense on capital lease obligations.

Exchange Rate Gain. Exchange rate gain is comprised of foreign currency transaction and remeasurement gains and losses, net, and the effect of changes in value and net settlements of our foreign exchange forward contracts.

Provision for Income Taxes. Provision for income taxes is comprised of state, local and foreign income taxes.

We have evaluated our ability to fully utilize the net deferred tax assets on an individual jurisdiction basis. For those jurisdictions in which we believe there is sufficient uncertainty surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance and no current benefit has been recognized for the net operating loss and other deferred tax assets. Accordingly, deferred tax asset valuation allowances have been established at December 31, 2009 and 2008 to reflect these uncertainties. Our federal net operating loss carryforwards begin to expire in 2020 and our state net operating loss carryforwards begin to expire in 2012. Foreign net operating losses carry forward indefinitely. We also have federal research and experimentation tax credits, which begin to expire in 2022, and state research and experimentation tax credits, which carry forward indefinitely.

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 presented in both absolute dollars (in thousands) and as a percentage of revenues:

	Years Ended December 31,
	2009		2008		2007
Revenues	$227,867	100.0%	$171,495	100.0%	$130,614	100.0%
Cost of revenues	91,489	40.2	64,293	37.5	51,559	39.5

Gross profit	136,378	59.8	107,202	62.5	79,055	60.5
Operating expenses:
Selling, general and administrative	111,598	48.9	84,369	49.2	62,631	48.0
Research and development	37,372	16.4	26,690	15.6	20,315	15.6
In-process research and development	14,030	6.1	12,681	7.4	26,188	20.0
Amortization of intangibles	4,224	1.9	3,125	1.8	3,067	2.3

Total operating expenses	167,224	73.3	126,865	74.0	112,201	85.9

Operating loss	(30,846)	(13.5)	(19,663)	(11.5)	(33,146)	(25.4)
Interest income	756	0.3	4,828	2.8	5,841	4.5
Interest expense	(5)	—	(113)	(0.1)	(199)	(0.2)
Exchange rate gain	2,328	1.0	1,809	1.1	1,452	1.1
Other, net	—	—	54	0.1	—	—

Loss before provision for income taxes	(27,767)	(12.2)	(13,085)	(7.6)	(26,052)	(19.9)
Provision for income taxes	$1,187	0.5	$620	0.4%	$524	0.4%

Net loss	$(28,954)	(12.7)%	$(13,705)	(8.0)%	$(26,576)	(20.3)%

The following table sets forth our revenues by segment and product expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Years Ended December 31,			Percentage Change
	2009	2008	2007	2008 to 2009	2007 to 2008
Medical segment:
Consoles	$39,438	$40,068	$28,911	(1.6)%	38.6%
Single-procedure disposables:
IVUS	131,360	107,963	85,538	21.7	26.2
FM	31,125	17,388	12,260	79.0	41.8
Other	9,770	5,498	3,905	77.7	40.8

Sub-total medical segment	211,693	170,917	130,614	23.9	30.9
Telecom segment	16,174	578	—	2,698.3	n/a

	$227,867	$171,495	$130,614	32.9%	31.3%

The following table sets forth our revenues by geography expressed as dollar amounts (in thousands) and the changes in revenues in the specified periods expressed as percentages:

	Years Ended December 31,			Percentage Change
	2009	2008	2007	2008 to 2009	2007 to 2008
Revenues (1):
United States	$110,502	$87,513	$66,411	26.3%	31.8%
Japan	47,609	43,582	35,186	9.2	23.9
Europe, the Middle East and Africa	52,339	33,197	23,995	57.7	38.3
Rest of world	17,417	7,203	5,022	141.8	43.4

	$227,867	$171,495	$130,614	32.9	31.3

(1)	Revenues are attributed to geographies based on the location of the customer, except for shipments to original equipment manufacturers, which are attributed to the country of the origin of the equipment distributed.

Comparison of Years Ended December 31, 2009 and 2008

Revenues. Revenues increased $56.4 million, or 32.9%, to $227.9 million in the year ended December 31, 2009, as compared to revenues of $171.5 million in the year ended December 31, 2008. In the year ended December 31, 2009, revenues related to IVUS single-procedure disposables increased $23.4 million, or 21.7%, as compared to the year ended December 31, 2008, while revenues related to FM single-procedure disposables increased $13.7 million or 79.0% in the year ended December 31, 2009 as compared to the year ended December 31, 2008. Revenues related to console sales in the year ended December 31, 2009 were relatively flat as compared to the same period last year, as increases in console placements were partially offset by shifts in our customer mix. Overall, our revenue increases were driven by an increase in the number of PCIs performed, resulting in increased utilization of our single-procedure disposable products. Additionally, the increases in FM disposable revenues were primarily due to the broader availability of FFR technology as this functionality has been incorporated into our multi-modality console, in conjunction with an increased adoption of the technology based on recent clinical study data. Telecom segment revenues were $16.2 million in the year ended December 31, 2009. We had $578,000 of telecom segment revenues in the year ended December 31, 2008 as we acquired Axsun on December 24, 2008. Other revenues increased $4.3 million, or 77.7%, due primarily to higher service contract and rental revenues and the inclusion of Axsun medical segment revenues in the 2009 period, partially offset by lower sales of distributed products. Increases in revenues were realized across all our key geographic markets.

Cost of Revenues. Cost of revenues increased $27.2 million, or 42.3%, to $91.5 million, or 40.2% of revenues in the year ended December 31, 2009, from $64.3 million, or 37.5% of revenues in the year ended December 31, 2008. Gross margin was 59.8% of revenues in the year ended December 31, 2009, down from 62.5% of revenues in the year ended December 31, 2008. The increase in the cost of revenues was primarily due to higher sales volume. The decrease in gross margin resulted primarily from the addition of lower margin products from Axsun, higher console depreciation and higher field service costs. These unfavorable gross margin impacts were partially offset by a decrease in the production costs of IVUS and FM disposable products due to ongoing cost reduction initiatives and higher manufacturing capacity utilization.

Selling, General and Administrative. Selling, general and administrative expenses increased $27.2 million, or 32.3%, to $111.6 million, or 48.9% of revenues in the year ended December 31, 2009, as compared to $84.4 million, or 49.2% of revenues in the year ended December 31, 2008. The increase in the year ended December 31, 2009 as compared with the year ended December 31, 2008 was primarily due to growth in our Japan operation to support our direct sales efforts there, increased headcount resulting from the expansion of our U.S. and Europe sales organizations, legal expenses related to the LightLab litigation, commission expenses related to the termination of our relationship with Goodman, increased infrastructure expenses to support company growth, inclusion of a full year of expenses from ongoing operations of Axsun and higher stock-based compensation expense. We acquired Axsun in December 24, 2008, therefore the year ended December 31, 2008 did not include significant expenses related to Axsun. These increases were partially offset by a decrease of $2.9 million in due diligence expenses that were incurred in the year ended December 31, 2008 related to an acquisition that was not consummated.

Research and Development. Research and development expenses increased $10.7 million, or 40.0%, to $37.4 million, or 16.4% of revenues in the year ended December 31, 2009, as compared to $26.7 million, or 15.6% of revenues in the year ended December 31, 2008. The increase in research and development expenses in the year ended December 31, 2009 was primarily due to the inclusion of a full year of expenses from ongoing operations of Novelis and Axsun, increased personnel related costs, increased spending on various product development projects and increased clinical trial and regulatory expenses. We acquired Axsun in December, 2008 therefore the year ended December 31, 2008 did not include significant expenses related to Axsun. We acquired Novelis was acquired in May 2008 therefore the year ended December 31, 2008 included approximately seven months of expenses relating to Novelis.

In-process Research and Development. IPR&D expenses were $14.0 million, or 6.1% of revenues in the year ended December 31, 2009. Of this amount, $11.0 million related to a milestone of our OCT project acquired from CardioSpectra and $3.0 million related to a milestone of our FL.IVUS project acquired from Novelis. IPR&D expenses were $12.7 million, or 7.4% of revenues in the year ended December 31, 2008. Of this amount, $12.2 million related to the acquisition of Novelis.

Amortization of Intangibles. Amortization expense increased to $4.2 million, or 1.9% of revenues in the year ended December 31, 2009, as compared to $3.1 million, or 1.8% of revenues in the year ended December 31, 2008. The increase in amortization expense is primarily related to the amortization of intangible assets acquired from Axsun.

Interest Income. Interest income decreased $4.1 million, or 84.3%, to $756,000 in the year ended December 31, 2009, as compared to $4.8 million in the year ended December 31, 2008. The decrease was primarily due to a decrease in the weighted-average interest rate on our investments and a decrease in our cash and cash equivalents and short-term available-for-sale investments.

Interest Expense. Interest expense decreased $108,000, or 95.6%, to $5,000 in the year ended December 31, 2009, as compared to $113,000 in the year ended December 31, 2008. The decrease was entirely due to a reduction in balances of our capital lease obligations. Interest expense during the years ended December 31, 2009 and 2008 primarily related to our capital lease obligations.

Exchange Rate Gain. Exchange rate gain for the year ended December 31, 2009 increased $519,000, or 28.7%, to $2.3 million, as compared to $1.8 million for the year ended December 31, 2008. The increase was primarily a result of the fluctuation of the euro and the yen relative to the U.S. dollar and its related effect on the intercompany receivables between Volcano Corporation and Volcano Europe and Volcano Japan. Exchange rate gain was also favorably impacted by gains related to our foreign exchange forward contracts as a result of the hedging program we implemented during the fourth quarter of 2009.

Provision for Income Taxes. Provision for income taxes for the year ended December 31, 2009 was $1.2 million, compared to a provision for income taxes of $620,000 for the year ended December 31, 2008. The provision for income taxes consisted primarily of foreign income taxes and domestic state and local income taxes.

Comparison of Years Ended December 31, 2008 and 2007

Revenues. Revenues increased $40.9 million, or 31.3%, to $171.5 million in the year ended December 31, 2008, as compared to revenues of $130.6 million in the year ended December 31, 2007. In the year ended December 31, 2008, revenues related to sales of IVUS single-procedure disposables increased $22.4 million, or 26.2%, as compared to the year ended December 31, 2007. In the year ended December 31, 2008, revenues related to FM single-procedure disposables increased $5.1 million, or 41.8%, as compared to the year ended December 31, 2007. Console sales in the year ended December 31, 2008 increased by $11.2 million, or 38.6%, over revenues from console sales in the year ended December 31, 2007. Other revenues increased $1.6 million, or 40.8%, due primarily to higher shipping and handling revenues, increased IVUS console rentals, partially offset by decreases in sales of distributed products following the termination of the distribution agreement with ev3, Inc. The increases in shipping and handling revenues were related to higher sales volumes. The increases in IVUS and FM revenues were primarily due to growth in the overall IVUS and FM markets and the launch of new products. In addition, revenues in the year ended December 31, 2008 were favorably impacted by $1.8 million in foreign currency translation, when compared to the year ended December 31, 2007. Increases in revenues were realized across all our key geographic markets.

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

Selling, General and Administrative. Selling, general and administrative expenses increased $21.7 million, or 34.7%, to $84.4 million, or 49.2% of revenues in the year ended December 31, 2008, as compared to $62.6 million, or 48.0% of revenues in the year ended December 31, 2007. The increase in the year ended December 31, 2008 as compared with the year ended December 31, 2007 was primarily due to increased headcount resulting from the expansion of our sales force, higher marketing expenses (largely the result of an increase in promotional activities and customer training expense), increased infrastructure expenses, $2.9 million in due diligence expenses that were incurred in the year ended December 31, 2008 relating to an acquisition that was not consummated and higher stock-based compensation expense.

Research and Development. Research and development expenses increased $6.4 million, or 31.4%, to $26.7 million, or 15.6% of revenues in the year ended December 31, 2008, as compared to $20.3 million, or 15.6% of revenues in the year ended December 31, 2007. The increase in research and development expenses in the year ended December 31, 2008 was primarily due to higher costs associated with development of our OCT and FL.IVUS products, increased stock-based compensation expense and increased clinical and regulatory costs in Japan.

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

Provision for Income Taxes. Provision for income taxes for the year ended December 31, 2008 was $620,000, compared to a provision for income taxes of $524,000 for the year ended December 31, 2007. The provision for income taxes consisted primarily of foreign income taxes and domestic state income taxes.

Liquidity and Capital Resources

Sources of Liquidity

Historically, our sources of cash have included:

•

Proceeds from the issuance of equity securities, including underwritten public offerings of our common stock, cash generated from the exercise of stock options and participation in our employee stock purchase plan;

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

Fluctuations in our working capital due to timing differences of our cash receipts and cash disbursements also impact our cash inflows and outflows.

We completed an underwritten initial public offering on June 15, 2006 that resulted in net proceeds of $54.5 million; an underwritten follow-on offering on December 12, 2006 that resulted in net proceeds of $66.8 million; and an underwritten follow-on offering on October 23, 2007 that resulted in net proceeds of $122.8 million.

At December 31, 2009, our cash and cash equivalents and short-term available-for-sale investments totaled $122.1 million. We invest our excess funds in short-term securities issued by corporations, banks, the U.S. government, municipalities, and financial holding companies and in money market funds comprised of U.S. Treasury and agency securities. We do not hold securities backed by mortgages.

At December 31, 2009, our accumulated deficit was $133.3 million. Since inception, we have generated significant operating losses and as a result we have not generated sufficient operating cash flow to fund our operations and the growth in our business. Accordingly, prior to our initial public offering, we financed our operations and acquisitions primarily through the issuances of $62.5 million of preferred stock, $20.0 million of senior subordinated notes and $7.0 million of term loans. These issuances of equity and debt were supplemented with borrowings from a revolving credit facility and equipment financing arrangements. The issuances of our senior subordinated notes, term loans and revolving credit facility included warrants to purchase our Series B preferred stock, which automatically converted into warrants to purchase common stock upon the completion of our initial public offering, or our common stock. In May 2007 our revolving credit facility expired as scheduled.

In connection with our acquisition of Axsun in December 2008, we assumed debt in the amount of $151,000. The debt was subsequently repaid in January 2009.

Cash Flows

	Years Ended December 31,
	2009	2008	2007
Net cash (used in) provided by operating activities	$(1,651)	$2,387	$4,236
Net cash used in investing activities	(44,383)	(27,688)	(81,615)
Net cash provided by financing activities	3,735	2,872	122,709
Effect of exchange rate changes on cash and cash equivalents	(2,595)	465	(155)

Net (decrease) increase in cash and cash equivalents	$(44,894)	$(21,964)	$45,175

Cash Flows from Operating Activities. Cash used in operating activities of $1.7 million for 2009 reflected our net loss of $29.0 million and non-cash investment amortization of $626,000. In addition, uses of cash include increases in accounts receivable and inventories of $8.9 million and $8.5 million, respectively, and a decrease of accounts payable of $1.1 million. The increase in accounts receivable is due to the increased sales volume and timing of cash receipts, the increase in inventory is due to anticipated increased sales volume and the decrease in accounts payable is primarily due to the timing of disbursements. These amounts were offset by benefits realized from non-cash expenses consisting of in-process research and development expense of $14.0 million related to milestones of the CardioSpectra and Novelis acquisitions, depreciation and amortization of $16.2 million and non-cash stock compensation expense of $10.9 million. In addition, sources of cash include an increase in accrued compensation of $1.4 million, primarily due to increased headcount and related accrued benefits, and an increase in accrued expenses and other current liabilities of $1.7 million primarily related to accrued commissions to Goodman and accrued legal costs for the LightLab litigation.

Cash provided by operating activities of $2.4 million for 2008 reflected our net loss of $13.7 million, non-cash investment accretion of $652,000 and a non-cash gain on foreign exchange of $1.8 million. In addition, uses of cash include increases in accounts receivable of $10.5 million, inventories of $5.0 million and prepaid expenses and other current assets of $3.2 million. The increase in accounts receivable is due to the increased sales volume and timing of cash receipts, the increase in inventory is due to anticipated increased sales volume and the increase in prepaid expenses and other current assets is primarily due to payments made for future expenses. These amounts were offset by benefits realized from non-cash expenses consisting of in-process research and development expense of $12.7 million related primarily to the acquisition of Novelis, depreciation and amortization of $9.4 million and non-cash stock compensation expense of $9.5 million. In addition, sources of cash include accounts payable increases of $2.2 million related to the increase in inventory and timing of payments, accrued compensation increases of $3.1 million, primarily due to increased headcount and salary deferrals for the employee stock purchase plan, and deferred revenue increases of $301,000.

Cash provided by operating activities of $4.2 million for 2007 reflected our net loss of $26.6 million, non-cash investment accretion of $1.2 million and a non-cash gain on foreign exchange of $1.5 million. In addition, uses of cash include increases in accounts receivable $5.8 million, inventories of $7.7 million and prepaid expenses and other current assets of $1.9 million. The increase in accounts receivable is due to the increased sales volume and timing of cash receipts, the increase in inventory is due to anticipated increased sales volume and the increase in prepaid expenses and other current assets is primarily due to payments made for future expenses. These amounts were offset by non-cash expenses consisting of in-process research and development expense of $26.2 million related to the acquisition of CardioSpectra, depreciation and amortization of $7.9 million and non-cash stock compensation expense of $6.8 million. In addition, sources of cash include accounts payable increases of $2.2 million related to the increase in inventory and timing of payments, accrued compensation increases of $3.0 million, primarily due to increased headcount and salary deferrals for the employee stock purchase plan, and deferred revenue increases of $2.4 million.

Cash Flows from Investing Activities. Cash used in investing activities was $44.4 million in 2009, $27.7 million in 2008 and $81.6 million in 2007.

In 2009, $146.9 million was used to purchase short-term available-for-sale securities, $26.1 million was used for the purchases of long term assets, including capital expenditures for medical diagnostic equipment and manufacturing equipment. These purchases were partially offset by $129.1 million from the sale or maturity of short-term available-for-sale investments.

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

Cash Flows from Financing Activities. Cash provided by financing activities was $3.7 million in 2009, $2.9 million in 2008 and $122.7 million in 2007. Cash provided by financing activities in 2009 consisted primarily of proceeds from exercises of common stock options of $2.5 million and proceeds from the sale of common stock under our employee stock purchase plan of $2.1 million.

Cash provided by financing activities in 2008 consisted primarily of proceeds from exercises of common stock options of $1.2 million and proceeds from the sale of common stock under our employee stock purchase plan of $1.6 million.

Cash provided by financing activities in 2007 consisted primarily of $122.7 million in proceeds from our underwritten follow-on public offering and proceeds from exercises of common stock options of $1.7 million, partially offset by repayment of long-term debt of $1.8 million.

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

•

support of our commercialization efforts related to our current and future products, including expansion of our direct sales force and field support resources in the U.S. and abroad, particularly in Japan where our strategy is to continue to pursue a direct sales model;

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

At December 31, 2009, we believe our current cash and cash equivalents and our short-term available-for-sale investments will be sufficient to fund working capital requirements, capital expenditures, and operations for at least the next 12 months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future. At the present time, we have no material commitments for capital expenditures.

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

Our ability to fund our longer-term cash needs is subject to various risks, many of which are beyond our control—See “Risk Factors—We may require significant additional capital to pursue our growth strategy, and our failure to raise capital when needed could prevent us from executing our growth strategy.” Should we require additional funding, such as additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities. We cannot assure that such funding will be available in needed quantities or on terms favorable to us, if at all.

At December 31, 2009, we have federal and state net operating loss carryforwards of approximately $68.0 million and $29.0 million, respectively, available to reduce future taxable income if we become profitable. Pursuant to Internal Revenue Code Section 382, use of net operating loss carryforwards related to acquisitions of approximately $29.0 million is limited. We expect to utilize our available net operating loss carryforwards to reduce future tax obligations in the event we are successful in achieving profitability. However, future limitations on our ability to use net operating loss carryforwards and other minimum state taxes may increase our overall tax obligations.

Off-Balance Sheet Arrangements and Other Contractual Obligations

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification to business partners and customers for losses suffered or incurred for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The term of these indemnification arrangements is generally perpetual. The maximum potential amount of future payments we could be required to make under these agreements is unlimited. At December 31, 2009, we have not incurred any costs to defend lawsuits or settle claims related to these indemnification arrangements.

In October 2007, we signed a clinical research support agreement with a third party in which the third party will conduct clinical studies concerning drug eluting stents. We have agreed to provide a total of $4.6 million to fund clinical study activities. At December 31, 2009, we have a remaining obligation of up to $3.9 million and we will be billed as services are performed under the agreement. In addition, we have entered into agreements with other third parties to sponsor clinical studies. Generally, we contract with one or more clinical research sites for a single study and no one agreement is material to our consolidated results of operations or financial condition. We are usually billed as services are performed based on enrollment and are required to make payments over periods ranging from less than one year up to three years. Our actual payments under these agreements will vary based on enrollment. At December 31, 2009, we estimate our contractual obligations related to these clinical studies are approximately $1.4 million over the next three years.

The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2009 for each of the periods indicated (in thousands):

	Payment Due By Period
Contractual Obligations and Commercial Commitments	Total	Less Than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Capital lease obligations (including interest)	$209	$75	$134	$—	$—
Operating lease obligations (1)	19,404	5,148	8,261	5,995	—
Non-cancelable purchase commitments (2)	15,077	14,945	132	—	—

Total (3)	$34,690	$20,168	$8,527	$5,995	$—

(1)	We lease office space and have entered into other lease commitments in the U.S. as well as locations in Europe and Asia. Operating lease obligations include future minimum lease payments under all our non-cancelable operating leases at December 31, 2009.

(2)	Consists of non-cancelable commitments primarily for the purchase of production materials.

(3)	The table above does not include milestone payments of up to an aggregate of $27.0 million which may be due to the former shareholders of CardioSpectra (see Note 2 “Acquisitions” to our consolidated financial statements) upon the achievement of certain milestones (and may, at our election, be payable in either cash or stock), and up to an estimated $1.4 million in payments for clinical studies which are billed as services are performed (see above).

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

Revenue Recognition

In accordance with Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, we recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Revenue from the sale of our products is generally recognized when title and risk of loss transfers to the customer, the terms of which are generally free on board shipping point. We use contracts and customer purchase orders to determine the existence of an arrangement. We use shipping documents and third-party proof of delivery to verify that title has transferred. We assess whether the fee is fixed or determinable based upon the terms of the agreement associated with the transaction. To determine whether collection is probable, we assess a number of factors, including past transaction history with the customer and the creditworthiness of the customer.

We frequently enter into sales arrangements with customers that contain multiple elements or deliverables, and for these we apply the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 605-25, Multiple-Element Arrangements. We are required to make judgments which impact the timing and amount of revenue recognized in a given period. For example, because the sale of our products and services are often contemplated in a single arrangement, we make judgments as to the allocation of the proceeds received from the arrangement to the multiple elements of the arrangement, the determination of whether any undelivered elements are essential to the functionality of the delivered elements and the appropriate timing of revenue recognition. In addition, our ability to establish and maintain objective and reliable evidence of fair value for the elements in our arrangements could affect the timing of revenue recognition. The elements of a typical revenue arrangement can include a console, options for the console, single-procedure disposable products and a service and maintenance agreement.

We occasionally enter into agreements requiring cash payments to partners who are also customers. We apply the provisions of ASC Topic 605-50, Customer Payments and Incentives, to account for cash payments made under these agreements.

Fair Value

We record our short-term available-for-sale investments at fair value. At December 31, 2009, our cash and short-term available-for-sale investments totaled $122.1 million. FASB ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820, establishes three levels of inputs that may be used to measure fair value (see Note 3 “Financial Statement Details” to our consolidated financial statements included in this Annual Report). Each level of input represents varying degrees of subjectivity and difficulty involved in determining fair value. Valuations using Level 1 and 2 inputs are generally based on price quotations and other observable inputs in active markets and do not require significant management judgment or estimation. We utilize a third-party pricing service to assist us in obtaining fair value pricing for these investments. While pricing for these securities is based on proprietary models, the inputs used are based on observable market information, therefore we have classified our inputs as Level 1 and Level 2. We do not value any of our short-term available-for-sale investments using Level 3 inputs.

We also record our foreign exchange forward contracts at fair value. At December 31, 2009, the fair value of our foreign exchange forward contracts was recorded as assets totaling $190,000. We utilize a third-party broker to assist us in obtaining fair value pricing for these instruments. We classified these fair value inputs as Level 2.

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

Valuation of Long-lived Assets

Our long-lived assets consist of property and equipment and intangible assets. Equipment is carried at cost and is depreciated over the estimated useful lives of the assets, which are generally three to five years, and leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements, which is generally between three and ten years. The straight-line method is used for depreciation and amortization. Intangible assets primarily consist of developed technology, customer relationships, licenses, and patents and trademarks, which are amortized using the straight-line method over periods ranging from three to ten years, representing the estimated useful lives of the assets. We capitalize external legal costs and filing fees associated with obtaining patents on our new discoveries and amortize these costs using the straight-line method over the shorter of the legal life of the patent or its economic life, generally ten years. Acquired intellectual property is recorded at cost and is amortized over its estimated useful life. We believe the useful lives we assigned to these assets are reasonable.

Goodwill and Intangible Assets

We account for goodwill and other intangible assets in accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other, or ASC 350. The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired. We use the discounted cash flow method to estimate the value of intangible assets acquired. The estimates used to value and amortize intangible assets are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry estimates and averages.

Intangible assets, consisting of acquired technology, licenses, patents and trademarks, and customer relationships, are amortized using the straight-line method over their estimated useful lives ranging from three to ten years.

ASC 350 requires that goodwill and certain intangible assets be assessed for impairment on an annual basis, or more frequently if indicators of impairment exist, using fair value measurement techniques. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill to measure the amount of the impairment loss, if any. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Acquisitions which cause us to recognize goodwill and other intangible assets require us to make determinations that involve estimates and judgments about the value and recoverability of those assets.

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

Foreign Currency Translation

On July 1, 2009, we adopted the Japanese yen as the functional currency for Volcano Japan. Consistent with the considerations specified in FASB ASC Topic 830, Foreign Currency Matters, or ASC 830, the change was made to reflect recent developments with our Japan operations, including increases in direct sales denominated in the Japanese yen and growth in the local infrastructure that has enabled the day-to-day operations of Volcano Japan to become relatively self-contained and integrated into the Japanese economic environment. In accordance with ASC 830, assets and liabilities of Volcano Japan’s operations are translated into U.S. dollars at period-end exchange rates, revenues and expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period, and adjustments resulting from the translation are reported on our consolidated balance sheet in accumulated other comprehensive loss. Due to the complexities and variability of foreign exchange rates between the U.S. dollar and Japanese yen, we are not able to estimate the financial effect this change will have on our future results of operations.

On October 1, 2009, approximately $23.4 million of intercompany receivable owed to Volcano Corporation from Volcano Japan was converted into a long-term investment, resulting in a decrease in the amount of yen-based receivables being marked-to-market. Our determination of the amount of long-term investment that would not be repaid for the foreseeable future is judgmental in nature and involved significant estimates and assumptions regarding future cash-flows. Actual results may vary.

Stock-based Compensation

We account for stock-based compensation under the provisions of FASB ASC Topic 718, Compensation—Stock Compensation, or ASC 718, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We adopted ASC 718 on January 1, 2006 using the modified prospective method. We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes-Merton option pricing model, or Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. We estimate forfeitures at the time of grant and revise our estimate in subsequent periods if actual forfeitures differ from those estimates. See Note 5 “Stockholders’ Equity” to our consolidated financial statements for a complete discussion of our equity compensation programs and the fair value assumptions used to determine our stock-based compensation expense.

We have used the Black-Scholes model to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility, risk-free interest rate, and expected option life. If we had made different assumptions, the amount of our deferred stock-based compensation, stock-based compensation expense, gross margin, net loss and net loss per share amounts could have been significantly different. We believe that we have used reasonable methodologies, approaches and assumptions to determine the fair value of our common stock and that deferred stock-based compensation and related amortization were recorded properly for accounting purposes. If any of the assumptions used change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. For example, we granted stock options for 845,666 shares of our common stock during the year ended December 31, 2009. Using our assumptions, we calculated approximately $5.0 million of stock compensation expense related to these awards that will be amortized over four years. Given a ten percent change in our volatility assumption, the value of these awards would have differed by approximately $0.8 million. Given a one-hundred basis point change in our risk-free interest rate assumption, the value of these awards would have differed by approximately $0.2 million. Given a one year change in our expected option life assumption, the value of these awards would have differed by approximately $0.5 million. In addition, given a one-hundred basis point change in our weighted-average forfeiture rate assumption, our stock-compensation expense recorded in the year ended December 31, 2009 would have differed by approximately $50,000.

We apply the provisions of FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, and use the Black-Scholes model to determine the fair value of each option grant to non-employees.

Income Taxes

We account for income taxes in accordance with FASB ASC Topic 740, Income Taxes. Our deferred tax assets are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are expected to be recovered or settled.

The realization of our deferred tax assets, which had a gross carrying value of $42.3 million at December 31, 2009, is dependent upon our ability to generate sufficient future taxable income. We have evaluated our deferred tax assets on an individual jurisdiction basis. Within the U.S. and selected international jurisdictions, we have established a full valuation allowance against our deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance in the U.S. and selected international jurisdictions until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable in the respective jurisdictions.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update, or ASU, No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, and ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, or ASU 2009-14. ASU 2009-13 provides for two significant changes to the existing multiple-element revenue arrangements guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. ASU 2009-14 updates guidance on how entities account for revenue arrangements that contain both hardware and software elements. ASU 2009-13 and ASU 2009-14 are effective for us on January 1, 2011 and early adoption is permitted. We adopted ASU 2009-13 and ASU 2009-14 prospectively on January 1, 2010. Together, we expect these changes are likely to result in earlier recognition of revenue for our multiple-element arrangements than under previous guidance, however we do not expect these changes to have a material impact on our consolidated financial position or results of operations.

In April 2009, the FASB issued amendments to FASB ASC Topic 805, Business Combinations, or ASC 805, which requires that assets acquired and liabilities assumed in a business combination that arise from pre-acquisition contingencies be recognized at fair value, in accordance with ASC 820, if the fair value can be determined during the measurement period. If the fair-value of a pre-acquisition contingency cannot be determined during the measurement period, the contingency shall be recognized at the acquisition date in accordance with FASB ASC Topic 450, Contingencies. We will apply the guidance of ASC 805, as amended, to all of our future business combinations.

Inflation

We do not believe that inflation has had a material impact on our historical results of operations; however, there can be no assurance that our business will not be materially affected by inflation in the future.

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

Interest Rate Risk

Our exposure to interest rate risk at December 31, 2009 is related to the investment of our excess cash into highly liquid financial investments. At December 31, 2009, we held $122.1 million in cash and cash equivalents and short-term available-for-sale investments consisting of highly liquid financial investments with original maturities of one year or less. Based upon our balance of cash and cash equivalents and short-term available-for-sale investments, a decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $1.2 million for these investments. Due to the nature of our highly liquid cash equivalents and short-term available-for-sale investments, a change in interest rates would not materially change the fair market value of our cash equivalents and short-term available-for-sale investments.

The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments. Due to the short-term nature of our investments, we have assessed that there is no material exposure to interest rate risk arising from them.

Foreign Currency Exchange Risk

We are exposed to foreign currency risk related to our European and Japanese operations. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro and the yen, could adversely affect our financial results. During the year ended December 31, 2009, 20.7% and 18.1% of our revenues were denominated in the yen and euro, respectively, and 11.4% and 9.6% of our operating expenses were denominated in the yen and euro, respectively. During the year ended December 31, 2009, revenues were unfavorably impacted by the valuation of the euro and favorably impacted by the valuation of the yen, as compared to the U.S. dollar. In periods of a strengthening U.S. dollar, our results of operations including the amount of revenue that we report in future periods could be negatively impacted.

Exchange rate fluctuations resulting from the translation of the inter-company balances between Volcano Corporation, our U.S. entity, and Volcano Japan; and Volcano Corporation and Volcano Europe, and other non-U.S. dollar denominated liabilities into U.S. dollars are recorded as foreign currency transaction gains or losses and are included in exchange rate gain in the consolidated statement of operations. On October 1, 2009, approximately $23.4 million of intercompany receivable owed to Volcano Corporation from Volcano Japan was converted into a long-term investment, resulting in a decrease in the amount of yen-based receivables being marked-to-market. In April 2008, $22.6 million of intercompany receivable owed to Volcano Corporation from Volcano Europe was converted into equity, resulting in a decrease in the amount of euro-based receivables being marked-to-market. These conversions thereby reduce the impact of the exchange rate fluctuations in our consolidated statements of operations.

Through September 30, 2009, we did not engage in hedging activities with respect to our foreign currency exchange risk. Commencing October 2009, we began using foreign exchange forward contracts to manage a portion of the foreign currency risk for foreign subsidiaries with monetary assets and liabilities denominated in the yen and the euro. We only use derivative financial instruments to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates; we do not hold any derivative financial instruments for trading or speculative purposes. We primarily use foreign exchange forward contracts to hedge foreign currency exposures, and they generally have terms of one year or less. Realized and unrealized gains or losses on the value of financial contracts used to hedge the exchange rate exposure of these monetary assets and liabilities are also included in the determination of net income, as these transactions have not been designated for hedge accounting. These contracts effectively fix the exchange rate at which these specific monetary assets and liabilities will be settled so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying monetary assets and liabilities. These contracts contain net settlement features. If we experience unfavorable changes in foreign exchange rates, we may be required to use material amounts of cash to settle the transactions which may adversely affect the operating results that we report with respect to the corresponding period. During the year ended December 31, 2009, we recorded exchange rate gains of $715,000 related to our foreign exchange forward contracts.

We currently hold foreign exchange forward contracts with a single counterparty. The bank counterparty in these contracts exposes us to credit-related losses in the event of their nonperformance. However, to mitigate that risk, we only contract with counterparties who meet our minimum credit quality guidelines. In addition, our exposure in the event of a default by our counterparty is limited to the changes in value of our hedged balances. At December 31, 2009, we were in a net receivable position with our counterparty for $190,000.

Item 8.	Financial Statements and Supplementary Data

VOLCANO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Volcano Corporation

We have audited the accompanying consolidated balance sheets of Volcano Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Volcano Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Volcano Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Sacramento, California

March 5, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Volcano Corporation

We have audited Volcano Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Volcano Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Volcano Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Volcano Corporation as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 5, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Sacramento, California

March 5, 2010

VOLCANO CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$56,055	$100,949
Short-term available-for-sale investments	66,028	48,941
Accounts receivable, net	51,171	41,795
Inventories	37,710	28,936
Prepaid expenses and other current assets	5,892	5,869

Total current assets	216,856	226,490
Restricted cash	554	327
Property and equipment, net	44,734	30,007
Intangible assets, net	11,623	15,636
Goodwill	931	842
Other non-current assets	2,036	2,177

Total assets	$276,734	$275,479

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,840	$14,867
Accrued compensation	14,142	12,690
Accrued expenses and other current liabilities	25,275	10,745
Deferred revenues	4,881	4,833
Short-term debt	—	151
Current maturities of long-term debt	50	57

Total current liabilities	58,188	43,343
Long-term debt	110	34
Deferred revenues	2,376	1,914
Other	1,245	456

Total liabilities	61,919	45,747

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, par value of $0.001; 10,000 shares authorized; no shares issued and outstanding at December 31, 2009 and December 31, 2008	—	—
Common stock, par value of $0.001; 250,000 shares authorized at December 31, 2009 and December 31, 2008; 48,790 and 47,883 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	49	48
Additional paid-in capital	352,102	337,063
Accumulated other comprehensive loss	(4,079)	(3,076)
Accumulated deficit	(133,257)	(104,303)

Total stockholders’ equity	214,815	229,732

Total liabilities and stockholders’ equity	$276,734	$275,479

See notes to consolidated financial statements.

VOLCANO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007
Revenues	$227,867	$171,495	$130,614
Cost of revenues	91,489	64,293	51,559

Gross profit	136,378	107,202	79,055
Operating expenses:
Selling, general and administrative	111,598	84,369	62,631
Research and development	37,372	26,690	20,315
In-process research and development	14,030	12,681	26,188
Amortization of intangibles	4,224	3,125	3,067

Total operating expenses	167,224	126,865	112,201

Operating loss	(30,846)	(19,663)	(33,146)
Interest income	756	4,828	5,841
Interest expense	(5)	(113)	(199)
Exchange rate gain	2,328	1,809	1,452
Other, net	—	54	—

Loss before provision for income taxes	(27,767)	(13,085)	(26,052)
Provision for income taxes	1,187	620	524

Net loss	$(28,954)	$(13,705)	$(26,576)

Net loss per share—basic and diluted	$(0.60)	$(0.29)	$(0.66)

Shares used in calculating net loss per share—basic and diluted	48,400	47,376	40,024

See notes to consolidated financial statements.

VOLCANO CORPORATION

CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2006	37,720	$38	$193,468	$(64,022)	$(302)	$129,182
Issuance of common stock under equity compensation plans	1,152	1	1,695			1,696
Employee stock-based compensation cost			6,454			6,454
Non-employee stock-based compensation cost			341			341
Common stock issued in connection with public offerings	8,050	8	122,788			122,796
Exercise of warrants	35	—				—
Comprehensive loss
Net loss				(26,576)		(26,576)
Foreign currency translation adjustments					(1,012)	(1,012)
Changes in unrealized gain on available-for-sale investments					56	56

Total comprehensive loss						(27,532)

Balance at December 31, 2007	46,957	$47	$324,746	$(90,598)	$(1,258)	$232,937
Issuance of common stock under equity compensation plans	822	1	2,770			2,771
Employee stock-based compensation cost			9,317			9,317
Non-employee stock-based compensation cost			230			230
Exercise of warrants	104					—
Comprehensive loss
Net loss				(13,705)		(13,705)
Foreign currency translation adjustments					(1,830)	(1,830)
Changes in unrealized gain on available-for-sale investments					12	12

Total comprehensive loss						(15,523)

Balance at December 31, 2008	47,883	$48	$337,063	$(104,303)	$(3,076)	$229,732
Issuance of common stock under equity compensation plans, net of shares repurchased	907	1	4,155			4,156
Employee stock-based compensation cost			10,613			10,613
Non-employee stock-based compensation cost			271			271
Comprehensive loss
Net loss				(28,954)		(28,954)
Foreign currency translation adjustments					(931)	(931)
Changes in unrealized gain on available-for-sale investments					(72)	(72)

Total comprehensive loss						(29,957)

Balance at December 31, 2009	48,790	$49	$352,102	$(133,257)	$(4,079)	$214,815

See notes to consolidated financial statements.

VOLCANO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2009	2008	2007
Operating activities
Net loss	$(28,954)	$(13,705)	$(26,576)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
In-process research and development expense	14,030	12,681	26,188
Depreciation and amortization	16,181	9,357	7,902
Amortization and write-off of debt discount and deferred financing fees	—	—	102
Amortization (accretion) of investment premium (discount), net	626	(652)	(1,195)
Non-cash stock compensation expense	10,885	9,527	6,795
Gain on foreign exchange	(273)	(1,809)	(1,452)
Loss on disposal of long-lived assets	528	70	222
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,858)	(10,487)	(5,846)
Inventories	(8,498)	(5,029)	(7,659)
Prepaid expenses and other assets	251	(3,185)	(1,942)
Accounts payable	(1,112)	2,151	2,217
Accrued compensation	1,393	3,131	2,980
Accrued expenses and other liabilities	1,674	36	110
Deferred revenues	476	301	2,390

Net cash (used in) provided by operating activities	(1,651)	2,387	4,236

Investing activities
Purchase of short-term available-for-sale securities	(146,932)	(103,029)	(105,823)
Sale or maturity of short-term available-for-sale securities	129,098	121,006	58,655
Capital expenditures	(26,146)	(15,474)	(9,101)
Cash paid for acquisitions	(613)	(29,711)	(25,158)
Cash paid for other intangibles	(315)	(480)	(233)
Proceeds from net settlement of foreign currency contracts	525	—	—
Proceeds from sale of long-lived assets	—	—	45

Net cash used in investing activities	(44,383)	(27,688)	(81,615)

Financing activities
Proceeds from underwritten public stock offerings, net	—	—	122,796
Repayment of long-term debt	(54)	(126)	(1,774)
Repayment of short-term debt	(151)	—	—
Proceeds from sale of common stock under employee stock purchase plan	2,122	1,565	—
Proceeds from exercise of common stock options	2,450	1,202	1,687
Repurchases of common stock	(416)	—	—
Release of restricted cash	70	231	—
Increases of restricted cash	(286)	—	—

Net cash provided by financing activities	3,735	2,872	122,709
Effect of exchange rate changes on cash and cash equivalents	(2,595)	465	(155)

Net (decrease) increase in cash and cash equivalents	(44,894)	(21,964)	45,175
Cash and cash equivalents, beginning of year	100,949	122,913	77,738

Cash and cash equivalents, end of year	$56,055	$100,949	$122,913

Supplemental disclosures
Cash paid for interest	$5	$113	$118
Cash paid for income taxes	$1,810	$643	$510

See notes to consolidated financial statements.

VOLCANO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Our Company

Volcano Corporation (“we”, “us”, “our”, “Volcano” or the “Company”), formerly Volcano Therapeutics, Inc., was incorporated under the laws of the State of Delaware on January 12, 2000. We design, develop, manufacture and commercialize a broad suite of intravascular ultrasound (“IVUS”) and functional measurement (“FM”) products that we believe enhance the diagnosis and treatment of vascular and structural heart disease. Our products consist of consoles which have been designed to serve as a multi-modality platform for our phased array and rotational IVUS catheters, fractional flow reserve (“FFR”), pressure wires and Medtronic’s Pioneer reentry device. We are developing additional offerings for integration into the platform, including, forward-looking IVUS (“FL.IVUS”) catheters, image-guided therapy catheters and ultra-high resolution Optical Coherence Tomography (“OCT”) systems and catheters.

Our IVUS products include single-procedure disposable phased array and rotational IVUS imaging catheters and additional functionality options such as virtual histology (“VH”) IVUS tissue characterization and ChromaFlo stent apposition analysis. Our FM offerings include FM consoles and single-procedure disposable pressure and flow guide wires used to measure the pressure and flow characteristics of blood around plaque enabling physicians to gauge the plaque’s physiological impact on blood flow and pressure.

We also develop and manufacture optical monitors, lasers, and optical engines used in OCT imaging systems as well as micro-optical spectrometers and optical channel monitors used in the telecommunications industry.

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements include our financial statements and the financial statements of our wholly-owned subsidiaries, Volcano Japan Co. Ltd. (“Volcano Japan”), Volcano Europe S.A./N.V. (“Volcano Europe”), Axsun Technologies, Inc. (“Axsun”), and Volcano Therapeutics South Africa (Pty) Ltd. (“Volcano South Africa”), a wholly-owned subsidiary of Volcano Europe. The operating results associated with acquired entities have been included in our consolidated financial statements since the date of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

Operating Segments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“ASC 280”), establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers.

Historically, we considered ourselves to be a single reporting segment, specifically the manufacture, sale, discovery, development and commercialization of products for the diagnosis of atherosclerosis in the coronary arteries and peripheral vascular system (our “Medical Segment”). In connection with our acquisition of Axsun in December 2008, we operate an additional segment, specifically the discovery, development, manufacture and sale of micro-optical spectrometers and optical channel monitors to telecommunications companies (our “Telecom Segment”). The revenues and expenses related to this segment were not material to our overall operating results for the year ended December 31, 2008, therefore our reporting for the Telecom Segment commenced on January 1, 2009. See Note 7 “Segment and Geographic Information” for additional details regarding our segments.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to, the allowance for doubtful accounts, inventory reserves, depreciation and amortization, intangible assets, long-term investments in subsidiaries, sales returns, business combinations, warranty costs, certain accruals, long-lived asset impairment calculations and contingencies. Actual results could differ materially from the estimates and assumptions we use in the preparation of our consolidated financial statements.

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

On July 1, 2009, we adopted the Japanese yen as the functional currency for Volcano Japan. Consistent with the considerations specified in FASB ASC Topic 830, Foreign Currency Matters, the change was made to reflect recent developments with our Japan operations, including increases in direct sales denominated in the Japanese yen and growth in the local infrastructure that has enabled the day-to-day operations of Volcano Japan to become relatively self-contained and integrated into the Japanese economic environment. At December 31, 2009, assets and liabilities of Volcano Japan’s operations are translated into U.S. dollars at period-end exchange rates. Commencing July 1, 2009, revenues and expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period and adjustments resulting from the translation are reported on our consolidated balance sheet in accumulated other comprehensive loss.

Prior to July 1, 2009, the U.S. dollar was the functional currency of Volcano Japan. At December 31, 2008, yen-based assets and liabilities of our Japanese operations are remeasured into U.S. dollars at period-end exchange rates. For the years ended December 31, 2008 and 2007 and the six months ended June 30, 2009, yen-based expenses are converted into U.S. dollars at average exchange rates in effect during each reporting period and adjustments resulting from the translation are recorded as foreign currency transaction gains or losses and are included in exchange rate gain in the consolidated statement of operations.

Exchange rate fluctuations resulting from the translation of the inter-company balances between Volcano Corporation, our U.S. entity, and Volcano Japan; and Volcano Corporation and Volcano Europe, and other non-U.S. dollar denominated liabilities into U.S. dollars are recorded as foreign currency transaction gains or losses and are included in exchange rate gain in the consolidated statement of operations. On October 1, 2009, approximately $23.4 million of intercompany receivable owed to Volcano Corporation from Volcano Japan was converted into a long-term investment, resulting in a decrease in the amount of yen-based receivables being marked-to-market. In April 2008, $22.6 million of intercompany receivable owed to Volcano Corporation from Volcano Europe was converted into equity, resulting in a decrease in the amount of euro-based receivables being marked-to-market. These conversions thereby reduce the impact of the exchange rate fluctuations in our consolidated statements of operations.

Cash and Cash Equivalents

All highly liquid investments with a maturity of three months or less on the date of purchase are considered to be cash equivalents.

Short-term Available-for-Sale Investments

Our short-term available-for-sale investments consist of highly liquid financial investments with original maturities of greater than three months, but less than one year. All short-term investments are classified as available-for-sale and are recorded at market value using the specific identification method. Unrealized gains and losses are reflected in other comprehensive loss.

Financial Instruments

Our financial instruments include cash and cash equivalents, short-term available-for-sale investments, foreign exchange forward contracts, accounts receivable, accounts payable, certain other accrued liabilities and debt. The carrying amounts of cash and cash equivalents, short-term available-for-sale investments, accounts receivable, accounts payable, other accrued liabilities and debt approximate their fair values due to the short-term nature of those instruments.

In October 2009, we began using foreign exchange forward contracts to manage a portion of the foreign currency risk for foreign subsidiaries with monetary assets and liabilities denominated in the yen and the euro. We only use derivative financial instruments to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates; we do not hold any derivative financial instruments for trading or speculative purposes. We primarily use forward exchange contracts to hedge foreign currency exposures, and they generally have terms of one year or less. Realized and unrealized gains or losses on the value of financial contracts used to hedge the exchange rate exposure of these monetary assets and liabilities are also included in the determination of net income, as these transactions have not been designated for hedge accounting. These contracts effectively fix the exchange rate at which these specific monetary assets and liabilities will be settled so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying monetary assets and liabilities. These contracts contain net settlement features. We offset fair value amounts recognized for receivables and payables arising from our foreign exchange forward contracts with our counterparty.

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

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. We consider receivables past due based on the contractual payment terms. We perform ongoing credit evaluations of our customers, and generally we do not require collateral on our accounts receivable. We estimate the need for allowances for potential credit losses based on historical collection activity and the facts and circumstances relevant to specific customers and we record a provision for uncollectible accounts when collection is uncertain. To date, we have not experienced significant credit related losses.

Goodman Company, Ltd. (“Goodman”), a former distributor in Japan, accounted for less than 10%, 14% and 18% of our total revenues for the years ended December 31, 2009, 2008 and 2007, respectively, and 14% of our trade receivables at December 31, 2008. Goodman revenues are reported in our Medical Segment. No other single customer accounted for more than 10% of our revenues for any period presented and at December 31, 2009 and 2008, no other single customer accounted for more than 10% of our trade receivables.

On July 8, 2009, we entered into a Distributor Termination Agreement (the “Termination Agreement”) with Goodman that terminated certain agreements between us and Goodman effective August 31, 2009 (the “Termination Date”) and provided for the transition of the distribution, formerly handled by Goodman, of Volcano products in Japan to Volcano Japan. Under the Termination Agreement, we paid Goodman 350 million Japanese yen and consumption tax (a total of approximately $3.9 million) and Goodman transferred and delivered any IVUS and FM consoles owned by Goodman. During the year ended December 31, 2009, approximately 287 million Japanese yen (approximately $3.1 million) was offset against receivables outstanding from Goodman and we paid the remaining amounts due to Goodman under the Termination Agreement in cash. Consoles acquired by us remain at the customer locations where they had been installed previously. IVUS consoles were recorded at their estimated fair value of approximately $3.9 million as property and equipment and depreciation will be recorded over their remaining useful lives of 2.5 years. The fair value of the IVUS consoles was initially measured using a discounted cash flow analysis using inputs developed by management. Such inputs are classified as Level 3 inputs under FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). We also repurchased IVUS and FM disposables from Goodman totaling approximately $343,000 on August 31, 2009. These disposables were recorded as inventory. In addition, from July 1, 2009 to December 31, 2009, we agreed to pay Goodman commissions from the sale of products to sub-distributors or hospitals transferred as customers from Goodman. We guaranteed minimum total commissions of 310 million Japanese yen (approximately $3.3 million) payable at various dates through January 31, 2010. During the year ended December 31, 2009, we recorded commissions to Goodman under the Termination Agreement totaling 332 million Japanese yen (approximately $3.7 million) as selling, general, and administrative expense. The aforementioned amounts related to the Termination Agreement have been converted to U.S. dollars from Japanese yen based on exchange rates in effect in August 2009, except for the commission expense which was converted using actual exchange rates in effect during the period.

We currently hold foreign exchange forward contracts with a single counterparty. The bank counterparty in these contracts exposes us to credit-related losses in the event of their nonperformance and we do not require collateral for their performance. However, to mitigate that risk, we only contract with counterparties who meet our minimum credit quality guidelines. In addition, our exposure in the event of a default by our counterparty is limited to the changes in value of our hedged balances. At December 31, 2009, we were in a net receivable position with our counterparty for $190,000.

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

Restricted Cash

At December 31, 2009 and 2008, we had restricted cash totaling $554,000 and $327,000, respectively. Restricted cash consists of approximately $200,000 at December 31, 2009 and 2008 in certificates of deposit restricted as to withdrawal and serves as a security deposit for a leased facility that expires in 2010; $288,000 at December 31, 2009 restricted as to withdrawal to provide collateral for our performance to customers in a foreign jurisdiction; and the remaining amounts at December 31, 2009 and 2008 serve as collateral to various operating leases. The certificates of deposit and cash in bank will remain restricted as to withdrawal until such time as new lease agreements are executed.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Equipment and capitalized software are depreciated over the estimated useful lives of the assets (generally three to five years). Leasehold improvements are amortized over the lesser of the lease term including renewal periods that are reasonably assured or the estimated useful lives of the improvements, which is between three and ten years. The straight-line method is used for depreciation and amortization. Significant improvements which substantially extend the useful lives of assets are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Assets held under capital leases are recorded at the net present value of the minimum lease payments of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease and is included in our depreciation expense.

Goodwill and Intangible Assets

We account for goodwill and other intangible assets in accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other, (“ASC 350”). The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired. We use the discounted cash flow method to estimate the value of intangible assets acquired. The estimates used to value and amortize intangible assets are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry estimates and averages.

At December 31, 2009 and 2008, our goodwill relates entirely to the acquisition of Axsun. We intend to integrate Axsun’s OCT technology in our future medical product offerings, therefore our goodwill is allocated entirely to our Medical Segment.

Intangible assets, consisting of acquired technology, licenses, patents and trademarks, and customer relationships, are amortized using the straight-line method over their estimated useful lives ranging from three to ten years.

ASC 350 requires that goodwill and certain intangible assets be assessed for impairment on an annual basis, or more frequently if indicators of impairment exist, using fair value measurement techniques. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill to measure the amount of the impairment loss, if any. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Acquisitions which cause us to recognize goodwill and other intangible assets require us to make determinations that involve estimates and judgments about the value and recoverability of those assets.

Impairment or Disposal of Long-Lived Assets

Impairment of long-lived assets is recognized when events or circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable. Under FASB ASC Topic 360, Property, Plant, and Equipment, a long-lived asset is initially measured at the lower of its carrying amount or fair value. An impairment loss is recognized when estimated future cash flows, on an undiscounted basis, expected to result from the use of the asset, including its disposition, are less than the carrying value of the asset. The impairment loss is then calculated by comparing the carrying value of the asset with its fair value, which is usually estimated using discounted cash flows expected to be generated from the use of the assets.

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

Revenue Recognition

We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Revenue from the sale of our products is generally recognized when title and risk of loss transfer to the customer.

We occasionally enter into agreements requiring cash payments to partners who are also customers. We apply the provisions of FASB ASC Topic 605-50, Customer Payments and Incentives, to account for cash payments made under these agreements. During the years ended December 31, 2009, 2008 and 2007, we made payments to customers of approximately $382,000, $450,000 and $825,000, respectively. During the years ended December 31, 2009, 2008 and 2007, $459,000, $269,000 and $783,000, respectively, have been recorded as a reduction in revenues.

Installation and training are generally not required elements of our sales transactions as most of our products do not require installation and training. In instances where installation and training are required elements of the sales transaction, revenue is recognized upon completion.

Our revenue arrangements can include multiple elements or deliverables. These elements can consist of consoles, options for the console, single-procedure disposable products and service and maintenance agreements. The sale of these products and services are often contemplated in a single arrangement with delivery of the elements sometimes occurring in different periods. If an arrangement includes multiple elements, we determine (a) whether an arrangement involving multiple deliverables contains more than one unit of accounting and (b) determine how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. We use the residual method to allocate the arrangement consideration when we have not established objective and reliable evidence of the fair value of delivered items. The delivered items represent individual units of accounting because they have value to the customer on a stand-alone basis, objective and reliable evidence of fair value exists for the undelivered items, and arrangements do not contain a general right of return relative to the delivered items. Under the residual method, the amount of consideration allocated to the delivered items equals the total arrangement consideration less the aggregate fair value of the undelivered items.

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

We sell our products through direct sales representatives in the U.S. and a combination of direct sales representatives and independent distributors in international markets. Sales to distributors are recorded when title and risk of loss transfer upon shipment (generally FOB shipping point). No direct sales customers or distributors have price protection and only one distributor has limited return rights in the event of termination of the agreement with that distributor. We periodically make evaluations regarding the estimated amount of returns that could be made under this right of return. Estimated returns, which are based on historical results, are recorded as allowances for sales returns and as a reduction in revenues.

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

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. To the extent a deferred tax asset cannot be recognized under the preceding criteria, allowances are established. At December 31, 2009 and 2008, within the U.S. and selected international jurisdictions, all deferred tax assets, without offsetting liabilities in the same jurisdiction, were fully offset by a valuation allowance.

FASB ASC Topic 740, Income Taxes (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted these provisions of ASC 740 on January 1, 2007, and the adoption did not have a material impact on our consolidated financial position or results of operations.

We accrue interest and penalties on underpayment of income taxes related to unrecognized tax benefits as a component of income tax expense in our consolidated statements of operations. The amounts recognized for interest and penalties during the years ended December 31, 2009, 2008 and 2007 were not significant.

Net Loss Per Share

Basic and diluted net loss per share is presented in accordance with FASB ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing consolidated net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing consolidated net loss by the weighted-average number of common shares outstanding and dilutive common stock equivalent shares outstanding during the period. Our potentially dilutive shares include outstanding common stock options, restricted stock units and warrants. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. For the year ended December 31, 2009, 2008 and 2007, potentially dilutive shares totaling 3.9 million, 4.4 million and 4.6 million, respectively, have not been included in the computation of diluted net loss per share, as the result would be anti-dilutive.

The basic and diluted net loss per common share calculations are as follows:

	Years Ended December 31,
	2009	2008	2007
Net loss	$(28,954)	$(13,705)	$(26,576)

Shares used in calculating net loss per share—basic and diluted	48,400	47,376	40,024

Net loss per share—basic and diluted	$(0.60)	$(0.29)	$(0.66)

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We adopted ASC 718 on January 1, 2006 using the modified prospective method. We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes model”). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. We estimate forfeitures at the time of grant and revise our estimate in subsequent periods if actual forfeitures differ from those estimates. See Note 5 “Stockholders’ Equity” for a complete discussion of our equity compensation programs and the fair value assumptions used to determine our stock-based compensation expense.

We account for stock-based compensation awards and warrants granted to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). Under ASC 505-50, we determine the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either of (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Comprehensive Loss

Comprehensive loss represents the net loss for the period plus the results of certain changes to stockholders’ equity that are not reflected in the consolidated statements of operations. Our comprehensive loss consists of net losses, unrealized net gains and losses on short-term available-for-sale investments and foreign currency translation adjustments.

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

2. Acquisitions

CardioSpectra Acquisition

On December 18, 2007, we acquired all of the outstanding equity interests in CardioSpectra, Inc. (“CardioSpectra”), a privately-held corporation. The acquisition of CardioSpectra’s OCT technology is expected to complement our existing product offerings and further enhance our position as an imaging technology leader in the field of interventional medicine. The aggregate purchase price of $27.0 million consisted of $25.2 million in cash, transaction costs of $1.4 million and assumed liabilities of $0.4 million. The acquisition is accounted for as an asset purchase. We have included the operating results associated with the CardioSpectra acquisition in our consolidated financial statements from the date of acquisition.

Subject to the terms of the Merger Agreement, milestone payments of up to $38.0 million are payable as follows:

•	$11.0 million of the milestone payments to be paid upon approval by applicable U.S., Japanese or European regulators of a first generation OCT system on or before December 31, 2009;

•	$10.0 million of the milestone payments to be paid upon applicable U.S. regulatory approval of a productized version of the first generation OCT system on or before December 31, 2010;

•

$10.0 million of the milestone payments to be paid upon cumulative cash sales totaling $10.0 million from commercial sales of OCT products, so long as such cumulative cash sales are attained prior to the date that is three years after the date on which the applicable U.S. regulatory approval described in the second bullet point above was obtained (if such approval was obtained on or before December 31, 2010) or otherwise on or before December 31, 2013; and

•

$7.0 million of the milestone payments to be paid upon cumulative cash sales totaling $25.0 million from commercial sales of OCT products, so long as such cumulative cash sales are attained prior to the date that is four years after the date on which the applicable U.S. regulatory approval described in the second bullet point above was obtained (if such approval was obtained on or before December 31, 2010) or otherwise on or before December 31, 2014.

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

In December 2009, the first milestone specified in the Merger Agreement was achieved and at December 31, 2009, the milestone payment totaling $10.5 million was recorded in accrued expenses and other current liabilities and $531,000 was recorded in accounts payable. In January 2010, we paid the milestone payment with the issuance of 609,360 shares our common stock and $531,000 of cash.

In connection with this acquisition, we recorded $11.0 million, $175,000, and $26.2 million of in-process research and development (“IPR&D”) expense in the years ended December 31, 2009, 2008 and 2007, respectively.

The purchase price allocation as of the acquisition date is summarized as follows (in thousands):

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

At the closing of the merger, $2.5 million of the aggregate merger consideration was contributed to an escrow fund which was available for 12 months to indemnify us and related indemnitees for certain matters, including breaches of representations and warranties and covenants included in the merger agreement. In December 2008, we made a claim to the escrow in the amount of $118,000 for the reimbursement of excess indebtedness and the remaining escrow funds were released. We have the right to withhold and deduct amounts for any future indemnification claims from milestone payments otherwise payable by us. No amounts were withheld from the payment of the first milestone for indemnification claims.

Novelis Acquisition

On May 15, 2008, we acquired all of the outstanding equity interests in Novelis, Inc. (“Novelis”), a privately-held company, which developed proprietary ultrasonic visualization and therapy technology for minimally invasive diagnostic and therapeutic devices. The core product line of Novelis is based on FL.IVUS technology. The aggregate purchase price of $12.3 million was paid in cash and included transaction costs of

$204,000. In addition, we may make an additional cash payment of $3.0 million based on the achievement of a specific regulatory milestone. The acquisition is accounted for as an asset purchase. We have included the operating results associated with the Novelis acquisition in our consolidated financial statements from the date of acquisition.

In December 2009, we determined that the achievement of the regulatory milestone was probable and recorded $3.0 million to IPR&D expense for the year ended December 31, 2009 which is recorded in accrued expenses and other current liabilities at December 31, 2009.

The purchase price allocation as of the acquisition date is summarized as follows (in thousands):

May 15, 2008
Current Assets:
Equipment	$100
In-process research and development (1)	12,232

Total assets acquired	$12,332

Total liabilities assumed	—

Net assets acquired	$12,332

(1)	The in-process research and development was charged to expense in our consolidated statement of operations in the year ended December 31, 2008.

Of the $12.3 million aggregate purchase price paid, $1.8 million was contributed to an escrow fund and was available for 12 months from the date of the acquisition to indemnify us and related indemnities for certain matters, including breaches of representations and warranties and covenants included in the merger agreement. The escrow fund was released in May 2009. In addition, we have the right to withhold and deduct up to $450,000 for any indemnification claims from the milestone payment otherwise payable by us.

Axsun Acquisition

On December 24, 2008, we acquired all of the outstanding equity interests in Axsun, a privately-held company that develops and manufactures optical monitors for telecommunications, lasers and optical engines used in OCT imaging systems and advanced photonic components and subsystems used in spectroscopy and other industrial applications. The aggregate purchase price of $23.8 million consisted of $22.3 million paid in cash, assumed liabilities of $6.5 million, and transaction costs of $725,000, net of cash received of $5.8 million. The acquisition is being accounted for under the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the net tangible and intangible assets based on their estimated fair values as of the acquisition date. We have included the operating results associated with the Axsun acquisition in our consolidated financial statements from the date of acquisition.

Of the $22.3 million cash consideration, $2.5 million was contributed to three escrow funds. One escrow fund of $120,000 was to indemnify us for damages arising from the exercise of appraisal rights by the former stockholders of Axsun. As there were no outstanding claims against the escrow, the $120,000 balance of the escrow account was released in May 2009. The remaining escrows of $2.4 million are available to indemnify us and related indemnitees for certain matters, including breaches of representations and warranties and covenants included in the merger agreement for 15 months following the closing.

The purchase price allocation as of the acquisition date is summarized as follows (in thousands):

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

The intangible assets consist of developed technology in the amount of approximately $8.1 million and customer relationships in amount of $799,000. The developed technology represents the 40 GHz laser and related OCT technology that is technologically feasible and includes all fully functioning products at the date of the valuation. The amount assigned to the developed technology was assigned based on the estimated net discounted cash flows from the related product lines on the date of acquisition. The developed technology is being amortized on a straight-line basis over a weighted-average useful life of 8.9 years. The customer relationships are being amortized on a straight-line basis over a useful life of seven years. The weighted average amortization period of the identified intangible assets is approximately 8.7 years.

The purchase price in excess of the fair value of net tangible and intangible assets acquired resulted in $842,000 recorded to goodwill at December 31, 2008. Goodwill is allocated entirely to our medical segment. The goodwill is not deductible for income tax purposes and will be assessed annually for impairment. We recorded an additional $89,000 of transaction costs and other liabilities to goodwill, net of an adjustment to acquired inventories, during the year ended December 31, 2009.

We assumed a liability of $563,000 for costs to exit a facility lease and related costs. The lease expires in September 2010. Plans to exit the facility had been consummated prior to the acquisition date. As of December 31, 2009 and 2008, $354,000 and $560,000 related to these exit costs remained accrued in our consolidated balance sheets, respectively.

In-process Research and Development

In December 2007, we acquired the OCT project in connection with our acquisition of CardioSpectra, which was valued at $26.3 million. In-vitro testing and regulatory approval remained to be completed as of the acquisition date at an estimated cost of $7.2 million. In December 2009, we achieved a milestone specified in the CardioSpectra merger agreement related to the receipt of CE mark regulatory approval and $11.0 million became payable by us. Although we have received CE mark approval for a preliminary version of our OCT product, this version is not intended to be commercialized. We believe there is significant incremental effort and costs that must be incurred to complete a product that is suitable for commercialization and there is significant risk that a commercializable product may not result from our efforts. As of December 31, 2009, we estimate that we will incur $7.2 million of additional costs in order to complete the OCT project for a total cost of approximately $15.4 million. The OCT project was originally expected to be commercialized by late 2008, however the OCT project was at an earlier stage of development than our initial assessment indicated. As of December 31, 2009, commercialization is not expected until early 2011. Accordingly, we have recorded $11.0 million to IPR&D expense related to the milestone for the year ended December 31, 2009. Additional milestone payments of up to $27.0 million may be paid in connection with successful and timely regulatory approvals and commercialization.

In May 2008, we acquired the FL.IVUS project in connection with our acquisition of Novelis, which was valued at $12.2 million. In-vivo testing and regulatory approval protocols remained to be completed for the FL.IVUS project as of the acquisition date, at an estimated cost of $3.9 million. In December 2009, we recorded $3.0 million of additional IPR&D expense related to the probable achievement of a regulatory approval for the FL.IVUS project. Although we expect to receive this regulatory approval, we believe there is significant incremental effort and costs that must be incurred to complete a product that is suitable for commercialization. As of December 31, 2009, we estimate that we will incur $4.5 million of additional costs in order to commercialize the first product using FL.IVUS for a total of approximately $8.2 million. We originally expected the FL.IVUS project to receive regulatory approvals and be commercialized during 2009. As of December 31, 2009, the project was behind schedule by approximately one year.

In November 2008, we acquired an IPR&D project from Impact Medical Technologies, LLC, a minor acquisition, for a total purchase price of $300,000, which was recorded as IPR&D expense for the year ended December 31, 2008.

The following table summarizes our significant IPR&D projects (in millions):

				Estimated Cost to Complete, as of December 31, 2009	Total Estimated Costs to Complete since Acquisition Date
	As of Acquisition Date		Costs Incurred Since Acquisition
Project Name	Fair Value	Estimated Cost to Complete
OCT	$26.3	$7.2	$8.2	$7.2	$15.4
FLIVUS	12.2	3.9	3.7	4.5	8.2

3. Financial Statement Details

Cash and Cash Equivalents and Short-term Available-for-Sale Investments

We invest our excess funds in short-term securities issued by the U.S. government, corporations, banks, municipalities, financial holding companies and in money market funds comprised of these same types of securities. Our cash and cash equivalents and short-term available-for-sale investments are placed with high credit quality financial institutions. Additionally, we diversify our investment portfolio in order to maintain safety and liquidity and we do not hold mortgage-backed securities. As of December 31, 2009, all of our investments will mature within one year. These investments are recorded at their estimated fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss.

Short-term investments have been classified as available-for-sale investments. At December 31, 2009, available-for-sale investments are detailed as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$37,704	$9	$6	$37,707
U.S. Treasury and agency debt securities	28,330	16	25	28,321

	$66,034	$25	$31	$66,028

Available-for-sale investments that are in an unrealized loss position at December 31, 2009 are detailed as follows (in thousands):

	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$10,004	$6
U.S. Treasury and agency debt securities	14,191	25

	$24,195	$31

At December 31, 2009, five of our corporate debt securities and three of our U.S. Treasury and agency debt securities are temporarily in an unrealized loss position caused by interest rate increases. We fully expect to receive par value with full principal and interest when these securities mature. These investments have been in an unrealized loss position for less than 12 months. We do not intend to sell the investments and we will not be required to sell the investments before maturity. Because of the foregoing considerations, we do not consider these investments to be other-than-temporarily impaired at December 31, 2009.

At December 31, 2008, available-for-sale investments are detailed as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$43,877	$72	$8	$43,941
U.S. Treasury and agency debt securities	4,998	2	—	5,000

	$48,875	$74	$8	$48,941

Derivative Financial Instruments

Our derivative financial instruments are composed entirely of foreign exchange forward contracts. We record derivative financial instruments as either assets or liabilities in our consolidated balance sheets and measure them at fair value. At December 31, 2009, the notional amount of our outstanding contracts was $24.2 million, which included the notional equivalent of $16.8 million in yen and $7.4 million in euro. At December 31, 2009, the outstanding derivatives had maturities of 90 days or less. The fair value of our foreign exchange forward contracts of $190,000 was included in prepaid expenses and other current assets in our consolidated balance sheet at December 31, 2009. For the year ended December 31, 2009, $715,000 of gains related to our derivative financial instruments are included in exchange rate gain in our consolidated statements of operations. Our use of derivative financial instruments commenced in October 2009, therefore no such gains or losses were recorded in any other period presented.

Fair Value Measurements

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

•

Level 1—Valuations based on quoted prices for identical assets or liabilities in active markets at the measurement date. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Our Level 1 assets consist of money market funds and U.S. Treasury and agency debt securities.

•

Level 2—Valuations based on quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data, such as alternative pricing sources with reasonable levels of price transparency. Our Level 2 assets consist of corporate debt securities including commercial paper, corporate bonds, certificates of deposit and foreign exchange forward contracts.

•

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. We have not measured the fair value of any of our assets on a recurring basis using Level 3 inputs.

We utilize a third-party pricing service to assist us in obtaining fair value pricing for our short-term available-for-sale investments. Pricing for these securities is based on proprietary models. Inputs are documented in accordance with the fair value disclosure hierarchy. During the year ended December 31, 2009, we performed a review of the pricing inputs to determine whether significant inputs have changed that would impact our classification within the fair value disclosure hierarchy. As a result of this review, we concluded that our pricing methodology for corporate debt securities including commercial paper, corporate bonds and certificates of deposit is more appropriately aligned with Level 2 of the fair value disclosure hierarchy as of December 31, 2008. Accordingly, we have reclassified all of our corporate debt securities from Level 1 to Level 2 as of December 31, 2008.

We utilize a third-party broker to assist us in obtaining fair value pricing for our foreign exchange forward contracts and have classified these financial instruments as Level 2.

During the years ended December 31, 2009 and 2008, no transfers were made into or out of the Level 3 categories. We will continue to review our fair value inputs on a quarterly basis.

The fair value of our financial assets subject to the disclosure requirements of ASC 820 was determined using the following levels of inputs at December 31, 2009 and 2008 (in thousands):

	Fair Value Measurements at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Cash	$11,255	$11,255	$—	$—
Money market funds	44,800	44,800	—	—
Corporate debt securities	37,707	—	37,707	—
U.S. Treasury and agency debt securities	28,321	28,321	—	—
Foreign exchange forward contracts	190	—	190	—

	$122,273	$84,376	$37,897	$—

	Fair Value Measurements at December 31, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Cash	$14,243	$14,243	$—	$—
Money market funds	86,706	86,706	—	—
Corporate debt securities	43,941	—	43,941	—
U.S. Treasury and agency debt securities	5,000	5,000	—	—

	$149,890	$105,949	$43,941	$—

Accounts Receivable, Net

Accounts receivable, net consists of the following (in thousands):

	December 31,
	2009	2008
Trade accounts receivable	$51,478	$42,149
Less: allowance for doubtful accounts	307	354

	$51,171	$41,795

The change in the allowance for doubtful accounts for the years ended December 31, 2009, 2008 and 2007 is summarized in the following table (in thousands):

	Years Ended December 31,
	2009	2008	2007
Balance at beginning of year	$354	$138	$201
Additions charged to selling, general and administrative expense, net of recoveries	(46)	232	(79)
Write-offs	(10)	—	—
Foreign currency translation adjustments	9	(16)	16

Balance at end of year	$307	$354	$138

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2009	2008
Finished goods	$10,985	$10,121
Work-in-process	9,374	6,592
Raw materials	17,351	12,223

	$37,710	$28,936

Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2009	2008
Medical diagnostic equipment	$43,234	$25,441
Other equipment	22,757	18,318
Leasehold improvements	6,352	4,460
Purchased software	2,970	1,763
Construction-in-progress	1,960	1,070

	77,273	51,052
Accumulated depreciation and amortization	(32,539)	(21,045)

	$44,734	$30,007

Property and equipment includes certain medical diagnostic equipment that is located at customer premises. We retain the ownership of the equipment and have the right to remove the equipment if it is not being utilized according to expectations. Depreciation expense relating to this equipment of $4.8 million, $1.7 million and $1.8 million is recorded in cost of revenues during the years ended December 31, 2009, 2008 and 2007, respectively. The net book value of this equipment was $23.2 million and $10.6 million at December 31, 2009 and December 31, 2008, respectively. Also included in medical diagnostic equipment is property and equipment used for demonstration and evaluation purposes. Depreciation expense for equipment used for demonstration and evaluation purposes, recorded in selling, general and administrative expenses, totaled $1.8 million, $1.2 million and $793,000 during the years ended December 31, 2009, 2008 and 2007, respectively. The net book value of this equipment was $2.4 million and $3.5 million at December 31, 2009 and December 31, 2008, respectively. Medical diagnostic equipment is recorded at our cost to acquire or manufacture the equipment and is depreciated over its estimated useful life (generally three to five years).

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $12.0 million, $6.0 million, and $4.8 million, respectively.

Intangible Assets

Intangible assets consist of developed technology, customer relationships, assembled workforce, licenses, and patents and trademarks, which are amortized using the straight-line method over periods ranging from three to ten years, representing the estimated useful lives of the assets.

During the year ended December 31, 2009, we recorded intangible asset additions of $315,000 related to internally developed patents and trademarks. In addition, we abandoned patents with a net book value of $100,000 in the same period.

During the year ended December 31, 2008, we recorded intangible asset additions of $481,000 related to internally developed patents and trademarks. In addition, we recorded $8.1 million of developed technology and $799,000 of customer relationships acquired in connection with our acquisition of Axsun. See Note 2 “Acquisitions” for more information.

Intangible assets subject to amortization, by major class, consist of the following (in thousands):

	December 31, 2009
	Cost	Accumulated Amortization	Net	Weighted- Average Life (in years)
Developed technology	$20,565	$13,382	$7,183	7.3
Licenses	7,034	4,747	2,287	10.0
Customer relationships	2,473	1,788	685	6.7
Patents and trademarks	2,231	900	1,331	6.9
Assembled workforce	274	137	137	4.0

	$32,577	$20,954	$11,623	7.6

	December 31, 2008
	Cost	Accumulated Amortization	Net	Weighted- Average Life (in years)
Developed technology	$20,565	$10,551	$10,014	7.3
Licenses	7,034	4,094	2,940	10.0
Customer relationships	2,473	1,415	1,058	6.7
Patents and trademarks	2,082	663	1,419	7.5
Assembled workforce	274	69	205	4.0

	$32,428	$16,792	$15,636	7.6

We recorded amortization of intangible assets totaling $4.2 million, $3.1 million and $3.1 million for years ended December 31, 2009, 2008 and 2007, respectively.

The estimated future amortization expense of purchased intangible assets at December 31, 2009, is as follows (in thousands):

2010	$2,071
2011	2,071
2012	2,003
2013	1,671
2014	1,067
Thereafter	2,740

$11,623

Accrued Warranty

Accrued warranty liability is included in accrued expenses and other current liabilities in the consolidated balance sheets. The change in the accrued warranty liability for the years ended December 31, 2009, 2008 and 2007 is summarized in the following table (in thousands):

	Years Ended December 31,
	2009	2008	2007
Balance at beginning of year	$1,104	$1,129	$706
Acquired from Axsun	—	167	—
Warranties issued	1,844	1,869	2,342
Settlements	(1,789)	(2,061)	(1,919)

Balance at end of year	$1,159	$1,104	$1,129

Restructuring Activity

In June 2009, we implemented a restructuring plan to consolidate our resources for the research and development of our OCT technology. As part of the restructuring plan, our facility in San Antonio, Texas will be closed and relocated to our Billerica, Massachusetts facility by March 31, 2010. As a result, 20 employees were impacted by the restructuring plan. One-time termination benefits included relocation or a separation agreement including severance payments, continuing medical benefits, and outplacement assistance. At December 31, 2009, 16 employees had entered into separation agreements. Service requirements vary under each separation agreement and we anticipate all terminations will occur by March 31, 2010.

We have accounted for the restructuring plan in accordance with FASB ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”). Consistent with ASC 420, we accrued relocation costs and the costs of one-time termination benefits to employees who will not be required to render service beyond a minimum retention period of 60 days. The remaining one-time termination benefits will be recorded to expense ratably over required service periods. As a result, we recorded $429,000 as research and development expense during the year ended December 31, 2009. We currently estimate we will incur additional restructuring costs of approximately $470,000 in the first quarter of 2010 as selling, general and administrative expense for the termination of an operating lease and other contract costs in the period we cease to use rights conveyed by the contract. We are assessing the potential alternatives available to us to help defray these costs, such as a potential sub-lease, and will update our estimate as additional information becomes available. Other research and development expenses of approximately $100,000 related to our restructuring plan, such as disposals of long-lived assets and moving costs incurred as a result of these activities will be recorded as they are incurred. In total, we expect to incur approximately $1.0 million of costs related to our restructuring plan by March 31, 2010.

Our restructuring liability included in accrued expenses and other current liabilities (in thousands) is detailed as follows:

Year Ended December 31, 2009
Balance at beginning of year	$—
Additions:
One-time termination benefits	347
Relocation costs	82
Cash payments	(274)

Balance at end of year	$155

Debt & Capital Lease Obligations

We lease certain equipment under capital lease arrangements. See Note 4 “Commitments and Contingencies” for more information. At December 31, 2009, our long-term debt is composed entirely of our capital lease obligations.

In September 2003, to provide working capital and for general corporate purposes, we entered into a Loan and Security Agreement with a venture capital company providing for a maximum borrowing of $7.0 million, bearing interest at 13.7% per annum, payable monthly. The loan matured in February 2008.

In connection with our acquisition of Axsun, we assumed a Loan and Security Agreement with a term loan outstanding in the amount of $151,000, bearing interest at 4.75% per annum, payable monthly. The loan was subsequently paid in full in January 2009. In addition, the Loan and Security Agreement provided for a revolving credit facility of up to $4.0 million, bearing interest at 3.25% per annum at December 31, 2008, that was scheduled to renew in August 2009. In April, 2009, the Loan and Security Agreement was terminated. At December 31, 2008, no amounts were outstanding under the revolving credit facility and $3.7 million was available for borrowing. The Loan and Security Agreement was collateralized by substantially all of the assets of Axsun excluding intellectual property and contained various covenants and restrictions on Axsun’s business, including a requirement to maintain a liquidity ratio of 1.25 to 1 and restrictions on the payment of dividends.

Our debt consists of the following (in thousands):

	December 31,
	2009	2008
Term loans	$—	$151
Capital lease obligations	160	91

	160	242
Current portion and short-term debt	(50)	(208)

Long-term debt	$110	$34

4. Commitments and Contingencies

Litigation

On January 7, 2009, LightLab Imaging, Inc. (“LightLab”) filed a complaint against us and our wholly-owned subsidiary, Axsun, in the Superior Court of Massachusetts, Suffolk County, seeking injunctive relief and unspecified damages. LightLab develops and sells OCT products for cardiovascular imaging and other medical uses. LightLab is a wholly owned subsidiary of Goodman, a distributor of our IVUS and FM products in Japan until that relationship was terminated in July 2009.

Prior to our acquisition of Axsun, Axsun had entered into a development and supply agreement, or Agreement, with LightLab, in which, among other things, Axsun agreed to exclusively supply tunable lasers to LightLab for use in LightLab’s OCT imaging products until April 2016, with exclusivity in the field of coronary artery imaging expiring in April 2014. Since the acquisition, Axsun has continued to supply lasers to LightLab. The complaint includes allegations that Volcano interfered with the Agreement and with LightLab’s advantageous business relationship with Axsun, that Axsun breached the Agreement, that Axsun and Volcano misappropriated LightLab’s confidential information and trade secrets, and violated Chapter 93A, a Massachusetts statute that provides for recovery of up to three times damages plus attorneys fees (M.G.L. 93A).

The Judge ordered that the trial proceed in separate phases, with a jury trial first on liability, followed by a jury trial on damages, and then non-jury hearings on liability under M.G.L. 93A and on injunctive relief. The jury trial on liability commenced on January 4, 2010 and the jury returned a verdict on February 4, 2010 that included findings that the contract specification for the laser Axsun supplies to LightLab is a trade secret of LightLab, that Axsun agreed not to sell any tunable lasers for use in cardiology imaging to any third party during the exclusivity period in the contract, and that Axsun breached its contract with LightLab. The jury further found that Volcano intentionally interfered with LightLab’s advantageous business relationship with Axsun.

The trial was only on issues of liability and the jury awarded no damages. The court has ordered the damages trial to commence on March 22, 2010. The court requested that the parties propose an appropriate modification to the terms of the existing preliminary injunction, but no revised preliminary injunction has been entered by the court. We intend to appeal the jury verdict and are not in the position to estimate the possible loss attributable to this verdict.

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

Licenses

In July 2003, we entered into a license agreement whereby we were granted the rights to certain IVUS technology and patents for total consideration of $6.5 million. This license fee is recorded as an intangible asset and is being amortized over the estimated useful lives of the patents and technology of ten years. In addition, we are paying royalties during the license period related to the sale of our products using the licensed technology. The royalties are calculated on a per unit basis using a sliding scale. During the years ended December 31, 2009, 2008 and 2007, royalty expense related to the use of this licensed technology of $690,000, $795,000, and $243,000, respectively, is recorded in cost of revenues.

In April 2002, we entered into a license agreement with a medical research clinic whereby we were granted a license to certain patents and technology. During the years ended December 31, 2009, 2008 and 2007, we recorded royalty expense of $415,000, $375,000, and $278,000, respectively, in cost of revenues related to this agreement.

We have entered into certain other licensing agreements with third parties which require us to make annual royalty payments based on either a minimum dollar amount or as a percentage of net sales, which ever is higher. None of these other agreements are material to our consolidated results of operations or financial position.

Leases

We lease our domestic and foreign facilities and other equipment under non-cancelable capital and operating lease agreements, which expire at various dates through 2014. In addition to the minimum future lease commitments presented below, the leases generally require that we pay property taxes, insurance, maintenance and repair costs. Certain leases also contain escalation clauses and renewal option clauses calling for increased rents. Where a lease contains an escalation clause or a concession such as a rent holiday, rent expense is recognized using the straight-line method over the term of the lease.

At December 31, 2009, future minimum lease commitments under non-cancelable leases are as follows (in thousands):

Year Ending December 31,	Capital	Operating
2010	$75	$5,148
2011	67	4,846
2012	67	3,415
2013	—	3,115
2014	—	2,880

Net minimum lease payments	$209	$19,404

Less:
Amounts representing interest	49
Current	50

Long-term	$110

Total rental expense was $5.7 million, $3.3 million, and $2.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Purchase Commitments

We have obligations under non-cancelable purchase commitments for inventory; primarily raw materials. At December 31, 2009, the future minimum payments under these non-cancelable purchase commitments totaled $15.1 million. Approximately $14.9 million of these commitments will require payment prior to December 31, 2010 and the remaining amount will require payments at various dates through December 31, 2011.

In October 2007, we signed a clinical research support agreement with a third party in which the third party will conduct clinical studies concerning drug eluting stents. We have agreed to provide a total of $4.6 million to fund clinical study activities. At December 31, 2009, we have a remaining obligation of up to $3.9 million and we will be billed as services are performed under the agreement. In addition, we have entered into agreements with other third parties to sponsor clinical studies. Generally, we contract with one or more clinical research sites for a single study and no one agreement is material to our consolidated results of operations or financial condition. We are usually billed as services are performed based on enrollment and are required to make payments over periods ranging from less than one year up to three years. Our actual payments under these agreements will vary based on enrollment. At December 31, 2009, we estimate our contractual obligations related to these clinical studies are approximately $1.4 million over the next three years.

Indemnification

Our supplier, distributor and collaboration agreements generally include certain provisions for indemnification against liabilities if our products are recalled, infringe a third-party’s intellectual property rights or cause bodily injury due to alleged defects in our products. In addition, we have agreements with our executive officers and Board of Directors indemnifying them against liabilities arising from actions taken against us. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

5. Stockholders’ Equity

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock at $0.001 par value per share.

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of undesignated preferred stock at $0.001 par value per share. The Board of Directors may determine the rights, preferences, privileges, qualifications, limitations and restrictions granted or imposed upon any series of preferred stock. As of December 31, 2009, no preferred stock was outstanding.

Equity Compensation Plans

In October 2005, our stockholders approved the 2005 Equity Compensation Plan (“the 2005 Plan”). Upon adoption of the 2005 Plan, issuance of stock awards under our 2000 Long Term Incentive Plan ceased.

On July 29, 2009, our stockholders approved an amendment and restatement of our 2005 Plan and the plan was renamed to the Amended and Restated 2005 Equity Compensation Plan (the “2005 Amended Plan”). The 2005 Amended Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards (“RSU”), performance stock awards, performance cash awards and other stock awards. The 2005 Amended Plan does not allow repricing of stock options without express approval of the stockholders and clarifies that a change in control must actually occur in order for change in control benefits to be realized. Under the 2005 Amended Plan, an aggregate of 13,712,558 shares of our common stock may be issued or transferred to our employees, non-employee directors and consultants, representing an increase of 2,050,000 shares over the 2005 Plan. Commencing July 29, 2009, the number of shares of common stock available for issuance under the 2005 Amended Plan (the “Available Shares”) will be reduced by one share for each share of stock issued pursuant to a stock option or a stock appreciation right and reduced by one and sixty-three hundredths (1.63) shares for each share of common stock issued pursuant to a restricted stock award, RSU, performance stock award or other stock award.

The maximum term of options granted under the 2005 Amended Plan is seven years. For an initial grant to an employee, 25% of the options generally vest on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years. For subsequent grants to an employee, the options generally vest monthly over a four-year term. We may grant options that are exercisable immediately regardless of the vesting status of the option with us retaining a right to repurchase exercised unvested shares at the original exercise price of the option. Recipients of stock options shall be eligible to purchase shares of our common stock at an exercise price no less than the estimated fair market value of such stock on the date of grant.

At December 31, 2009, we have granted stock options and RSUs under the 2005 Amended Plan and we have granted stock options under the 2000 Long Term Incentive Plan (the “2000 Plan”). Commencing in October 2005, stock options, restricted stock awards, and RSUs have been granted under the 2005 Plan. Stock options previously granted under the 2000 Plan and RSUs previously granted under the 2005 Plan that are cancelled or expire will increase the Available Shares. Such RSUs will increase the Available Shares by one and sixty-three hundredths (1.63) shares for each share of common stock subject to the original award. Shares net exercised or retained to cover a participant’s minimum tax withholding obligations will not again become available for issuance under the 2005 Amended Plan. At December 31, 2009, 3,734,679 shares remained available to grant under the 2005 Amended Plan.

Stock Option Activity

Stock option activity for the year ended December 31, 2009 is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	5,957,995	$10.62
Granted	845,666	13.94
Exercised	(669,182)	3.66
Forfeited or expired	(621,021)	17.04

Outstanding and exercisable at December 31, 2009	5,513,458	11.25	4.9	$36,248

Vested and expected to vest at December 31, 2009	5,396,421	11.17	4.8	35,913

Options outstanding at December 31, 2009 are summarized as follows:

	Options Outstanding and Exercisable			Vested Options
	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$0.33	1,011,961	4.2	$0.33	1,011,837	$0.33
$0.83—$8.36	897,293	5.0	6.11	897,293	6.11
$8.50—$12.96	907,810	4.9	12.18	454,916	11.89
$13.16—$14.00	801,886	6.1	13.66	180,646	13.48
$14.52—$18.44	706,832	5.6	15.80	232,967	16.49
$19.11	926,762	4.0	19.11	677,287	19.11
$19.77—$21.07	260,914	4.3	20.41	179,269	20.44

$0.33—$21.07	5,513,458	4.9	11.25	3,634,215	9.38

Non-vested stock option activity for the year ended at December 31, 2009 is as follows:

	Non-vested Stock Options	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2008	2,584,281	$7.15
Granted	845,666	5.92
Vested	(1,112,667)	6.72
Forfeited or expired	(438,037)	7.15

Outstanding at December 31, 2009	1,879,243	6.64

The weighted-average grant date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $5.92, $6.04 and $9.18, respectively.

Restricted Stock Unit Activity

RSU activity for the year ended December 31, 2009 is as follows:

Restricted Stock Units
Outstanding at December 31, 2008	362,811
Granted	500,000
Vested	(90,648)
Forfeited or expired	(38,265)

Outstanding at December 31, 2009	733,898

These time-vested RSUs entitle the holder to shares of common stock as the units vest in equal annual installments over a four-year period. The weighted-average grant-date fair value of each RSU granted during the year ended December 31, 2009 and 2008 was $13.69 and $12.95, respectively.

During the year ended December 31, 2009, we released 90,648 shares of common stock based on the vesting terms of certain RSU agreements. In order for employees to satisfy minimum statutory tax withholding obligations upon releases of common stock underlying these RSU agreements, we repurchased 27,841 shares of common stock at the fair value on their respective release dates at a weighted-average fair value of $14.93 per share. There was no common stock held in treasury as of December 31, 2009.

Employee Stock Purchase Plan Activity

In June 2007, our stockholders approved the adoption of our 2007 Employee Stock Purchase Plan (“Purchase Plan”). The Purchase Plan provides eligible employees the opportunity to purchase shares of our common stock at the lower of up to 85% of the fair market value on the first or last day of the applicable offering period, by having withheld from their salary an amount up to 15% of their compensation, without paying brokerage fees or commissions on purchases. Our Purchase Plan is deemed to be compensatory, and therefore, Purchase Plan expense has been included in our consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007. We pay for the administrative expenses of the Purchase Plan. No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year, nor may purchase more than 750 shares in any six-month purchase period.

Commencing January 1, 2008, common stock reserved for issuance under the Purchase Plan automatically increases by the lower of 1 1/2% of our outstanding common stock or 600,000 shares on the first day of January of each year. In November 2008 and 2009, the Board of Directors exercised its right not to increase the number of shares of common stock available for issuance under the Purchase Plan that was scheduled to occur on January 1, 2009 and January 1, 2010, respectively. As a result, at December 31, 2009, the number of shares of common stock reserved for issuance under the Purchase Plan remained at 1,100,000 and 773,664 shares of common stock were available for issuance under the Purchase Plan.

During the years ended December 31, 2009 and 2008, 175,323 and 151,013 shares, respectively, were purchased at an average per share price of $12.11 and $10.36, respectively. No shares were purchased during the year ended December 31, 2007.

Fair Value Assumptions

The fair value of each stock option is estimated on the date of grant using the Black-Scholes model utilizing the following weighted-average assumptions:

	Years Ended December 31,
	2009	2008	2007
Risk-free interest rate	2.1%	2.9%	4.7%
Expected life (years)	5.0	5.0	4.5
Estimated volatility	46.2%	49.3%	51.7%
Expected dividends	None	None	None

The risk-free interest rate for periods within the contractual life of the stock option is based on the implied yield available on U.S. Treasury constant maturity securities with the same or substantially equivalent remaining terms at the time of grant.

For options granted January 1, 2006 through December 31, 2007, we adopted a temporary “shortcut approach” as permitted by Staff Accounting Bulletin No. 107 to develop an expected life of an employee stock option. Under this approach, the expected life is presumed to be the mid-point between the vesting date and the contractual end of the option term. Since, January 1, 2008, we have used our historical stock option exercise experience to estimate the expected term of our stock options.

Estimated volatility was calculated using the historical volatility of the common stock of comparable companies using weekly price observations over a period generally commensurate with the expected term of our options. We did not exclude any period due to discrete historical events. We use the historical volatility of similar companies due to the limited trading history of our common stock. Since the completion of our initial public offering, we have also included the weekly price observations of our common stock, weighted for the number of price observations, in our estimate of volatility. We also evaluate, at least annually, whether circumstances have changed such that the identified entities are no longer similar to us, and remove or replace the peer company in our analysis. We will continue to assess the appropriateness of our methodology for future periods.

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

The first offering period under the Purchase Plan commenced in September 2007. The fair value of each purchase option under the Purchase Plan is estimated at the beginning of each purchase period using the Black-Scholes model utilizing the following weighted-average assumptions:

	Years Ended December 31,
	2009	2008	2007
Risk-free interest rate	0.6%	2.5%	4.2%
Expected life (years)	0.5	0.5	0.5
Estimated volatility	61.2%	49.2%	49%
Expected dividends	None	None	None
Fair value of purchase right	$4.66	$3.64	$4.70

The computation of the expected volatility assumption used in the Black-Scholes model for purchase rights is based on the trading history of our common stock. The expected life assumption is based on the six-month term of each offering period. The risk-free interest rate is based on the U.S. Treasury constant maturity securities with the same or substantially equivalent remaining term in effect at the beginning of the offering period. We use a zero value for the expected dividend value factor since we have not declared any dividends in the past and we do not anticipate declaring any dividends in the foreseeable future.

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense included in our consolidated statements of operations (in thousands):

	Years Ended December 31,
	2009	2008	2007
Cost of revenues	$809	$810	$621
Selling, general and administrative	8,604	6,957	4,919
Research and development	1,472	1,770	1,151

	$10,885	$9,537	$6,691

Included in our stock-based compensation expense is $271,000, $230,000 and $341,000 of stock-based compensation expense related to non-employees in the years ended December 31, 2009, 2008 and 2007, respectively. In the years ended December 31, 2009, 2008 and 2007, we recorded $841,000, $560,000 and $232,000, respectively, of stock-based compensation expense related to the Purchase Plan. At December 31, 2009 and 2008, there was $265,000 and $266,000, respectively, of total stock-based compensation cost capitalized in inventories.

We estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rates in the years ended December 31, 2009, 2008 and 2007 are based on our historical forfeiture experience.

We have not recognized, and we do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the valuation allowance on our net deferred tax assets.

The total intrinsic value of stock options exercised during the year ended December 31, 2009, 2008 and 2007 was $7.4 million, $9.1 million and $19.8 million, respectively, and represents the difference between the exercise price of the option and the fair value of our common stock on the dates exercised. At December 31, 2009, there was $11.7 million, $8.2 million, and $122,000 of total unrecognized employee compensation cost related to stock options, RSUs and the Purchase Plan, respectively, which is expected to be recognized over a weighted average of 2.2 years, 2.8 years, and 0.2 years, respectively.

Accumulated Other Comprehensive Loss

The following table summarizes the components of our accumulated other comprehensive loss (in thousands):

	December 31,
	2009	2008
Unrealized (loss) gain on available-for-sale investments	$(6)	$66
Accumulated foreign currency translation adjustments	(4,073)	(3,142)

	$(4,079)	$(3,076)

6. Income Taxes

The provisions for income tax expense are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Current:
Federal	$(148)	$—	$—
State	133	105	133
Foreign	1,492	754	391

	$1,477	$859	$524

Deferred:
Federal	$(4,678)	$1,838	$(1,471)
State	630	172	(260)
Foreign	(696)	(986)	(813)

	$(4,744)	$1,024	$(2,544)

Valuation allowance	$4,454	$(1,263)	$2,544

Provision for income taxes	$1,187	$620	$524

Losses before income taxes include losses relating to non-U.S. operations of $738,000, $150,000, and $2.0 million in the years ended December 31, 2009, 2008 and 2007, respectively.

Provisions for income taxes in the accompanying consolidated statements of operations differ from the expense calculated by applying the U.S. federal statutory income tax rate of 35% to loss before provision for income taxes due to the following (in thousands):

	Years Ended December 31,
	2009	2008	2007
U.S. federal statutory income tax benefit	$(9,718)	$(4,580)	$(9,118)
State income tax benefit, net of federal income tax expense	717	240	(173)
Valuation allowance	4,303	1,107	725
Foreign tax rate differential	1,750	(176)	281
Credits	(1,097)	(558)	(587)
In-process research and development	4,911	4,334	9,166
Other	321	253	230

	$1,187	$620	$524

The components of our deferred tax assets are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryovers	$22,722	$25,362
Tax credit carryovers	6,248	4,868
Depreciation and amortization	1,391	(1,503)
Accruals and deferred revenue	3,455	2,542
Stock-based compensation expense	6,416	5,261
Other, net	2,100	1,060

Total deferred tax assets	42,332	37,590
Valuation allowance	(41,724)	(37,270)

	$608	$320

A valuation allowance has been established within the U.S. and selected international jurisdictions to offset deferred tax assets, as realization of such assets is uncertain.

As a result of certain realization requirements of ASC 718, the table of deferred tax assets shown above does not include certain deferred tax assets at December 31, 2009 and 2008 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by approximately $22.0 million if and when such deferred tax assets are ultimately realized. We use tax law ordering for purposes of determining when excess tax benefits have been realized.

At December 31, 2009, we have federal and state net operating loss carryforwards of approximately $68.0 million and $29.0 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2020 and 2012, respectively, unless previously utilized. In addition, we have federal and state research and experimentation tax credit carryforwards of approximately $4.1 million and $3.3 million, respectively. The federal credits begin to expire in 2022. The state credits carry forward indefinitely. Foreign net operating losses are approximately $14.0 million.

Pursuant to Internal Revenue Code Section 382, use of net operating loss carryforwards related to acquisitions of approximately $29.0 million is limited. These carryforwards will expire if we are unable to generate sufficient taxable income within the carryforward period.

Uncertain Tax Positions

As discussed in Note 1 “Summary of Significant Accounting Policies,” we adopted new accounting principles on accounting for uncertain tax positions in 2007. Under these principles, tax positions are evaluated in a two-step process. We first determine whether it is more-likely-than-not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to be recognized in the financial statements. The tax position is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement.

At December 31, 2009, the total amount of gross unrecognized tax benefits was approximately $578,000, which, if recognized, would affect our effective tax rate.

The aggregate changes in the balance of gross unrecognized tax benefits, which includes interest and penalties, for year ended December 31, 2009, is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Balance at beginning of year	$313	$213	$—
Increases related to tax positions taken during the current year	264	93	213
Increases related to tax positions taken during a prior period	1	7	—

Balance at end of year	$578	$313	$213

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

The following table sets forth our revenues by segment and product expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Years Ended December 31,			Percentage Change
	2009	2008	2007	2008 to 2009	2007 to 2008
Medical segment:
Consoles	$39,438	$40,068	$28,911	(1.6)%	38.6%
Single-procedure disposables:
IVUS	131,360	107,963	85,538	21.7	26.2
FM	31,125	17,388	12,260	79.0	41.8
Other	9,770	5,498	3,905	77.7	40.8

Sub-total medical segment	211,693	170,917	130,614	23.9	30.9
Telecom segment	16,174	578	—	2,698.3	n/a

	$227,867	$171,495	$130,614	32.9%	31.3%

The following table sets forth our revenues by geography expressed as dollar amounts (in thousands) and the changes in revenues in the specified periods expressed as percentages:

	Years Ended December 31,			Percentage Change
	2009	2008	2007	2008 to 2009	2007 to 2008
Revenues (1):
United States	$110,502	$87,513	$66,411	26.3%	31.8%
Japan	47,609	43,582	35,186	9.2	23.9
Europe, the Middle East and Africa	52,339	33,197	23,995	57.7	38.3
Rest of world	17,417	7,203	5,022	141.8	43.4

	$227,867	$171,495	$130,614	32.9	31.3

(1)	Revenues are attributed to geographies based on the location of the customer, except for shipments to original equipment manufacturers, which are attributed to the country of the origin of the equipment distributed.

Approximately 59% of our long-lived assets, excluding financial assets, are located in the U.S., approximately 33% are located in Japan, and less than 10% are located in our remaining geographies.

8. Employee Benefits

Defined Contribution Plans

We have a defined contribution 401(k) plan for our U.S. employees who are at least 21 years of age. Employees are eligible to participate in the plan beginning on the first day of the month following their first date of hire. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation or as a fixed amount per pay period. Our contributions to the plan are discretionary. Beginning January 1, 2008, we match 25% of participant contributions up to a maximum of 6% of the participant’s annual salary. In addition, we added employees from Axsun to our plan during the year ended December 31, 2009. Matching contributions of $710,000 and $469,000 were made during the years ended December 31, 2009 and 2008, respectively. No matching contributions were made during the year ended December 31, 2007.

We also sponsor additional defined contribution plans for most of our European employees. Contributions under all plans were $315,000, $273,000 and $202,000 in the years ended December 31, 2009, 2008 and 2007, respectively.

9. Quarterly Information (Unaudited)

The following table sets forth our unaudited quarterly summary consolidated statements of operations in each of the quarters for the years ended December 31, 2009 and 2008. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited consolidated financial statements. This data should be read in conjunction with our consolidated financial statements and related notes. These operating results may not be indicative of results to be expected for any future period (amounts in thousands, except per share data).

	Quarter Ended				Year ended December 31
2009	March 31	June 30	September 30	December 31(1)
Revenue	$48,959	$54,042	$53,852	$71,014	$227,867
Gross profit	28,310	31,556	32,074	44,438	136,378
Operating loss	(6,591)	(5,816)	(6,437)	(12,002)	(30,846)
Net loss	(7,614)	(5,267)	(3,998)	(12,075)	(28,954)
Net loss per share–basic and diluted	$(0.16)	$(0.11)	$(0.08)	$(0.25)	$(0.60)
Includes the following stock-based compensation expense:
Cost of revenues	$211	$174	$217	$207	$809
Selling, general and administrative	2,080	2,308	2,024	2,192	8,604
Research and development	424	368	357	323	1,472

	Quarter Ended				Year ended December 31
2008	March 31	June 30(2)	September 30	December 31
Revenue	$36,647	$41,477	$44,118	$49,253	$171,495
Gross profit	23,018	25,772	27,537	30,875	107,202
Operating (loss) income	(5,626)	(14,345)	326	(18)	(19,663)
Net (loss) income	(2,326)	(13,481)	744	1,358	(13,705)
Net (loss) income per share:
Basic	$(0.05)	$(0.29)	$0.02	$0.03	$(0.29)
Diluted	$(0.05)	$(0.29)	$0.01	$0.03	$(0.29)
Includes the following stock-based compensation expense:
Cost of revenues	$191	$184	$222	$213	$810
Selling, general and administrative	1,501	1,794	1,798	1,864	6,957
Research and development	369	444	493	464	1,770

(1)	During the three months ended December 31, 2009, we recorded $14.0 million of IPR&D expense. Of this amount $11.0 million related to a milestone of the CardioSpectra acquisition and $3.0 million related to a milestone of the Novelis acquisition.

(2)	During the three months ended June 30, 2008, we recorded $12.2 million of IPR&D expense that was related to the May 15, 2008 acquisition of Novelis.

10. Subsequent Events

In January 2010, we paid $11.0 million to the former stockholders of CardioSpectra with the issuance of 609,360 shares of our common stock and $531,000 of cash for the milestone achieved in December 2009. See Note 2 “Acquisitions” for additional details.

In January 2010, we entered into a lease agreement for approximately 32,000 square feet of office space for our corporate headquarters in San Diego, California for which we are obligated to pay approximately $5.2 million of rent over a five year period commencing on August 1, 2010. The lease contains a rent escalation clause of approximately 3% per year in each of the successive years of the lease term. We also have the option to renew the lease for an additional three year period.

On January 4, 2010, a jury trial on liability alone commenced in the Superior Court of Massachusetts, Suffolk County, for the claims made by LightLab. On February 4, 2010, the jury returned a verdict that included the findings that the contract specification for the laser Axsun supplies to LightLab is a trade secret of LightLab, that Axsun agreed not to sell any tunable lasers for use in cardiology imaging to any third party during the exclusivity period in the contract, and that Axsun breached its contract with LightLab. The jury further found that Volcano intentionally interfered with LightLab’s advantageous business relationship with Axsun.

The trial was only on issues of liability and the jury awarded no damages. The court has ordered the damages trial to commence on March 22, 2010. The court requested that the parties propose an appropriate modification to the terms of the existing preliminary injunction, but no revised preliminary injunction has been entered by the court. We intend to appeal the jury verdict. We are not able to estimate the amount of a possible loss, if any, attributable to this verdict. See Note 4 “Commitments and Contingencies, Litigation” for more information.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2009, such disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during our last fiscal quarter. We expanded our internal controls over our operations in Japan related to new business processes and commenced the transfer of responsibilities for the execution of the controls to our finance team in Japan during the first quarter of 2009. We continued to develop and implement internal controls for our Japan operations through the end of fiscal 2009. In August 2009, we expanded our internal controls and implemented our enterprise resource planning system at Axsun. We continued to develop and implement internal controls for Axsun through the end of fiscal 2009. Although management believes our internal controls have been maintained or enhanced by these developments, there is a risk that deficiencies may exist and could constitute significant deficiencies or in the aggregate, a material weakness. There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2009 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the U.S. of America. Our internal control over financial reporting includes those policies and procedures that:

(1)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company,

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the U.S. of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2009. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessments and those criteria, management determined that the Company maintained effective internal control over financial reporting at December 31, 2009.

Attestation Report of the Registered Public Accounting Firm

Ernst & Young LLP, our independent registered public accounting firm that has audited our consolidated financial statements included herein, has issued an attestation report on our internal control over financial reporting, which report is included under Item 8 of this Annual Report on Form 10-K.

Item 9B.	Other Information

Vincent J. Burgess, Group President, Advanced Imaging Systems and Executive Vice President, Marketing and Business Development, resigned from all positions held with Volcano, effective March 5, 2010. In connection with his resignation, we entered into a Severance Agreement and Release with Mr. Burgess pursuant to which we agreed to provide Mr. Burgess the following severance benefits: (1) a single lump sum severance payment of $309,000; (2) extension of the post-termination exercise period applicable to vested and exercisable options held by Mr. Burgess so that such vested options remain exercisable until the earlier of (i) March 5, 2011 or (ii) the date such option would otherwise expire under its original terms; and (3) payment of premiums for continued coverage under Volcano’s health insurance programs through the earliest of (i) March 31, 2011; (ii) the date Mr. Burgess becomes eligible for coverage under the health insurance program of a subsequent employer; or (iii) such other date as Mr. Burgess ceases to be eligible for coverage, In exchange for these benefits, Mr. Burgess agreed that he is not eligible to any other severance benefits, including any benefits described in his February 10, 2010 employment agreement, and executed a general release of Volcano.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Board of Directors of the Registrant

Volcano’s Board of Directors is divided into three classes. Each class has a three-year term. Vacancies on the Board of Directors may be filled only by the affirmative vote of a majority of the remaining directors. A director elected by the Board of Directors to fill a vacancy in a class, including a vacancy created by an increase in the number of directors, shall serve for the remainder of the full term of that class and until the director’s successor is elected and qualified. Volcano’s Board of Directors presently has seven members and there is one vacancy. There are no family relationships, of first cousin or closer, among our directors and executive officers by blood, marriage, or adoption. The following is a brief biography of each of our current directors, as of March 1, 2010:

Class III Directors Whose Term Expires at the 2012 Annual Meeting of Stockholders

R. Scott Huennekens

R. Scott Huennekens, age 45, has served as Volcano’s President and Chief Executive Officer and as a member of Volcano’s Board of Directors since April 2002. From January 2000 to March 2002, Mr. Huennekens served as the President and Chief Executive Officer of Digirad Corporation, a medical imaging company. Mr. Huennekens holds a B.S. in Business Administration from the University of Southern California and an M.B.A. from Harvard Business School.

Lesley H. Howe

Lesley H. Howe, age 65, has served as a member of Volcano’s Board of Directors since October 2005. From December 2001 until May 2007, he served as Chief Executive Officer at Consumer Networks LLC, an Internet marketing and promotions company. Mr. Howe currently serves on the Board of Directors of Jamba, Inc., an owner and operator of fresh juice and smoothie retail stores, P.F. Chang’s China Bistro, Inc., an owner and operator of restaurants, NuVasive, Inc., a medical technology company, and DJO, Inc. a provider of orthopedic devices. From July 1967 to September 1997, Mr. Howe held several positions at KPMG Peat Marwick LLP, an international auditing and accounting firm, and served as area managing partner/managing partner of their Los Angeles office from May 1994 to September 1997. Mr. Howe holds a B.S. in Accounting from the University of Arkansas and is a certified public accountant (inactive).

Ronald A. Matricaria

Ronald A. Matricaria, age 67, has served as a member of Volcano’s Board of Directors since October 2005. He served as Chairman of St. Jude Medical, Inc. from January 1995 to December 2002, and as President and Chief Executive Officer from April 1993 to May 1999. Mr. Matricaria currently serves on the boards of directors of Life Technologies Corporation, formerly known as Invitrogen Corporation, a life sciences company, and Hospira, Inc., a specialty pharmaceuticals company. He is also Trustee emeritus of the University of Minnesota Foundation. Mr. Matricaria holds a bachelor’s degree from the Massachusetts College of Pharmacy and was awarded an honorary doctorate degree in Pharmacy in recognition of his contribution to the practice of pharmacy.

Class I Directors Whose Term Expires At the 2010 Annual Meeting of Stockholders

Kieran Gallahue

Kieran T. Gallahue, age 46, has served as a member of Volcano’s Board of Directors since July 2007. Since January 2008, Mr. Gallahue has served as Chief Executive Officer and a director of ResMed Inc., a publicly-traded developer, manufacturer and marketer of products for the treatment of sleep-disordered breathing and other respiratory disorders. Since September 2004, Mr. Gallahue has served as President (ResMed Global) of ResMed Inc. From January 2003 to September 2004, Mr. Gallahue served as President and Chief Operating Officer (ResMed Americas) of ResMed Inc. From 1997 to 2003, Mr. Gallahue served in various capacities with Nanogen, Inc., a DNA research and medical diagnostics company, including as President, Chief Financial Officer and Vice President of Strategic Marketing. Prior to 1997, he held a variety of sales, marketing and financial roles at Instrumentation Laboratory, Procter & Gamble and the General Electric Company. Mr. Gallahue holds a B.A. from Rutgers University and an M.B.A. from Harvard Business School.

Alexis V. Lukianov

Alexis V. Lukianov, age 54, has served as a member of Volcano’s Board of Directors since December 2007. Since July 1999, Mr. Lukianov has served NuVasive, Inc. as its President and a director, and since February 2004, Mr. Lukianov has served as Chairman of the Board and Chief Executive Officer of NuVasive, Inc. NuVasive, Inc. is a publicly-traded medical device company focused on the design, development and marketing of products for the surgical treatment of spine disorders. From April 1996 to April 1997, Mr. Lukianov was a founder of and served as Chairman of the Board and Chief Executive Officer of BackCare Group, Inc., a spine physician practice management company. From January 1990 to October 1995, Mr. Lukianov held a variety of senior executive positions including President with Medtronic Sofamor Danek, Inc., a developer and manufacturer of medical devices to treat disorders of the cranium and spine, and a subsidiary of Medtronic, Inc., a publicly-traded medical technology company. Mr. Lukianov also serves on the boards of BIOCOM, Medical Device Manufacturers Association and Ophthonix, Inc., a privately-held company focused on vision correction technology.

John Onopchenko

John Onopchenko, age 51, rejoined Volcano’s Board of Directors in June 2007. He is a founder and Managing Director of Synergy Life Science Partners, L.P., a venture capital firm. From 2000 to 2006, Mr. Onopchenko was Vice President, Venture Investments, with Johnson & Johnson Development Corporation, and served as a member of Volcano’s Board of Directors from 2002 to 2006. From 1996 to 1999, he served as Vice President and a member of the board of directors of Advanced Sterilization Products, a division of Johnson & Johnson. Mr. Onopchenko serves on the boards of directors of various private companies in the healthcare and life sciences industry. Mr. Onopchenko holds a masters degree in Business from the University of Chicago, Graduate School of Business and a B.S. from Ursinus College.

Class II Directors Whose Term Expires at the 2011 Annual Meeting of Stockholders

Connie R. Curran, RN, Ed.D.

Connie R. Curran, RN, Ed.D. age 62, has served as a member of Volcano’s Board of Directors since April 2007. She is currently the President of Curran Associates, a healthcare consulting company. From September 2003 to July 2006, Dr. Curran served as the Executive Director of C-Change, formerly the National Dialogue on Cancer, a health advocacy organization. From February 2002 until September 2003, Dr. Curran engaged in various consulting activities. From 1995 to 2000, Dr. Curran served as President and Chief Executive Officer of CurranCare, LLC, a healthcare consulting company. Upon the acquisition of CurranCare by Cardinal Health Consulting Services, a consulting company with expertise in surgical services, hospital operations and case management and home care, in November 2000, Dr. Curran served as the President of Cardinal Health Consulting Services until February 2002. Dr. Curran currently serves on the boards of directors at Hospira, Inc., a specialty pharmaceuticals company, and DeVry Inc., an education company. Dr. Curran holds a master’s degree in medical-surgical nursing from DePaul University, a doctorate in educational psychology from Northern Illinois University and is also a graduate of the Harvard Business School program for company owners and presidents.

Michael J. Coyle

Michael J. Coyle, age 47, was appointed to the Board of Directors in April 2009. Since December 2009, he has served as Executive Vice President and Group President of the Cardiology Group for Medtronic, Inc., a medical device company specializing in the development, manufacturing and global sales of cardiovascular devices. From 2001 through December 31, 2007, he was president of the Cardiac Rhythm Management Division of St. Jude Medical, Inc., a medical device company specializing in the development and manufacturing of cardiovascular devices. Mr. Coyle joined St. Jude Medical as director of Business Development in 1994 and was appointed president of the Daig Division, a specialty catheter business, in 1997. Previously, Mr. Coyle spent nine years in business and technical management positions in the medical device and pharmaceutical divisions of Eli Lilly & Company. Mr. Coyle was a director of VNUS Medical Technologies, Inc., a publicly traded medical device company, from 1995 to 2009. He holds a B.S. in Chemical Engineering from Case Western Reserve University and an M.B.A. from the Wharton School of the University of Pennsylvania.

Roy T. Tanaka

Roy T. Tanaka, age 62, was appointed to the Board of Directors in April 2009. From 2004 through 2008, Mr. Tanaka served as the Worldwide President of Biosense Webster, Inc. for Johnson & Johnson. Mr. Tanaka joined Johnson & Johnson as the U.S. President of Biosense Webster, Inc. in 1997. From 1992 to 1997, he served in a variety of senior management positions at Sorin Biomedical, Inc., including President and Chief Executive Officer. From 1989 to 1992, Mr. Tanaka served in Vice President roles with Shiley, a division of Pfizer Inc. Mr. Tanaka has been a director of Tomotherapy, Inc., a publicly traded medical device company, since 2008. Mr. Tanaka received a B.S. in Mechanical Engineering from Purdue University and an M.B.A. from Illinois Benedictine College.

Executive Officers of the Registrant

The names and business experience of Volcano’s executive officers who are not also a director of Volcano are set forth below, as of March 5, 2010:

Name	Age	Position
John T. Dahldorf	53	Chief Financial Officer and Secretary
Joseph M. Burnett	33	Executive Vice President and Managing Director of Japan
Jorge J. Quinoy	55	Executive Vice President, Global Sales
Michel E. Lussier	53	President of Volcano Europe and Clinical and Scientific Affairs
David Sheehan	46	President of the IVUS & FM Business Unit

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

Joseph M. Burnett

Joseph M. Burnett has served as Executive Vice President since March 2010. Prior to this role, he was Vice President of Global Marketing, and Business Unit leader for both the Image Guided Therapy and the Functional Measurement Businesses. Mr. Burnett joined Volcano in November 2004 and has held numerous Product

Development, Marketing, Training and Education roles over the past five years. Prior to joining Volcano, Mr. Burnett was an engineer and marketing manager at Guidant from September 1999 to November 2004. Mr. Burnett received a B.S.E. in Biomedical Engineering from Duke University and an M.B.A. from the Fuqua School of Business at Duke University.

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

Changes to Procedures for Stockholders to Recommend Nominees to the Board of Directors

There were no material changes made during fiscal 2009 to the procedures by which stockholders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors maintains a standing Audit Committee, which monitors and oversees Volcano’s corporate accounting and financial reporting processes and audits of Volcano’s financial statements. Three directors currently comprise the Audit Committee: Mr. Howe, Mr. Gallahue and Mr. Coyle. Mr. Howe serves as chairperson of the Audit Committee. Volcano’s Board of Directors has determined that all members of Volcano’s

Audit Committee meet the independence requirements of Rule 10A-3 of the Securities Exchange Act of 1934 and NASDAQ listing standards with respect to audit committee members. Volcano’s Board of Directors has also determined that Mr. Howe qualifies as an “audit committee financial expert” within the meaning of SEC regulations and NASDAQ listing standards. In making this determination, our Board of Directors considered the nature and scope of experience Mr. Howe has had with reporting companies as a certified public accountant and his employment in the audit and accounting sector with KPMG Peat Marwick LLP. Effective April 1, 2010, the Audit Committee will be comprised of Mr. Howe, Mr. Matricaria and Mr. Coyle, with Mr. Howe continuing his service as chairperson.

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

To Volcano’s knowledge, based solely on a review of the copies of such reports furnished to Volcano and written representations that no other reports were required, during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

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

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section discusses the material principles underlying our overall executive compensation policies and practices and our decisions regarding executive compensation during 2009, as well as the most important factors relevant to an analysis of these policies, practices and decisions. Our Compensation Discussion and Analysis provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our named executive officers (as described in the section entitled “Summary Compensation Table” below) and places in perspective the data presented in the tables and other quantitative information that follows this section.

General Philosophy

The compensation of our named executive officers is designed to provide a competitive mix of compensation elements to attract, as needed, individuals with the skills necessary for us to achieve our business plan and team goals, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above our expectations. Our executive officers’ compensation for 2009 has three primary components—base salary, cash incentive bonus and stock-based awards. In addition, we provide our executive officers with benefits that are generally available to our non-executive employees.

Our executive officers’ total compensation is determined based on the performance of the company, including annual revenue growth, performance to plan and execution of individual, team and corporate-wide strategic initiatives. Base salaries are typically determined at the beginning of the fiscal year. For 2009, the Compensation Committee established the base salary of each of our executive officers at a level it believes enables us to hire and retain highly qualified individuals and rewards satisfactory individual performance and a satisfactory level of contribution to the respective individuals’ team goals and our overall business goals. The Compensation Committee’s assessment of the company’s and individuals’ performance in the previous fiscal year also impacts base salary decisions for the following year. The Compensation Committee also reviews and takes into account the base salaries paid by other comparable publicly traded companies—companies with which we believe we compete for talent. These “peer group” companies, which are described in the section entitled “Compensation Committee Processes and Procedures” below, are comprised of representative U.S.-based medical device and medical equipment and supply companies similar to Volcano based on market capitalization and revenues. The Compensation Committee designed the cash incentive bonus program to focus our executive officers on achieving key operational and/or financial objectives within a yearly time horizon. We use stock-based awards to reward long-term performance. These stock-based awards are intended to produce significant value for each executive officer if our performance is outstanding and if the executive officer has an extended tenure with us.

We designed the cash incentive bonuses to focus our executive officers on the Company’s 2009 revenue and operating income as well as achieving key company-wide operational and/or financial objectives, which we refer to as our “key factors of success,” within an annual time horizon. Our management establishes a pool for cash bonuses in conjunction with the preparation of its annual operating budget. The pool is presented to, and, subject to its review and revision, approved by, the Board of Directors. The key factors for success are established by management, presented to the Compensation Committee for review and revision, and then submitted to the full Board of Directors for approval. The 2009 revenue and operating income goals as well as the weighting of such goals were approved by the Compensation Committee. Cash incentive bonuses are tied to the achievement of these revenue and operating income goals as well as our executives’ contributions to the achievement of the key factors for success and his or her respective department or functional area goals and objectives. The bonus pool may be adjusted upward or downward based on variances between actual performance and the annual operating budget established and approved by the Board of Directors in the first quarter of each year. Any such change in the cash bonus pool is approved by the Board of Directors. Actual bonuses are based on the Compensation Committee’s assessment after the end of the fiscal year as to the extent to which our revenue and operating goals were achieved as well as the extent to which our executives contributed to achieving our key factors for success for the year.

Evolution of Our Compensation Strategy

Our compensation strategy is tied to our stage of development. Accordingly, the specific direction, emphasis and components of our executive officer compensation program continue to evolve in parallel with the evolution of our business strategy and industry trends and best practices. For example, as described below, in February 2008, as part of our annual equity compensation grant process, after review of market data regarding the types of equity awards granted by peer group companies, and to reduce potential dilution to our stockholders and the associated accounting expense, the Compensation Committee determined that a combination of stock options and Restricted Stock Units, or RSUs, would be granted to certain of our key employees, including to each of our named executive officers. Our Compensation Discussion and Analysis reflects these, and will in the future reflect other, evolutionary changes to our executive compensation structure, as applicable.

Compensation Committee Processes and Procedures

The Compensation Committee meets at least quarterly and with greater frequency if necessary. The agenda for each meeting is usually developed by the Chair of the Compensation Committee, in consultation with our Chief Executive Officer and our Chief Financial Officer. From time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, provide financial or other background information or advice, or otherwise participate in Compensation Committee meetings. The Compensation Committee also meets regularly in executive session without the participation of management. Our Chief Executive Officer does not participate in and is not present during any deliberations or determinations of the Compensation Committee regarding his compensation. The charter of the Compensation Committee grants the Compensation Committee full access to all books, records, facilities and personnel of Volcano, as well as authority to obtain, at the expense of Volcano, advice and assistance from internal and external legal, accounting or other advisors and consultants and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties. In particular, the Compensation Committee has the sole authority to retain compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms.

The Compensation Committee has retained the services of DolmatConnell & Partners as independent compensation consultants since January 2007. As part of its engagement, DolmatConnell & Partners assists the Compensation Committee in:

•	evaluating the efficacy of our existing compensation strategy and practices in supporting and reinforcing our long-term strategic goals; and

•	refining our compensation strategy and developing and implementing an executive compensation program to execute that strategy.

At the request of the Compensation Committee, DolmatConnell & Partners conducted individual interviews with members of the Compensation Committee and senior management to learn more about our business operations and strategy, key performance metrics and strategic goals, as well as the labor markets in which we compete. On an annual basis, generally in the first quarter, DolmatConnell & Partners reviews the competitiveness and structure of our executive officers’ and Board of Directors’ compensation programs to ensure that the levels of compensation are appropriately positioned to attract and retain senior management and non-employee directors. In addition, each year DolmatConnell & Partners meets with management regarding compensation goals and performance objectives for the upcoming year prior to meeting with the Compensation Committee. In February 2009, DolmatConnell & Partners reported to the Compensation Committee its analysis and recommendations regarding the structure and competitiveness of the base salaries and annual cash bonuses of our executive officers as well as our Long-Term Incentive Compensation relative to our peer group of companies. In addition, in April 2009, DolmatConnell & Partners reported to the Compensation Committee on market best practices and trends relating to executive compensation and the 2009 short-term and long-term incentive program framework and design considerations.

In January 2007, at the request of the Compensation Committee, DolmatConnell & Partners developed a peer group of companies as a representative medical device and medical equipment and supplies industry group similar in size to Volcano based on revenues and market capitalization and performed analyses of competitive performance and compensation levels for that peer group. This peer group of companies is reviewed and updated annually to reflect subsequent changes in the industry and to ensure that the list provides a current and useful comparison of peer group companies for use as a primary means of comparing annual executive compensation levels relative to the market. In particular, the peer group of companies chosen in February 2009 were selected based on the previous four quarters revenue range of approximately $85 million to $335 million (reflecting a range of approximately one half to two times Volcano’s 2008 revenues), and a market capitalization of approximately $365 million to $1.5 billion (reflecting a range of approximately one half to two times Volcano’s market capitalization at such time), and status as a U.S.-headquartered non-subsidiary, publicly and actively traded company in the medical device and medical equipment and supplies industry group. The peer group as revised in February 2009 was comprised of the following 15 companies:

Abaxis, Inc.	ABIOMED, Inc.	Accuray Incorporated

ArthroCare Corporation	CardioNet, Inc.	CryoLife, Inc.

Cyberonics, Inc.	ev3, Inc.	ICU Medical, Inc.

Merit Medical Systems, Inc.	NuVasive, Inc.	SonoSite, Inc.

SurModics, Inc.	Thoratec Corp.	United Therapeutics Corp.

In November 2009, in consultation with DolmatConnell & Partners, the Compensation Committee revised our list of peer group companies to ensure revenue and market capitalization ranges were still applicable. ArthroCare Corporation, CardioNet, Inc., CryoLife, Inc. and United Therapeutics Corp. no longer met the financial criteria and were excluded, while Immucor, Inc., Masimo Corp., and Meridian Bioscience, Inc. were added to the peer group. This revised list will be used as a primary source of comparison for 2010 executive compensation.

Under its charter, the Compensation Committee may form, and delegate authority to, subcommittees, as appropriate. In 2007, the Compensation Committee formed a Stock Option Committee, currently composed of R. Scott Huennekens, our President and Chief Executive Officer, and John T. Dahldorf, our Chief Financial Officer, to which it delegated authority to grant, without any further action required by the Compensation Committee, stock options and other equity-based awards to employees who are not executive officers of Volcano. The purpose of this delegation of authority is to enhance the flexibility of administration within Volcano and to facilitate the timely grant of equity-based awards to non-executive officer employees, particularly new employees, within specified limits approved by our Board of Directors or Compensation Committee.

Historically, the Compensation Committee has generally made adjustments to annual compensation, determined bonus and equity-based awards and reviewed, subject to the approval of the full Board of Directors, new performance objectives at one or more meetings held during the first quarter of the year. However, the Compensation Committee also considers matters related to individual compensation, such as compensation for new executive hires, as well as high-level strategic issues, such as the efficacy of our compensation strategy, potential modifications to that strategy and new trends, plans or approaches to compensation, at various meetings throughout the year. Generally, the Compensation Committee’s process is comprised of two related elements: the determination of compensation levels and the approval of performance objectives for the current year. For executives other than the Chief Executive Officer, the Compensation Committee solicits and considers evaluations and recommendations submitted to the Compensation Committee by the Chief Executive Officer. In the case of the Chief Executive Officer, the Chairman of the Board of Directors solicits and considers evaluations and recommendations submitted to the Chairman of the Board by other members of the Board of Directors. The Chairman of the Board then reviews the evaluations and assesses the performance of the Chief Executive Officer. This assessment is then reported to, and discussed with the Compensation Committee, which determines any adjustments to the Chief Executive Officer’s compensation consistent with the provisions of his employment agreement, as well as awards to be granted. For all executives, as part of its deliberations, the Compensation Committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, total compensation that may become payable to executives in various hypothetical scenarios, executive and director stock ownership information, company stock performance data, analyses of historical executive compensation levels and current company-wide compensation levels, as well as recommendations of the Compensation Committee’s compensation consultant, including analyses of executive compensation paid at other comparative companies identified by the consultant. This review by the Compensation Committee occurred in August 2007, February 2008, and February and July 2009.

Compensation Committee meetings typically have included, for all or a portion of each meeting, not only the committee members but also our President and Chief Executive Officer and our Chief Financial Officer. For compensation decisions, including decisions regarding the grant of equity compensation relating to executive officers (other than our President and Chief Executive Officer), the Compensation Committee typically considers the recommendations of our President and Chief Executive Officer.

The specific determinations of the Compensation Committee with respect to executive compensation for 2009 performance are described in greater detail below.

Role of Our Compensation Committee in Setting Executive Officer Compensation

The Compensation Committee has had overall responsibility for reviewing, evaluating, approving, administering and interpreting our executive compensation and benefit policies, programs and plans, including our equity compensation plans. Our Compensation Committee has had the full power and authority to, among other things, evaluate our President and Chief Executive Officer, other executive officers and directors, make decisions with respect to corporate goals and objectives relevant to our President and Chief Executive Officer’s compensation, make decisions with respect to the compensation of all of our other executive officers and review and approve for each executive officer:

•	annual base salary level;

•	annual incentive opportunity level;

•	long-term incentive opportunity level;

•	commission level, if applicable;

•	employment agreements, severance agreements and change in control provisions/agreements; and

•	any special or supplemental benefits.

In February 2010, the Board of Directors amended the charter of the Compensation Committee to provide that the Compensation Committee would review and recommend to the full Board for approval decisions with respect to executive compensation. Our Compensation Committee is appointed by our Board of Directors, and consists entirely of directors who are “outside directors” for purposes of Section 162(m) of the Code and “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act. The three directors who currently comprise the Compensation Committee are Dr. Curran, Mr. Tanaka and Mr. Lukianov. Dr. Curran currently serves as chairperson of the Compensation Committee. All members of Volcano’s Compensation Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards). Effective April 1, 2010, the Compensation Committee will be comprised of Dr. Curran, Mr. Onopchenko, Mr. Tanaka and Mr. Lukianov, with Dr. Curran continuing her service as chairperson.

Components of Our Executive Officer Compensation

Our executive officer compensation program for 2009 consists of three principal components: base salary, Short-Term Incentive Compensation (annual cash bonuses), and Long-Term Incentive Compensation. The

Compensation Committee views the three components of our executive officer compensation as related but distinct. Although the Compensation Committee does review total compensation, the Compensation Committee does not believe that increases or decreases in the value of stock-based equity awards previously granted should significantly impact the determination of current levels of cash or equity based compensation. The Compensation Committee determines the appropriate level for each compensation component based in part, but not exclusively, on its view of internal equity and consistency, individual performance and other information it deems relevant. The Compensation Committee believes that stock-based awards, such as stock options and RSUs, are the primary motivator in attracting and retaining executives, and that salary and cash incentive bonuses are secondary considerations. Except as described below, the Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid compensation, between cash and non-cash compensation, or among different forms of compensation. This is due to the small size of our executive team and the need to tailor each executive officer’s compensation package to attract and retain that executive officer.

Base Salaries

R. Scott Huennekens, our President and Chief Executive Officer, and John T. Dahldorf, our Chief Financial Officer, each entered into an employment agreement with us in February 2006 that provides for an initial base salary, subject to annual increases determined by the Board of Directors or the Compensation Committee. The employment agreements for each of Messrs. Huennekens and Dahldorf were subsequently amended in February 2008 to clarify the manner in which the respective agreements comply with recent changes to applicable tax laws and to reflect their respective current rate of base salary and target bonus in 2008. In February 2010, we entered into an employment agreement with Vincent J. Burgess, our Group President, Advanced Imaging Systems and Executive Vice President, Marketing and Business Development, that provided for an annual base salary, subject to annual increases determined by the Board of Directors or the Compensation Committee. Effective March 5, 2010, Mr. Burgess resigned from all positions he holds with Volcano. Jorge J. Quinoy entered into an employment agreement with us in December 2008 that reflects his current rate of base salary, subject to annual increases determined by the Board of Directors. We entered into this new employment agreement with Mr. Quinoy to provide a compensation package that rewards his individual performance, achievement of the company’s goals and to remain competitive with peer companies within our industry. Michel E. Lussier entered into a Managing Director Agreement with us in March 2006 that provides for an initial base salary, subject to appropriate review. For all other executive officers, employment is “at-will” and the terms of employment are specified in formal offer letters which are extended to all executives prior to the commencement of employment.

In determining the 2009 base salaries for each named executive officer, our Compensation Committee aimed to set the base salaries at the competitive levels described below, and, with respect to annual increases, to provide increases that are linked to individual performance and benchmarked relative to the peer group companies and the market survey reviewed by our Compensation Committee. Executive salaries for 2009 were retroactively adjusted effective January 1, 2009.

In February 2009, the Compensation Committee reviewed whether our named executive officer base salary levels were generally competitive and appropriate, and determined that the base salary levels of our named executive officers should be increased to remain competitive with peer group company and industry market conditions. In establishing our executive officers’ base salaries, the Compensation Committee also reviewed each named executive officers’ then current salary, salary history, past experience and achievement of individual, team and company goals, changes in functional responsibilities and duties during the year, as well as general economic factors. In addition, the base salaries of our named executive officers were determined, in part, based on market data from DolmatConnell & Partners compiled from our peer group. The Compensation Committee uses a market composite prepared by DolmatConnell & Partners to evaluate the competitiveness of total compensation provided to our executive officers. Generally, the Compensation Committee targets between the 50th and 75th percentile of our peer group companies in establishing the base salaries of our executive officers, such that total cash compensation, including annual cash bonuses, is approximately at the 50th percentile of our peer group companies. For 2009, except as described below, the Compensation Committee approved annual merit increases to our named executive officers of approximately 3%, which is comparable to annual merit increases estimated at approximately 3-4% for comparable companies, based on our review of market data. As a result, 2009 base salaries and total cash compensation for our named executive officers were generally within the 50th to 75th percentile of our peer group, with the exception of Mr. Huennekens, whose base salary was within the 25th percentile of our peer group, and Mr. Dahldorf, whose base salary was within the 25th to 50th percentile of our peer group.

Following the review described above, in February 2009, our Compensation Committee approved annual merit increases to the base salary for Messrs. Dahldorf, Burgess and Lussier by approximately 3% from their 2008 base salaries. Effective in December 2008, in connection with the execution of an employment agreement, Mr. Quinoy’s base salary for 2008 increased to $300,000, based on the Compensation Committee’s consideration of his individual performance in 2007 and 2008, a promotion to Executive Vice President, Global Sales, and its determination that the increase was necessary in order to retain Mr. Quinoy. Mr. Quinoy’s base salary remained at $300,000 for 2009. In determining Mr. Lussier’s base salary, the Compensation Committee took into consideration the base salaries paid to executives serving in comparable positions in comparable companies as well as his highly specialized qualifications and the unique responsibilities of our Clinical and Scientific Affairs which are not typical of the comparable positions. In 2009, the base salary for Mr. Lussier, President of Volcano Europe and Clinical and Scientific Affairs, was set at $389,171, which reflects the conversion of Mr. Lussier’s salary from euros at the average exchange rate for 2009.

The Compensation Committee met in an executive session, during which no officers were present, to review and approve Mr. Huennekens’ annual merit increase for 2009. Mr. Huennekens’ base salary for 2009 was increased by approximately 3%, which reflects the Compensation Committee’s evaluation of Mr. Huenneken’s performance in the previous year and review of base salaries paid to comparable officers at our peer group companies.

The 2009 base salaries actually earned, in dollars, as compared to the 2008 base salaries in dollars, for our named executive officers, is as follows:

Executive Officer	2009	Percentage Increase from 2008 Base Salary
R. Scott Huennekens	$412,000	3%
John T. Dahldorf	$273,000	3%
Vincent J. Burgess	$273,000	3%
Michel E. Lussier	$389,171	1%
Jorge J. Quinoy	$300,000	15	%(1)

(1)	Percentage increase from 2008 base salary reflects the increase over the amount Mr. Quinoy actually earned in 2008. During 2008, Mr. Quinoy earned $260,115 which represents his base salary for 2008 of $257,500 and the increase of his annual base salary to $300,000 that became effective on December 10, 2008.

Short-Term Incentive Compensation

Annual cash bonuses are designed to align our executive officers’ pay with overall company financial performance and provide a reward based on the achievement of, or contributions to, specifically identified corporate and individual performance objectives. At the beginning of each year, the Compensation Committee and Board of Directors establish performance objectives intended to reflect company achievements that are significant and critical value drivers and that they believe can reasonably be achieved in the applicable bonus year. Based on the recommendation of DolmatConnell & Partners and review in April 2009, in July 2009 the Compensation Committee approved the Short Term Incentive Plan, or the “STI Plan,” to establish the 2009 bonus pool criteria and target bonus levels, including those for our named executive officers. In 2009, the Compensation Committee established the target bonus levels for our executive officers, which was within approximately the 25th percentile of our peer group. The funding of the bonus pool for annual cash bonuses is based on the achievement of financial metrics comprised of our 2009 revenue and operating income, and other key company-wide operational and financial objectives, which we refer to as our “key factors for success”, or together the “2009 Objectives”. The STI Plan assigns a 70% weighting to the achievement of the financial metrics and a 30% weighting to the achievement of the key factors for success to fund the bonus pool. The financial metrics are equally weighted between established revenue and operating income targets, which are set at or above our public guidance at the time the financial metrics are set. The financial metrics were set in the first quarter of 2009 and subsequently revised in the second quarter of 2009 after review by management and the Compensation Committee of changes in our business, including changes resulting from the termination of our distributor relationship with Goodman Company, Ltd. The STI Plan establishes a minimum threshold of 80% achievement of the 2009 Objectives for the funding of any amounts into the bonus pool under the STI Plan. The STI Plan also provides that individual bonus targets for executive officers for key factors of success will be based on such executive officer’s achievement of company-wide and respective departmental or functional area goals and objectives, as well as individual performance contributing to the achievement of such goals and objectives. According to the STI Plan, upon achievement of target goals and objectives at the 100% level, Vincent J. Burgess and Michael E. Lussier would be eligible to receive cash bonuses of approximately 20% of their respective annual base salary, with a range of between 0% and 40% of such officer’s respective 2009 base salary depending upon the level of achievement of the 2009 Objectives. Incentive compensation payments to R. Scott Huennekens, John T. Dahldorf and Jorge J. Quinoy for 2009 performance will continue to be governed by their respective employment agreements, as discussed below. Our employment agreements with R. Scott Huennekens, John T. Dahldorf and Jorge J. Quinoy for 2009 performance provide that the target cash incentive compensation amounts for Messrs. Huennekens, Dahldorf and Quinoy are 50%, 40% and 50%, respectively, of their annual base salary, if the 2009 Objectives are achieved at target levels.

The Compensation Committee then considers the overall cash compensation of the executive officers relative to the peer group of companies along with the actual performance and other factors determined by the Compensation Committee in determining the individual cash bonus amounts to be awarded to the executive officers. The Compensation Committee and Board of Directors also retain discretion to increase, reduce or eliminate bonus payments that otherwise would be payable to our executive officers based on actual performance and other factors determined by the Compensation Committee. In addition, the target cash incentive compensation percentages shall be reviewed annually by our Board of Directors or the Compensation Committee and, in its sole discretion, may be adjusted upward.

Key Factors for Success

In February 2009, Mr. Huennekens and other officers of the Company established the goals and objectives for 2009, which we refer to as the key factors for success. In establishing the key factors for success, our executive management met with department heads to determine stretch targets for each department to be included in our operating plan for 2009, considered macroeconomic factors and trends and discussed other matters that would contribute positively to the our business and growth. In February 2009, Mr. Huennekens presented to the Compensation Committee for its review and revision, and the Board of Directors for its approval, these key factors for success.

The key factors for success in 2009 reflect performance objectives that the Compensation Committee and Board of Directors believed would have a positive impact on our future company performance and would reasonably be achieved in 2009, including achievement of financial objectives in accordance with the budget, preparing for new product launches and meeting product development timelines, expanding market share of existing businesses and driving market growth in current markets, development of product candidate pipline, creating a direct sales force in Japan to handle product sales in Japan, integration of strategic partnerships, collaborations and acquisitions, facilitation of ongoing clinical activities and regulatory approvals, executing expansion strategies in key domestic and international markets, and maintaining our positive corporate culture by meeting customer needs, improving patient care and hiring and retaining key employees. In February 2009, the key factors for success for 2009 were approved by our Board of Directors. We do not allocate specific weights among the key factors for success and, instead, the Compensation Committee quantitatively and qualitatively reviews each key factor for success and evaluates individual performance in achieving such goals and objectives.

In February 2010, the Compensation Committee determined that Volcano had met or exceeded the 2009 key factors for success approved by the Board of Directors, with the exception of the achievement of certain targeted product development milestones and related cost objectives. In particular, the Compensation Committee weighted as highly significant the achievement of our annual revenue, gross margin and operating income targets, as well as market growth for our IVUS and FM products. The Compensation Committee determined that the revenue financial metric and income financial metric under the STI Plan were both exceeded. Additionally, they considered that we successfully introduced planned key products and made significant improvements to existing products, successfully integrated acquired businesses and related technology platforms and product lines into existing Volcano products, implemented the direct sales efforts in Japan and successfully executed our sales force strategy, including sales force direction, focus and expansion in key markets, achieved clinical studies enrollment targets and clinical study publication efforts, achieved strategic expansion initiatives. The Compensation Committee also took into account improvements in our organizational development, including integration of key hires, and other initiatives to position the company for success in 2009 and beyond.

As described above, 30% of the base cash incentive bonus targets for Messrs. Huennekens, Dahldorf, Burgess and Lussier for 2009 were based on the Compensation Committee’s assessment after the end of the fiscal year as to the extent we achieved our annual key factors for success, which include company-wide and departmental or functional area goals and objectives, as well as individual performance contributing to the achievement of such goals and objectives. The actual cash incentive bonus awarded to Mr. Quinoy was in the form of sales commissions based upon achievement of his annual sales quotas.

Individual Cash Bonus Determinations

As described above, the initial 2009 cash incentive bonus targets for Mr. Huennekens and Mr. Dahldorf established when we entered into their respective employment agreements, were 50% and 40% of their base salaries, respectively. Each of their respective employment agreements provides that these target cash incentive bonus percentages are to be reviewed annually by our Board of Directors or the Compensation Committee and, in its sole discretion, may be adjusted upward. For 2009, Mr. Huennekens and Mr. Dahldorf earned an annual base salary of $412,000 and $273,000, respectively.

For 2009, as established in his employment agreement dated December 2008, the target cash incentive compensation amount for Mr. Quinoy was $150,000, which reflects 50% of his base salary for 2009. The target incentive compensation amount of $150,000 would be earned by Mr. Quinoy upon achievement of 100% of his performance objectives, and pro-rated for other achievement levels. In particular, if Mr. Quinoy achieves from 80% to 109% of his performance objectives, he would be entitled to incentive compensation equal to the target amount ($150,000) multiplied by actual percentage achieved. If Mr. Quinoy achieves below 80% of the performance objectives, he would not be entitled to any incentive compensation amount. If Mr. Quinoy achieves 110% or greater, he would be entitled to incentive compensation equal to the target amount multiplied by the actual percentage achieved plus 10%. The performance objectives for 2009 were comprised of total revenues generated by us from the sale and utilization of IVUS and FM disposable products in the U.S., Japan and Asia Pacific, Latin America and Canada sales regions. Mr. Quinoy’s employment agreement provides that the target cash incentive compensation percentage shall be reviewed annually by our Board of Directors or the Compensation Committee and, in its sole discretion, may be adjusted upward. Mr. Quinoy’s employment agreement provides further that, at the end of each quarter, 80% of the projected achievement of the target cash incentive compensation for such quarter is to be paid to Mr. Quinoy, and the remaining amounts are to be paid after the fiscal year end, upon approval of the Board.

In February 2010, following review by the Compensation Committee of the achievement of the 2009 Objectives, including Mr. Huennekens’ individual contribution, the Compensation Committee awarded Mr. Huennekens a cash bonus of $500,000, representing approximately 121% of his 2009 annual base salary. In determining the cash bonus to Mr. Huennekens, the Compensation Committee specifically considered Mr. Huennekens’ role as our chief executive and his leadership in driving the achievement of the key factors for success in 2009, including implementing our business vision and strategy, executing business growth strategies, promoting leadership development initiatives and making significant contributions to our positive internal and external relations. The Compensation Committee also considered the fact that Mr. Huenneken’s 2009 base salary was at approximately the 25th percentile of our peer group, and that his 2009 salary and cash bonus of $500,000 would put Mr. Huennekens at approximately the 50th percentile of our peer group with respect to total cash compensation.

The Compensation Committee awarded Mr. Dahldorf a cash bonus of $140,000 in February 2010, representing approximately 51% of his 2009 annual base salary. In determining the cash bonus to Mr. Dahldorf, the Compensation Committee specifically considered his management of our timely financial reporting and audit processes and procedures, executing initiatives to reduce financial operational costs and increase financial operational efficiency, contributions to maintaining positive investor relations, support of business development strategies and implementation of infrastructure, business systems and human resources initiatives. The Compensation Committee also considered Mr. Dahldorf’s overall cash compensation for 2009 and the fact that his 2009 base salary was below the 50th percentile of our peer group companies.

The Compensation Committee awarded Mr. Burgess a cash bonus of $115,000, representing a payout of 42% of his 2009 base salary. The Compensation Committee determined that Mr. Burgess had achieved his key factors for success, including achievement of targets related to overseeing significant business development, product development and product management functions in coordination with our research and development and other functional departments, overseeing the integration and expansion of the Optical Coherence Tomography (OCT) product line and technology, successfully launching key products and product improvements, supporting existing products and sales support and promotion efforts, developing and improving our U.S.-based marketing organization and his contributions to our achievement of 2009 worldwide sales and operating plans for key products. The Compensation Committee also considered Mr. Burgess’ 2009 base salary relative to our peer group companies.

The Compensation Committee awarded to Mr. Lussier a cash bonus of $70,000 (which was converted and paid in euros at the then applicable exchange rate), representing a payout of 18% of his 2009 base salary. The Compensation Committee determined that Mr. Lussier had achieved his key factors for success, including achievement of targets related to and overall financial and corporate performance in Europe, Africa, the Middle East and India, revenue targets for those markets, expanding market share of key products in those markets, implementing initiatives for sustainable growth in those markets, leading and supporting clinical studies efforts and contributing to successful execution of business development strategies in those markets.

The Compensation Committee also determined that Mr. Quinoy achieved approximately 102% of his 2009 sales quota and approved a cash bonus of $153,315 in accordance with his employment agreement. Such cash bonus represents approximately 51% of Mr. Quinoy’s 2009 annual base salary.

If the performance objectives that led to a bonus determination are restated, or found not to have been met to the extent originally believed by the Compensation Committee, the Compensation Committee will determine at such time whether it would be appropriate to recover bonuses from our executive officers.

In early 2010, our management established the key factors for success for 2010. In February 2010, our Board of Directors reviewed and approved such key factors for success for our fiscal year ending December 31, 2010. These performance objectives include specific objectives relating to the achievement of personal, team and company-wide performance milestones. The performance criteria were approved by our Board of Directors in conjunction with the approval of our annual operating budget.

Long-Term Incentive Compensation. Stock-based awards provide our executive officers with the opportunity to build an equity interest in the company and to share in the potential appreciation of the value of our common stock. Our Compensation Committee targets approximately the 75th percentile of our peer group companies in long-term incentive compensation for our executive officers, and, as discussed above, approximately the 50th percentile of our peer group companies with respect to total cash compensation, so that the total compensation of our executive officers emphasizes and rewards long-term performance. Prior to 2008, our stock-based awards were comprised solely of stock option grants. In February 2008, as part of our annual equity compensation grant process, after review of market data provided by DolmatConnell & Partners regarding the types of equity awards granted by peer group companies, and to reduce potential dilution to our stockholders and the associated accounting expense, the Compensation Committee determined that a combination of stock options and RSUs would be granted to certain of our key employees, including to each of our named executive officers. Our long-term performance ultimately determines the value of stock options and RSUs, because gains from stock option exercises and RSUs are entirely dependent on the long-term appreciation of our stock price.

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

For an initial grant, stock options generally vest 25% on the first anniversary of the original grant date, with the balance vesting monthly over the remaining three years. For subsequent grants to executive officers, the options generally vest monthly over a four-year term. We generally grant options that are exercisable immediately regardless of the vesting status of the option with the company retaining a right to repurchase exercised unvested shares at the original exercise price of the option. Stock options are granted at the fair market value of our common stock on the date of the grant. We may not grant stock options at a discount to fair market value or reduce the exercise price of outstanding stock options except in the case of a stock split or other similar event, as defined in our equity compensation plans administered by the Compensation Committee. We do not grant stock options with a so-called “reload” feature, nor do we loan funds to executive officers to enable them to exercise stock options.

The guidelines for the number of stock-based awards for each participant under the equity compensation plans are generally determined by applying several factors to the annual base salary and performance level of each participant and then related to the approximate market price of the stock at the time of grant. In determining stock-based awards to our named executive officers in February 2009, our Compensation Committee considered each named executive officer’s position and level of responsibility, performance, as well as the competitiveness of the named executive officer’s overall compensation arrangements, including stock-based awards and anticipated option grants and RSU awards to be made to our employees. In determining these grants, our Compensation Committee’s goal was to ensure a level of incentive compensation for each named executive officer that is appropriately linked to our long-term performance and aligns our named executive officers’ performance objectives with the interests of our stockholders. The Compensation Committee also considers the recommendations of Mr. Huennekens in determining stock-based award recommendations for our other named executive officers.

In February 2009, our Compensation Committee approved the grant of options to purchase the following numbers of shares to the following named executive officers: Mr. Huennekens, 80,000 shares; Mr. Dahldorf, 42,500 shares; Mr. Burgess, 35,000 shares; Mr. Lussier, 35,000 shares; and Mr. Quinoy, 30,000 shares. All of these option grants were made at an exercise price of $13.69 per share, which was equal to the fair market value of a share of our common stock on the date of grant as determined in accordance with the provisions of our 2005 Equity Compensation Plan. Each option vests in 48 equal monthly installments from the date of grant. In addition, in February 2009, the Compensation Committee approved the grant of the following number of RSUs to the following named executive officers: Mr. Huennekens, 45,000 RSUs; Mr. Dahldorf, 24,500 RSUs; Mr. Burgess, 22,500 RSUs; Mr. Lussier, 22,500 RSUs; and Mr. Quinoy, 80,000 RSUs. Each of these RSUs will vest 25% each year on the anniversary of the grant date, subject to the individual’s continued service through each such date, so that the award is fully vested on the fourth anniversary of the grant date. Other than with respect to Mr. Quinoy, the fair value of the options as compared to RSUs granted in February 2009 to each of the named executive officers was approximately equal. The allocation between stock options and RSUs for Mr. Quinoy for 2009 was negotiated in connection with his employment agreement in December 2008. The fair value of the stock options and RSUs awarded to our other executive officers for 2009 was at approximately the 75th percentile of our peer group companies.

In January 2007, the Compensation Committee adopted a written policy for the granting of equity compensation to employees other than our Section 16 reporting officers. The Compensation Committee is responsible for granting equity compensation to our Section 16 reporting officers and the policy “Regarding the Granting of Equity-Based Compensation Awards” sets forth the policies regarding the grant of equity compensation to other employees. For 2009, stock-based awards to the executive officers were granted by the Compensation Committee at its meeting in February 2009. The Stock Option Committee, comprised of our President and Chief Executive Officer and our Chief Financial Officer, has been delegated the authority by the Compensation Committee to grant options and other equity-based awards to employees who are not executive officers. The Stock Option Committee meets on the first business day of the first month of each quarter. Options are granted at the first meeting of the Stock Option Committee following the employee’s hire or promotion. Our policy is also to grant annual awards to certain key employees. The options granted by the Stock Option Committee are reported to the Compensation Committee. Options granted in 2009 were granted at the fair market value on the date of grant, which is the closing price as listed on the NASDAQ Global Market on the grant date.

Other Benefits. Our U.S.-based executive officers also participate in our other benefit plans on the same terms as other employees. These plans include medical, dental, life and disability insurance. Relocation benefits also are reimbursed and are individually negotiated when they occur. Except as described below for Mr. Dahldorf, Mr. Lussier and Mr. Quinoy, we do not provide any perquisites or other benefits to senior management. These benefits are consistent with those offered by other companies and specifically with those companies with which we compete for employees.

In connection with Mr. Dahldorf’s relocation to San Diego, California, to be in closer proximity to our principal executive offices, in February 2009 the Compensation Committee approved the payment to Mr. Dahldorf of the following expenses: closing costs incurred upon the sale of Mr. Dahldorf’s residence; closing costs incurred upon the purchase of a residence in the San Diego area; moving expenses of household goods; rental expenses for temporary storage of household goods for up to six months; travel expenses for up to three trips for Mr. Dahldorf and his immediate family to identify a potential residence in the San Diego area; rental and related costs for temporary housing in San Diego for up to six months; and transportation costs for Mr. Dahldorf and his immediate family to San Diego. In addition, in connection with the sale of Mr. Dahldorf’s residence, we agreed to pay to Mr. Dahldorf an amount, not to exceed $122,000, to the extent the sales price of his residence was below the original purchase price (in addition to payment of the balance of his mortgage to the extent that the sales price of the residence is less than the outstanding mortgage amount). Further, in the event Mr. Dahldorf had been unable to sell his residence within six months of the initial listing, we agreed to purchase the home from Mr. Dahldorf at his original purchase price. The Compensation Committee further authorized us to “gross up” the foregoing payments to the extent Mr. Dahldorf would incur any additional tax liability in connection with such payments. Reimbursed costs include $375,515 for closing costs related to the sale of his previous home (including reimbursement of lost equity) and the purchase of his new home, $31,595 for moving expenses and $23,001 for temporary housing during the moving process. The amount for reimbursement of closing costs was “grossed up” to include any tax liability Mr. Dahldorf might incur as a cost of this move.

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

Pension Benefits. Our named executive officers did not participate in, or otherwise receive any benefits under, any tax qualified defined benefit or pension plan sponsored by us during the year ended December 31, 2009.

401(k) Plan. We maintain a retirement savings plan, or 401(k) Plan, for the benefit of our eligible U.S. based executives and employees. Our 401(k) Plan is intended to qualify as a defined contribution arrangement under Sections 401(a), 401(k) and 501(a) of the Internal Revenue Code, or Code. Participants may elect to defer a percentage of their eligible pretax earnings each year or contribute a fixed amount per pay period up to the maximum contribution permitted by the Code. All participants’ plan contributions are 100% vested at all times. All assets of our 401(k) Plan are currently invested, subject to participant-directed elections, in a variety of mutual funds chosen from time to time by us in our capacity as plan administrator. Subject to certain governmental regulations, distribution of a participant’s vested interest may occur upon termination of employment, including by reason of retirement, death or disability. Beginning in 2008, we make contributions equal to 25% of the participant’s contributions up to a maximum of 6% of the participant’s annual salary. Contributions made by us generally vest at a rate of 20% per year of the employee’s service, and are fully vested after five years of service.

Nonqualified Deferred Compensation. Other than the 401(k) Plan, during the year ended December 31, 2009, our named executive officers did not contribute to, or earn any amounts with respect to, any defined contribution or other plan sponsored by us that provides for the deferral of compensation on a basis that is not tax-qualified.

Employment Agreements, Change in Control Arrangements, and Other Agreements. We have entered into formal employment agreements with Mr. Huennekens, our President and Chief Executive Officer, Mr. Dahldorf, our Chief Financial Officer and Secretary, Mr. Burgess, our Group President, Advanced Imaging Systems and Executive Vice President, Marketing and Business Development, and Mr. Quinoy, our Executive Vice President of Global Sales. We have also entered into a Managing Director Agreement with Mr. Lussier, President of Volcano Europe and Clinical and Scientific Affairs. For all other executives, employment is “at-will” and the terms of employment are specified in formal offer letters which are extended to all executives prior to the commencement of employment. Other than Messrs. Huennekens, Dahldorf, Burgess, Quinoy and Lussier, none of our executive officers are entitled to any type of severance upon termination of employment. Under our option award agreements, including those agreements with each of our named executive officers, our right of repurchase shall lapse with respect to shares of our common stock issued or issuable upon the exercise of stock options upon a change in control transaction.

Mr. Huennekens’ employment agreement provides that upon a change in control (such as the acquisition by one or more persons of more than 35% of our combined voting power or assets of our company equal to at least 40% of the total gross fair market value of all of our company’s assets), we must require any successor to all or substantially all of our assets or business to expressly assume Mr. Huennekens’ employment agreement. Termination of Mr. Huennekens’ employment without cause (such as failure to perform his duties, and as further described in his employment agreement) or notification of resignation for good reason (such as a material change in the character or scope of his duties or responsibilities, and as further described in his employment agreement) by Mr. Huennekens, including written notice of resignation during the sixty day period following the date which is six months after a change in control, will entitle Mr. Huennekens to severance payments, including receipt of two times his then-current base salary, a pro-rated bonus for the year in which the termination occurs, two years of continuing health care coverage and two years of non-health insurance premiums, subject to execution of a general mutual release between Volcano and Mr. Huennekens. In the event that Mr. Huennekens’ employment is terminated due to his disability, Mr. Huennekens will be entitled to certain severance payments, including receipt of his then-current base salary, a pro-rated bonus for the year in which the termination occurs, one year of continuing health care coverage and one year of non-health insurance premiums, subject to execution of a release. In the event of Mr. Huennekens’ death while employed by us, we will pay to Mr. Huennekens’ heirs any unpaid benefits accrued or earned pursuant to the employment agreement or our benefit plans and programs and, subject to execution of a release, a lump sum amount, including receipt of his then-current base salary, a pro-rated bonus for the year, one year of non-health insurance premiums and one year of continuing health care coverage for his dependents. In addition, we may be required to pay an additional “gross-up” amount to Mr. Huennekens to the extent such payments constitute excess parachute payments as defined in Section 280G of the Code. The employment agreement for Mr. Huennekens was amended in February 2008 to clarify the manner in which his agreement complies with recent changes to applicable tax laws and to reflect his current rate of base salary and target bonus in 2008.

Mr. Dahldorf’s employment agreement provides that upon a change in control (similarly defined as above), we must require any successor to all or substantially all of our assets or business to expressly assume Mr. Dahldorf’s employment agreement. Termination of Mr. Dahldorf’s employment without cause (similarly defined as above) or notification of resignation for good reason (similarly defined as above) by Mr. Dahldorf, including written notice of resignation during the sixty day period following the date which is six months after a change in control, will entitle Mr. Dahldorf to severance payments, including receipt of two times his then-current base salary, a pro-rated bonus for the year in which the termination occurs, two years of continuing health care coverage and two years of non-health insurance premiums, subject to execution of a general mutual release between Volcano and Mr. Dahldorf. In the event that Mr. Dahldorf’s employment is terminated due to his disability, Mr. Dahldorf will be entitled to certain severance payments, including receipt of his then-current base salary, a pro-rated bonus for the year in which the termination occurs, one year of continuing health care coverage and one year of non-health insurance premiums, subject to execution of a release. In the event of Mr. Dahldorf’s death while employed by us, we will pay to Mr. Dahldorf’s heirs any unpaid benefits accrued or earned pursuant to the employment agreement or our benefit plans and programs and, subject to execution of a release, a lump sum amount, including receipt of his then-current base salary, a pro-rated bonus for the year, one year of non-health insurance premiums and one year of continuing health care coverage for his dependents. In addition, we may be required to pay an additional “gross-up” amount to Mr. Dahldorf to the extent such payments constitute excess parachute payments as defined in Section 280G of the Code. The employment agreement for Mr. Dahldorf was amended in February 2008 to clarify the manner in which his agreement complies with recent changes to applicable tax laws and to reflect his current rate of base salary and target bonus in 2008.

The employment agreement that we entered into with Mr. Burgess on February 10, 2010 provided that upon a change in control (similarly defined as above), we must require any successor to all or substantially all of our assets or business to expressly assume Mr. Burgess’ employment agreement. Termination of Mr. Burgess’ employment without cause (similarly defined as above) or notification of resignation for good reason (similarly defined as above) by Mr. Burgess, including written notice of resignation during the sixty day period following the date which is six months after a change in control, would entitle Mr. Burgess to severance payments, including receipt of two times his then-current base salary, a pro-rated bonus for the year in which the termination occurs, two years of continuing health care coverage and two years of non-health insurance premiums, subject to execution of a general mutual release between Volcano and Mr. Burgess. Under his employment agreement, in the event that Mr. Burgess’ employment was terminated due to his disability, Mr. Burgess would be entitled to certain severance payments, including receipt of his then-current base salary, a pro-rated bonus for the year in which the termination occurs, one year of continuing health care coverage and one year of non-health insurance premiums, subject to execution of a release. In the event of Mr. Burgess’ death while employed by us, we would pay to Mr. Burgess’ heirs any unpaid benefits accrued or earned pursuant to the employment agreement or our benefit plans and programs and, subject to execution of a release, a lump sum amount, including receipt of his then-current base salary, a pro-rated bonus for the year, one year of non-health insurance premiums and one year of continuing health care coverage for his dependents. Effective March 5, 2010, Mr. Burgess resigned from all positions held with us. In connection with his resignation, we entered into a Severance Agreement and Release with Mr. Burgess pursuant to which we agreed to provide Mr. Burgess the following severance benefits: (1) a single lump sum severance payment of $309,000; (2) extension of the post-termination exercise period applicable to vested and exercisable options held by Mr. Burgess so that such vested options remain exercisable until the earlier of (i) March 5, 2011 or (ii) the date such option would otherwise expire under its original terms; and (3) payment of premiums for continued coverage under our health insurance programs through the earliest of (i) March 31, 2011; (ii) the date Mr. Burgess becomes eligible for coverage under the health insurance program of a subsequent employer; or (iii) such other date as Mr. Burgess ceases to be eligible for coverage, In exchange for these benefits, Mr. Burgess agreed that he is not eligible to any other severance benefits, including any benefits described in his February 10, 2010 employment agreement, and executed a general release of Volcano.

Mr. Quinoy’s employment agreement provides that upon a change in control (similarly defined as above), we must require any successor to all or substantially all of our assets or business to expressly assume Mr. Quinoy’s employment agreement. Termination of Mr. Quinoy’s employment without cause (similarly defined as above) or notification of resignation for good reason (similarly defined as above) by Mr. Quinoy, including written notice of resignation during the sixty day period following the date which is six months after a change in control, will entitle Mr. Quinoy to severance payments, including receipt of his then-current annual base salary, a pro-rated bonus for the year in which the termination occurs, one year of continuing health care coverage and one year of non-health insurance premiums, subject to execution of a general mutual release of Volcano and Mr. Quinoy. In the event that Mr. Quinoy’s employment is terminated due to his disability, Mr. Quinoy will be entitled to certain severance payments, including receipt of his then-current base salary, a pro-rated bonus for the year in which the termination occurs, one year of continuing health care coverage and one year of non-health insurance premiums, subject to execution of a release. In the event of Mr. Quinoy’s death while employed by us, we will pay to Mr. Quinoy’s heirs any unpaid benefits accrued or earned pursuant to the employment agreement or our benefit plans and programs and, subject to execution of a release, a lump sum amount, including receipt of his then-current base salary, a pro-rated bonus for the year, and one year of non-health insurance premiums and one year of continuing health care coverage for his dependents. In addition, we may be required to pay an additional “gross-up” amount to Mr. Quinoy to the extent such payments constitute excess parachute payments as defined in Section 280G of the Code. The employment agreement for Mr. Quinoy also reflects his current rate of base salary, target bonus, and auto allowance in 2009.

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

Accounting and Tax Considerations. Effective January 1, 2006, we adopted the fair value recognition provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, or ASC 718. Under ASC 718 we are required to estimate and record an expense for each award of equity compensation over the vesting period of the award. Compensation expense and tax considerations relating to the expense of stock options under ASC 718 are two of the many factors considered in the determination of the amount of stock option awards.

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

Summary Compensation Table

The following table sets forth certain summary information for the year indicated with respect to the compensation of our principal executive officer, principal financial officer and our three other highest paid executive officers for the year ended December 31, 2009. The officers listed in the table below are referred to in this proxy statement as the “named executive officers.”

SUMMARY COMPENSATION TABLE FOR 2009, 2008 AND 2007

Name and Principal Position	Year	Salary ($)		Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)		Total ($)
R. Scott Huennekens	2009	412,000		500,000	616,050	475,512	—	6,200	(5)	2,009,762
President and Chief Executive Officer	2008	400,000		440,000	648,000	615,530	—	2,626	(6)	2,106,156
	2007	360,500		360,000	—	1,514,272	—	—		2,234,772

John T. Dahldorf	2009	273,000		140,000	335,405	252,616	—	434,311	(5)(7)	1,435,332
Chief Financial Officer and Secretary	2008	265,000		120,000	243,000	230,824	—	3,811	(6)	862,635
	2007	256,250		100,000	—	662,494	—	—		1,018,744

Vincent J. Burgess	2009	273,000		—	308,025	208,037	115,000	4,125	(5)	908,187
Group President, Advanced Imaging Systems and Executive Vice President, Marketing and Business Development	2008	265,000		90,000	303,756	288,530	—	3,535	(6)	950,821
	2007	225,872		125,000	—	662,494	—	—		1,013,366

Michel E. Lussier	2009	389,171	(8)	—	308,025	208,037	70,000	141,316	(9)	1,116,549
President of Volcano Europe and Clinical and Scientific Affairs	2008	398,353	(10)	80,000	145,800	138,494	—	136,514	(11)	899,162
	2007	352,680	(12)	75,000	—	378,568	—	121,545	(13)	927,793

Jorge J. Quinoy	2009	300,000		—	1,095,200	178,317	153,315	15,312	(5)(14)	1,742,144
Executive Vice President, Global Sales	2008	260,115	(15)	—	218,700	207,741	80,800	14,338	(6)(14)	781,694
	2007	250,000		—	—	425,889	94,168	11,400	(14)	781,457

(1)	The amounts for 2009, 2008 and 2007 represent cash bonuses that were awarded for services performed in the fiscal years ended December 31, 2009, 2008 and 2007, respectively. Annual bonuses earned during a fiscal year are paid in the first quarter of the subsequent fiscal year.

(2)	Represents the grant date fair value in accordance with ASC 718. These amounts have been calculated in accordance with ASC 718 using the market price of our stock on the respective grant dates. Assumptions used in computing grant date fair value in accordance with ASC 718 are set forth in Note 5 “Stockholders’ Equity” to our audited financial statements included in this Annual Report.

(3)	Represents the grant date fair value in accordance with ASC 718. These amounts have been calculated in accordance with ASC 718 using the Black-Scholes-Merton option-pricing model, or Black-Scholes, on the respective grant dates. Assumptions used in computing grant date fair value in accordance with ASC 718 are set forth in Note 5 “Stockholders’ Equity” to our audited financial statements included in this Annual Report.

(4)	Represents cash award amounts for achievement of the 2009 Objectives pursuant to the STI Plan with respect to Messrs. Burgess and Lussier and sales commissions earned in the fiscal years ended December 31, 2009, 2008 and 2007 pursuant to Mr. Quinoy’s sales commission plan and employment agreement.

(5)	Includes matching contributions made by the company to a 401(k) defined contribution benefit plan for the following named executive officers: Mr. Huennekens, $3,450; Mr. Dahldorf, $4,199; Mr. Burgess, $4,125; and Mr. Quinoy, $3,912.

(6)	Represents matching contributions made by the company to a 401(k) defined contribution benefit plan for the following named executive officers: Mr. Huennekens, $2,626; Mr. Dahldorf, $3,811; Mr. Burgess, $3,535; and Mr. Quinoy, $2,938.

(7)	Includes payments of $430,112 made to Mr. Dahldorf to reimburse him for costs related to relocating himself and his family to our headquarters in San Diego, California. Reimbursed costs include $375,515 for closing costs related to the sale of his previous home (including reimbursement of lost equity) and the purchase of his new home, $31,595 for moving costs and $23,001 for temporary housing during the moving process. The amount for reimbursement of closing costs was “grossed up” to include any tax liability Mr. Dahldorf might incur as a cost of this move.

(8)	Mr. Lussier’s salary reflects the conversion of his salary from euros based on the average exchange rate during 2009, which was approximately 1.395 U.S. dollars to one euro.

(9)	Represents payments made to Mr. Lussier, or on his behalf, for 2009, as follows: $3,956 for disability insurance, $88,647 for health insurance and retirement plan premiums and insurance tax, $26,787 for an auto allowance, $17,742 for life insurance and $4,184 for a stipend intended to cover miscellaneous expenses, which payments were made in euros and converted to dollars based on the average exchange rate during 2009, which was approximately 1.395 U.S. dollars to one euro.

(10)	Mr. Lussier’s salary reflects the conversion of his salary from euros based on the average exchange rate during 2008, which was approximately 1.471 U.S. dollars to one euro.

(11)	Represents payments made to Mr. Lussier, or on his behalf, for 2008, as follows: $3,836 for disability insurance, $88,110 for health insurance and retirement plan premiums and insurance tax, $40,154 for an auto allowance, and $4,414 for a stipend intended to cover miscellaneous expenses, which payments were made in euros and converted to dollars based on the average exchange rate during 2009, which was approximately 1.471 U.S. dollars to one euro.

(12)	Mr. Lussier’s salary reflects the conversion of his salary from euros based on the average exchange rate during 2007, which was approximately 1.368 U.S. dollars to one euro.

(13)	Represents payments made to Mr. Lussier, or on his behalf, for 2007, as follows: $3,991 for life insurance, $3,164 for disability insurance, $80,623 for health insurance and retirement plan premiums and insurance tax, $5,695 for a housing subsidy, $23,968 for an auto allowance, and $4,104 for a stipend intended to cover miscellaneous expenses, which payments were made in euros and converted to dollars based on the average exchange rate during 2007, which was approximately 1.368 U.S. dollars to one euro.

(14)	Includes an auto allowance paid to Mr. Quinoy.

(15)	Mr. Quinoy’s annual base salary was $257,500, effective January 1, 2008. Subsequently, Mr. Quinoy entered into an employment agreement with us, effective December 10, 2008, which reflected his updated annual base salary of $300,000, which was prorated for the remaining year. The amount in the table above reflects the base salary that Mr. Quinoy actually earned in 2008.

Grants of Plan-Based Awards

The following table summarizes grants of plan-based awards made to our named executive officers in 2009.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Restricted Stock Units (#)(2)	Grant Date Fair Value of Stock Awards ($)(3)	All Other Option Awards: Number of Securities Underlying Options (#)(4)	Exercise or Base Price of Option Awards ($ per share)	Grant Date Fair Value of Option Awards ($)(2)(3)
Name	Grant Date	Target ($)		Maximum ($)
R. Scott Huennekens	2/3/2009	—		—	45,000	616,050	80,000	13.69	475,512
John T. Dahldorf	2/3/2009	—		—	24,500	335,405	42,500	13.69	252,616
Vincent J. Burgess	2/3/2009	—		—	22,500	308,025	35,000	13.69	208,037
		54,600		109,200
Michel E. Lussier	2/3/2009	—		—	22,500	308,025	35,000	13.69	208,037
		77,834		155,668
Jorge J. Quinoy	2/3/2009	—		—	80,000	1,095,200	30,000	13.69	178,317
		150,000	(5)	—

(1)	The dollar amounts in these columns represent the target and maximum amounts of each named executive officer’s annual cash bonus award for the year ended December 31, 2009 pursuant to the STI Plan. The actual cash bonus award earned for the year ended December 31, 2009 for each named executive officer is set forth in the Summary Compensation Table above. The STI Plan requires that we achieve at least 80% of the 2009 Objectives in order for any bonus award payouts to occur. Target amounts represent 20% of 2009 base salary for Messrs. Burgess and Lussier. Maximum amounts represent 40% of 2009 base salary for Messrs. Burgess and Lussier. For a description of Volcano’s STI Plan, see “Compensation Discussion and Analysis—Executive Compensation Program—Annual Cash Bonuses.”

(2)	The restricted stock unit award was granted by our Compensation Committee pursuant to our 2005 Equity Compensation Plan and vests as to 1/4th of the shares annually over four years commencing on the grant date. For more information on the terms of the restricted stock units granted to our named executive officers in fiscal 2009, please see “Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Restricted Stock Awards and Restricted Stock Unit Awards” below.

(3)	Represents the grant date fair value of each award determined in accordance with ASC 718. Assumptions used in computing grant date fair value in accordance with ASC 718 are set forth in Note 5 “Stockholders’ Equity” to our audited financial statements included in this Annual Report.

(4)	The stock option was granted by our Compensation Committee pursuant to our 2005 Equity Compensation Plan and vests as to 1/48th of the shares subject to the stock option monthly over four years commencing on the grant date. For more information on the terms of the stock options granted to our named executive officers in fiscal 2009, please see “Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Stock Options” below.

(5)	Represents Mr. Quinoy’s target incentive compensation upon achievement of 100% of his performance objectives, and is pro-rated for other achievement levels, as provided under Mr. Quinoy’s employment agreement. The actual amount earned by Mr. Quinoy for the fiscal year ended December 31, 2009 is $153,315, and is in the form of sales commissions primarily based on the total revenues generated by us from the sale and utilization of IVUS and FM disposable products in the U.S., Japan and Asia Pacific, Latin America and Canada sales regions.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

Our President and Chief Executive Officer, Chief Financial Officer, Executive Vice President, Global Sales and Group President, Advanced Imaging Systems and Executive Vice President, Marketing and Business Development, have entered into written employment agreements with us, and our President of Volcano Europe and Clinical and Scientific Affairs entered into a Managing Director Agreement with Volcano Europe. Our Group President, Advanced Imaging Systems and Executive Vice President, Marketing and Business Development resigned from all positions with us, effective as of March 5, 2010. In connection with his resignation, we entered into a Severance Agreement and Release with Mr. Burgess. Descriptions of these agreements with our named executive officers are included in the “Compensation Discussion and Analysis” above.

Annual Cash Incentive Awards

Annual cash incentive bonuses for Mr. Huennekens, Mr. Dahldorf and Mr. Quinoy are established as part of their respective individual employment agreements. For 2009, Messrs. Burgess and Lussier were eligible to receive an annual cash incentive bonus pursuant to the STI Plan as determined by the Compensation Committee. For more information regarding our annual cash incentive awards, please see the “Compensation Discussion and Analysis” above.

Equity Compensation Arrangements

We may grant stock options, RSUs and other stock-based awards to our named executive officers through the equity plans set forth below. The following is a brief description of certain of the terms of stock awards that may be granted under such plans.

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

Exercise Price and Term. The plan administrator determines the exercise price of options granted under the 2000 Plan, but with respect to all options, the exercise price must at least be equal to the fair market value of our common stock on the date of grant. The term of an option may not exceed ten years. With respect to an incentive stock option granted to any participant who owns 10% of the voting power of all classes of our outstanding stock, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date.

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

2005 Equity Compensation Plan

Our 2005 Equity Compensation Plan, or the “2005 Plan”, was adopted in October 2005 and was amended by our Board of Directors in April 2007 and April 2009, as approved by our stockholders in June 2007 and July 2009. A maximum of 13,712,558 shares has been reserved for issuance under the 2005 Plan, as amended. During the year ended December 31, 2009, consistent with its practices for awarding stock options described in “Compensation Discussion and Analysis,” the Compensation Committee approved the grant of (i) options to purchase an aggregate of 222,500 shares of our common stock and (ii) an aggregate of 194,500 RSUs to our named executive officers on February 3, 2009 under our 2005 Plan, which grants were effective on February 3, 2009. The exercise price for these stock options is $13.69 per share, the closing price of our common stock on February 3, 2009, the date of grant. The options vest as to 1/48th of the shares subject to the stock options monthly over four years commencing on the grant date. The options expire on February 3, 2016, unless they are forfeited or expire earlier in accordance with their terms. The RSUs will vest, if at all, 25% each year on the anniversary of the grant date, subject to the respective officers’ continued service through each such date, so that the award is fully vested on the fourth anniversary of the grant date. The 2005 Plan allows the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights.

Administration. Our Board of Directors or a duly authorized committee of the Board of Directors administers the 2005 Plan. The plan administrator has the power to determine the terms of the awards, including the exercise price, the number of shares subject to each such award, the exercisability of the awards and the form of consideration, if any, payable upon the exercise of the award. With respect to options held by a person subject to Section 16 of the Exchange Act, the plan administrator may not amend existing awards to reduce their exercise price nor may the plan administrator institute an exchange program by which outstanding awards may be surrendered in exchange for awards with a lower exercise price.

Stock Options. The plan administrator determines the exercise price of options granted under the 2005 Plan, but with respect to all options, the exercise price must at least be equal to the fair market value of our common stock on the date of grant. The term of an option may not exceed seven years. With respect to an incentive stock option granted to any participant who owns 10% of the voting power of all classes of our outstanding stock, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date.

After termination of service, an employee, director or consultant, may exercise his or her option for the period of time as the plan administrator may determine. Generally, if termination is due to death or disability, the option will remain exercisable for one year. If termination is due to misconduct or breach of an employment agreement with us, the option will terminate on the date of such termination or breach. In all other cases, the option will generally remain exercisable for ninety days. However, an option generally may not be exercised following the expiration of its term.

Restricted Stock Awards and Restricted Stock Unit Awards. Restricted stock awards and RSUs may be granted under the 2005 Plan. Restricted stock awards and restricted stock units are awards covering shares of our common stock that vest in accordance with terms and conditions established by the plan administrator. The plan administrator will determine the number of shares subject to the award granted to any employee, director or consultant. The plan administrator may impose whatever vesting restrictions it determines to be appropriate, including over a period of service or upon the achievement of specific performance goals. Shares of restricted stock that do not vest are subject to our right of repurchase or forfeiture.

Stock Appreciation Rights. Stock appreciation rights may be granted under the 2005 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of our common stock between the exercise date and the date of grant. The plan administrator determines the terms of stock appreciation rights, including when such rights become exercisable and whether to pay the increased appreciation in cash or with shares of our common stock, or a combination thereof.

Other Stock Awards. The plan administrator may grant other awards based in whole or in part by reference to our common stock. The plan administrator will set the number of shares under the award and all other terms and conditions of such awards.

Changes in Control. In the event of Volcano’s change in control, the plan administrator will provide written notice to each recipient. Unless determined otherwise by the plan administrator, all outstanding options and stock appreciation rights will automatically accelerate and become fully exercisable and the restrictions on all restricted stock awards and restricted stock units will immediately lapse. In addition, with respect to stock awards granted prior to July 29, 2009, if, upon a change in control, Volcano is not the surviving corporation or survives only as a subsidiary of another corporation, each participant holding such an outstanding award will have the right to elect, within thirty (30) days after receiving notice of the pending transaction (or such longer period as needed under applicable law), one of the following two methods of treating all of his or her award: (1) all such awards that are (x) options or stock appreciation rights and that are not exercised prior to the closing of the transaction will be assumed by, or replaced with comparable options or stock appreciation rights by, the surviving corporation (or a parent or subsidiary of the surviving corporation) in a manner that complies with Code Section 409A, and (y) restricted stock awards and restricted stock units will be converted into comparable full-value stock awards of the surviving corporation (or a parent or subsidiary of the surviving corporation); or (2) each such award will be surrendered in exchange for a payment, immediately prior to the effectiveness of the transaction, in cash or shares of stock (as elected by the participant), that is equal to the fair market value of the shares underlying such award, less any exercise or strike price. To the extent the board determines that it is commercially unreasonable (e.g., due to cost or limitations under applicable laws) to provide for such an election, the participant will instead receive a cash payment in the amount calculated pursuant to alternative (2) above at the effective time of the transaction as his or her sole entitlement.

2007 Employee Stock Purchase Plan

Additional long-term equity incentives are provided through our 2007 Employee Stock Purchase Plan, or the ESPP, in which all regular U.S. employees, including executive officers, employed by us or by any of our affiliates may participate and may contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of our common stock under the ESPP. An aggregate of 1,100,000 shares have been reserved under the ESPP as of January 1, 2010. Such number of shares will increase on January 1 of each year from 2010 to 2017 by an amount equal to the lesser of (a) 1.5% of the total number of our shares outstanding on December 31st of the preceding calendar year, or (b) 600,000 shares, unless otherwise determined by our Board of Directors. The ESPP is implemented through a series of offerings of purchase rights to eligible employees. In November 2009, our Board of Directors voted to not increase the reserved number of shares under the ESPP for 2010 pursuant to the automatic increase provision. Under the ESPP, we may specify offerings with a duration of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of our common stock will be purchased for employees participating in the offering. Unless otherwise determined by our Board of Directors, common stock is purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of a share of our common stock on the first date of an offering or (b) 85% of the fair market value of a share of our common stock on the date of purchase.

Outstanding Equity Awards at 2009 Fiscal Year-End

The Compensation Committee approved awards under our 2000 Long Term Incentive Plan and our 2005 Equity Compensation Plan to certain of our named executive officers. Set forth below is information regarding stock options outstanding to our named executive officers as of December 31, 2009.

2009 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date(1)	Number of Shares or Units That Have Not Vested (#)		Market Value of Shares or Units That Have Not Vested ($)
R. Scott Huennekens	3,030	(2)	—	0.33	6/11/2012	—		—
	292,227	(3)’	—	0.33	7/29/2014	—		—
	172,727	(4)	—	6.49	7/13/2015	—		—
	160,000	(5)	—	19.11	1/24/2014	—		—
	100,000	(6)	—	12.96	2/27/2015	—		—
	80,000	(7)	—	13.69	2/3/2016	—		—
	—		—	—	—	37,500	(8)	651,750
	—		—	—	—	45,000	(9)	675,000

John T. Dahldorf	64,343	(3)’	—	0.33	7/29/2014	—		—
	45,454	(4)	—	6.49	7/13/2015	—		—
	70,000	(5)	—	19.11	1/24/2014	—		—
	37,500	(6)	—	12.96	2/27/2015	—		—
	42,500	(7)	—	13.69	2/3/2016	—		—
	—		—	—	—	14,062	(8)	244,398
	—		—	—	—	24,500	(9)	367,500

Vincent J. Burgess	36,363	(4)	—	6.49	7/13/2015	—		—
	70,000	(5)	—	19.11	1/24/2014	—		—
	46,875	(6)	—	12.96	2/27/2015	—		—
	35,000	(7)	—	13.69	2/3/2016	—		—
	—		—	—	—	17,578	(8)	305,506
	—		—	—	—	22,500	(9)	337,500

Michel E. Lussier	41,454	(10)	—	0.33	11/13/2012	—		—
	36,363	(11)	—	0.33	9/25/2013	—		—
	36,363	(4)	—	6.49	7/13/2015	—		—
	40,000	(5)	—	19.11	1/24/2014	—		—
	22,500	(6)	—	12.96	2/27/2015	—		—
	35,000	(7)	—	13.69	2/3/2016	—		—
	—		—	—	—	8,437	(8)	146,635
	—		—	—	—	22,500	(9)	337,500

Jorge J. Quinoy	60,909	(4)	—	0.33	7/24/2013	—		—
	947	(13)	—	1.65	1/18/2015	—		—
	27,272	(4)	—	6.49	7/13/2015	—		—
	45,000	(5)	—	19.11	1/24/2014	—		—
	33,750	(6)	—	12.96	2/27/2015	—		—
	30,000	(7)	—	13.69	2/3/2016	—		—
	—		—	—	—	12,656	(8)	219,961
	—		—	—	—	80,000	(9)	1,200,000

(1)	Stock options may be exercised prior to vesting, or early exercised, subject to repurchase rights in favor of Volcano that expire over the vesting periods indicated in the footnotes below. Accordingly, all stock options granted to the named executive officers that were outstanding as of December 31, 2009 were exercisable in full and are included in the table above.

(2)	The stock option vested as to 1/4th of the shares of common stock subject to the stock option on June 11, 2003, and vested as to 1/48th of the shares subject to the stock option each month thereafter.

(3)	The stock option vested as to 1/48th of the shares subject to the stock option on each month commencing on August 29, 2004.

(4)	The stock option vests as to 1/48th of the shares subject to the stock option on each month commencing on August 13, 2005.

(5)	The stock option vests as to 1/48th of the shares subject to the stock option on each month commencing on February 25, 2007.

(6)	The stock option vests as to 1/48th of the shares subject to the stock option on each month commencing on March 27, 2008.

(7)	The stock option vests as to 1/48th of the shares subject to the stock option on each month commencing on March 3, 2009.

(8)	The restricted stock units vest as to 1/4th of the shares of common stock subject to the restricted stock unit each year commencing on February 27, 2009.

(9)	The restricted stock units vest as to 1/4th of the shares of common stock subject to the restricted stock unit each year commencing on February 3, 2010.

(10)

The stock option vested as to 1/4th of the shares of common stock subject to the stock option on August 1, 2003, and vested as to 1/48th of the shares subject to the stock option each month thereafter.

(11)

The stock option vested as to 1/4th of the shares of common stock subject to the stock option on September 25, 2004, and vested as to 1/48th of the shares subject to the stock option each month thereafter.

(12)	The stock option vests as to 1/48th of the shares subject to the stock option on each month commencing on February 18, 2005.

Option Exercises and Stock Vested During 2009

Set forth below is information regarding stock option exercises and stock vested for each of our named executive officers during the year ended December 31, 2009.

2009 OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
R. Scott Huennekens	178,219	2,399,994	12,500	187,000
John T. Dahldorf	—	—	4,688	70,132
Vincent J. Burgess	—	—	5,860	87,666
Michel E. Lussier	4,000	54,720	2,813	42,082
Jorge J. Quinoy	—	—	4,219	63,116

Other Compensatory Arrangements

For a description of the other elements of our executive compensation program, see “Compensation Discussion and Analysis” above.

Potential Payments Upon Termination or Change in Control

See “Employment Agreements, Change in Control Arrangements, and Other Agreements” above for a description of the compensation and benefits payable to each of our named executive officers in certain termination situations. The amount of compensation and benefits payable to each named executive officer in various termination situations has been estimated in the tables below. The tables below do not include amounts in which the named executive officer had already vested as of December 31, 2009. Such vested amounts would include vested stock options and accrued wages and vacation. The actual amount of compensation and benefits payable in any termination event can only be determined at the time of the termination of the named executive officer’s employment with us.

R. Scott Huennekens

The following table describes the potential payments and benefits for Mr. Huennekens upon employment termination or a change in control as if his employment had terminated or such change in control had occurred, as applicable, as of December 31, 2009, the last day of our last fiscal year:

Compensation and Benefits	Termination Without Cause or for Good Reason Not In Connection with Change in Control	Termination Without Cause or for Good Reason In Connection with Change in Control		Vesting Acceleration Upon Change in Control Not Dependent on Termination		Termination Due to Disability	Termination Due to Death
Base Salary Payment (1)	$824,000	$824,000		$—		$412,000	$412,000
Pro-Rated Bonus	206,000	206,000		—		206,000	206,000
Stock Option Vesting Acceleration (2)	—	473,121	(3)	473,121	(3)	—	—
Restricted Stock Units Vesting Acceleration (2)				1,433,850	(4)
Insurance Payments and COBRA Premiums (5)	63,775	63,775		—		31,887	31,887

Total	$1,093,775	$1,566,894		$1,906,971		$649,887	$649,887

(1)	If termination of employment occurs immediately prior to, or within twelve months after, a change in control, the base salary payments shall be equal to twice Mr. Huennekens’ then-current annual salary in the form of a lump sum payment. If termination of employment does not occur immediately prior to, on or within twelve months after a change in control, the base salary payments shall be in the form of equal monthly cash payments paid over a period of eighteen or twenty-four months, as set forth in his employment agreement. In the event termination of employment occurs in connection with his disability or death, base salary payments shall be equal to his annual salary as set forth in his employment agreement.

(2)	Such benefit occurs automatically upon the consummation of a change in control and is not dependent on termination without cause or for good reason in connection with a change in control.

(3)	The value of vesting acceleration is based on the $17.38 closing price of our common stock on December 31, 2009, with respect to in-the-money unvested option shares minus the exercise price of the unvested option shares.

(4)	The value of vesting acceleration is based on the $17.38 closing price of our common stock on December 31, 2009, with respect to unvested restricted stock units.

(5)	The portion comprised of non-health insurance premiums represents the average monthly cost of non-voluntary, non-health insurance benefits to Mr. Huennekens paid in 2009, multiplied by twenty-four months, in the case of termination without cause or for good reason, or twelve months, in the case of termination due to disability or death.

John T. Dahldorf

The following table describes the potential payments and benefits for Mr. Dahldorf upon employment termination or a change in control as if his employment had terminated or such change in control had occurred, as applicable, as of December 31, 2009, the last day of our last fiscal year:

Compensation and Benefits	Termination Without Cause or for Good Reason Not In Connection with Change in Control	Termination Without Cause or for Good Reason In Connection with Change in Control		Vesting Acceleration Upon Change in Control Not Dependent on Termination		Termination Due to Disability	Termination Due to Death
Base Salary Payment (1)	$546,000	$546,000		$—		$273,000	$273,000
Pro-Rated Bonus	109,200	109,200		—		109,200	109,200
Stock Option Vesting Acceleration (2)	—	213,937	(3)	213,937	(3)	—	—
Restricted Stock Units Vesting Acceleration (2)				670,208	(4)
Insurance Payments and COBRA Premiums (5)	71,217	71,217		—		35,609	35,609

Total	$726,417	$940,354		$884,145		$417,809	$417,809

(1)	If termination of employment occurs immediately prior to, or within twelve months after, a change in control, the base salary payments shall be equal to twice Mr. Dahldorf’s then-current annual salary in the form of a lump sum payment. If termination of employment does not occur immediately prior to, on or within twelve months after a change in control, the base salary payments shall be in the form of equal monthly cash payments paid over a period of eighteen or twenty-four months, as set forth in his employment agreement. In the event termination of employment occurs in connection with his disability or death, base salary payments shall be equal to his annual salary as set forth in his employment agreement.

(2)	Such benefit occurs automatically upon the consummation of a change in control and is not dependent on termination without cause or for good reason in connection with a change in control.

(3)	The value of vesting acceleration is based on the $17.38 closing price of our common stock on December 31, 2009, with respect to in-the-money unvested option shares minus the exercise price of the unvested option shares.

(4)	The value of vesting acceleration is based on the $17.38 closing price of our common stock on December 31, 2009, with respect to unvested restricted stock units.

(5)	The portion comprised of non-health insurance premiums represents the average monthly cost of non-voluntary, non-health insurance benefits to Mr. Dahldorf paid in 2009, multiplied by twenty-four months, in the case of termination without cause or for good reason, or twelve months, in the case of termination due to disability or death.

Vincent J. Burgess

The following table describes the potential benefits for Mr. Burgess if the unvested options he holds as of December 31, 2009, the last business day of our last fiscal year, had become fully vested as a result of a change in control on December 31, 2009:

Named Executive Officers	Stock Option Vesting Acceleration ($)(1)(2)	Restricted Stock Units Vesting Acceleration ($)(2)(3)
Vincent J. Burgess	214,474	696,556

(1)	The value of vesting acceleration is based on the $17.38 closing price of our common stock on December 31, 2009, with respect to in-the-money unvested option shares minus the exercise price of the unvested option shares.

(2)	Such benefit occurs automatically upon the consummation of a change in control and is not dependent on termination without cause or for good reason in connection with a change in control.

(3)	The value of vesting acceleration is based on the $17.38 closing price of our common stock on December 31, 2009, with respect to unvested restricted stock units.

We entered into an employment agreement with Mr. Burgess, effective February 10, 2010, that provided for additional benefits upon a change in control. Effective March 5, 2010, Mr. Burgess resigned from all positions held with us. In connection with Mr. Burgess’ resignation, we entered into a Severance Agreement and Release with Mr. Burgess that superseded the February 10, 2010 agreement and provides for the severance benefits described above.

Jorge J. Quinoy

The following table describes the potential payments and benefits for Mr. Quinoy upon employment termination or a change in control as if his employment had terminated or such change in control had occurred, as applicable, as of December 31, 2009, the last day of our last fiscal year:

Compensation and Benefits	Termination Without Cause or for Good Reason Not In Connection with Change in Control	Termination Without Cause or for Good Reason In Connection with Change in Control		Vesting Acceleration Upon Change in Control Not Dependent on Termination		Termination Due to Disability	Termination Due to Death
Base Salary Payment (1)	$300,000	$300,000		$—		$300,000	$300,000
Pro-Rated Bonus	153,315	153,315		—		153,315	153,315
Stock Option Vesting Acceleration (2)	—	168,444	(3)	168,444	(3)	—	—
Restricted Stock Units Vesting Acceleration (4)				1,610,361
Insurance Payments and COBRA Premiums (5)	27,409	27,409		—		27,409	27,409

Total	$480,724	$649,168		$1,778,805		$480,724	$480,724

(1)	If termination of employment occurs immediately prior to, or within twelve months after, a change in control, the base salary payments shall be equal to Mr. Quinoy’s then-current annual salary in the form of a lump sum payment. If termination of employment does not occur immediately prior to, on or within twelve months after a change in control, the base salary payments shall be in the form of equal monthly cash payments paid over a period of six or twelve months, as set forth in his employment agreement. In the event termination of employment occurs in connection with his disability or death, base salary payments shall be equal to his annual salary as set forth in his employment agreement.

(2)	The value of vesting acceleration is based on the $17.38 closing price of our common stock on December 31, 2009, with respect to in-the-money unvested option shares minus the exercise price of the unvested option shares.

(3)	The value of vesting acceleration is based on the $17.38 closing price of our common stock on December 31, 2009, with respect to unvested restricted stock units.

(4)	The portion comprised of non-health insurance premiums represents the average monthly cost of non-voluntary, non-health insurance benefits to Mr. Quinoy paid in 2009, multiplied by twelve months, in the case of termination without cause or for good reason, or twelve months, in the case of termination due to disability or death.

(5)	Such benefit occurs automatically upon the consummation of a change in control and is not dependent on termination without cause or for good reason in connection with a change in control.

Michel E. Lussier

The following table describes the potential payments and benefits for Mr. Lussier upon employment termination or a change in control as if his employment had terminated or such change in control had occurred, as applicable, as of December 31, 2009, the last day of our last fiscal year:

Compensation and Benefits	Termination by Volcano Europe Without Three- Month Notice Period(1)	Termination In Connection With Non- Competition Undertaking(2)	Vesting Acceleration Upon Change in Control Not Dependent on Termination
Lump Sum Payment (3)	$91,933	$183,866	$—
Stock Option Vesting Acceleration (4)	—	—	156,117	(5)
Restricted Stock Units Vesting Acceleration (4)			484,135	(6)

Total	$91,933	$183,866	$640,252

(1)	The amount set forth in this column assumes that the Managing Director Agreement with Mr. Lussier is terminated as of December 31, 2009 by Volcano Europe, without a three-month notice period or any potion thereof. In the event that Volcano Europe provides Mr. Lussier with notice of termination for a portion of three-months, the amount payable will be pro-rated for such partial notice period.

(2)	The amount set forth in this column assumes that the Managing Director Agreement with Mr. Lussier is terminated as of December 31, 2009 and that Volcano Europe does not release Mr. Lussier from the non-competition undertaking set forth in such agreement in connection with such termination.

(3)	Amounts in this row are paid in euros and are reflected in dollars based on the exchange rate on December 31, 2009, which was approximately 1.395 U.S. dollars to one euro.

(4)	Such benefit occurs automatically upon the consummation of a change in control and is not dependent on termination without cause or for good reason in connection with a change in control.

(5)	The value of vesting acceleration is based on the $17.38 closing price of our common stock on December 31, 2009, with respect to in-the-money unvested option shares minus the exercise price of the unvested option shares.

(6)	The value of vesting acceleration is based on the $17.38 closing price of our common stock on December 31, 2009, with respect to unvested restricted stock units.

COMPENSATION OF DIRECTORS

During the year ended December 31, 2009, pursuant to our Director Compensation Policy, upon their election to our Board of Directors, each of our non-employee directors was granted an initial option to purchase up to 20,000 shares of our common stock at the then fair market value pursuant to the terms of our 2005 Equity Compensation Plan. In addition, if a director is elected or appointed to the Board of Directors for the first time on a date other than the date of an annual meeting of stockholders, such director will be granted an additional option to purchase a pro rata portion of 12,000 shares of our common stock. On the date of each annual meeting of stockholders, each non-employee director is automatically granted an option to purchase up to 12,000 shares of our common stock if he or she remains on our Board of Directors.

During the year ended December 31, 2009 each of our non-employee directors was paid $37,000 annually and was reimbursed for reasonable out-of-pocket travel expenses incurred in connection with in-person attendance at and participation in Board of Directors meetings. In addition, on February 4, 2009, the Board appointed Ronald A. Matricaria as the chairman of the Board and approved cash compensation for

Mr. Matricaria of $200,000 for his service as chairman for the year beginning January 1, 2009. The Board also approved a stock option grant for Mr. Matricaria for 16,000 shares of common stock, as chairman of the Board, in lieu of a stock option grant at the annual meeting of Stockholders for 2009 pursuant to the Director Compensation Policy. The chairperson of the Audit Committee received an annual retainer fee of $15,000, the chairperson of the Compensation Committee received an annual retainer fee of $10,000, and the chairperson of the Corporate Governance Committee received an annual retainer fee of $6,000 for serving on their respective committees. Members, other than the chairpersons, of the Audit Committee, Compensation Committee and Corporate Governance Committee received annual retainer fees of $7,500, $5,000 and $3,000, respectively, for serving on such committees.

On November 4, 2009, the Board approved cash compensation for Mr. Matricaria of $100,000 for the year beginning January 1, 2010 for his service as chairman of the Board. In November 2009, the Compensation Committee determined that the annual stock option grant to be received by Mr. Matricaria, as chairman of the Board, at the annual meeting of Stockholders for 2010 pursuant to the Company’s Director Compensation Policy would be 12,000 shares of common stock, which is the same amount each other non-employee director will receive if he or she remains on our Board of Directors.

Set forth below is the compensation paid to each of our non-employee directors during the year ended December 31, 2009. Mr. Huennekens, our President and Chief Executive Officer, did not receive any additional compensation for serving on our Board of Directors or its committees during the year ended December 31, 2009.

2009 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Michael J. Coyle	29,667	187,533	217,200
Connie R. Curran, RN, Ed.D.	44,583	74,423	119,006
Kieran T. Gallahue	41,333	74,423	115,756
Lesley H. Howe	51,000	74,423	125,423
Alexis V. Lukianov	39,000	74,423	113,423
Ronald A. Matricaria	200,000	85,275	285,275
John Onopchenko	40,667	74,423	115,090
Roy T. Tanaka	30,000	187,533	217,533

(1)	Represents the grant date fair value in accordance with ASC 718. These amounts have been calculated in accordance with ASC 718 using the Black-Scholes on the respective grant dates. Assumptions used in computing the aggregate grant date fair value in accordance with ASC 718 are set forth in Note 5 “Stockholders’ Equity” to our audited financial statements included in this Annual Report.

(2)	The aggregate number of shares subject to outstanding stock options held by each of the directors listed in the table above as of December 31, 2009 was as follows: Mr. Coyle, options to purchase 33,333 shares; Dr. Curran, options to purchase 48,000 shares; Mr. Gallahue, options to purchase 47,333 shares; Mr. Howe, options to purchase 46,181 shares; Mr. Lukianov, options to purchase 44,666 shares; Mr. Matricaria, options to purchase 50,181 shares; Mr. Onopchenko, options to purchase 48,000 shares and Mr. Tanaka options to purchase 33,333 shares.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2009, Volcano’s Compensation Committee was comprised of Dr. Curran, Mr. Lukianov and Mr. Tanaka. None of the members of Volcano’s Compensation Committee has at any time been one of Volcano’s officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving on Volcano’s Board of Directors or Compensation Committee.

Compensation Committee Report (1)

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis, or “CD&A”, contained in this Annual Report on Form 10-K for the year ended December 31, 2009. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the CD&A be included in this Annual Report on Form 10-K for the year ended December 31, 2009.

Respectfully submitted,
The Compensation Committee of the Board of Directors

Connie R. Curran, RN, Ed.D., Chair
Alex V. Lukianov
Roy T. Tanaka

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

Risk Considerations in our Compensation Program

The Compensation Committee has discussed the concept of risk as it relates to our compensation programs. In particular, the Compensation Committee assessed whether any such programs encourage excessive or inappropriate risk taking. The Compensation Committee considered the allocation of compensation among base salary and short and long-term compensation, our approach to establishing company-wide and individual financial, operational and other performance targets, with payouts at multiple levels of performance and minimum levels of achievement, and evaluation of key performance metrics, each of which assists in mitigating excessive risk-taking that could harm our value. The assessment resulted in a determination that our current compensation programs, practices or policies facilitate the appropriate balance between prudent business risk and resulting compensation that does not encourage excessive risk-taking or create potential risks that are reasonably likely to have a material adverse effect on Volcano.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to beneficial ownership of our common stock, as of March 1, 2010, except as noted, by (i) each beneficial owner known by us to be the beneficial owner of 5% or more of the outstanding shares of our common stock, (ii) each of our named executive officers, (iii) each of our directors and nominees for directors and (iv) all of our executive officers and directors as a group.

This table is based upon information provided to us by our executive officers and directors and upon information about principal stockholders known to us based on Schedules 13G filed with the Securities and Exchange Commission, or the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 1, 2010 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each person listed in the table below is c/o Volcano Corporation, 3661 Valley Centre Drive, Suite 200, San Diego, CA 92130.

Each stockholder’s percentage ownership is based on 49,700,997 shares of our common stock outstanding as of March 1, 2010, adjusted as required by rules promulgated by the SEC.

SECURITY OWNERSHIP OF

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	Beneficial Ownership
	Shares	Percent of Total
5% Stockholders:
Capital Research Global Investors (1) 333 South Hope Street Los Angeles, CA 90071	4,632,778	9.3%
Entities affiliated with Waddell & Reed Financial, Inc. (2) 6300 Lamar Avenue Overland Park, KS 66202	3,461,813	7.0%
Wellington Management Company, LLP (3) 75 State Street Boston, MA 02109	6,816,327	13.7%
BlackRock, Inc. (4) 40 East 52nd Street New York, NY 10022	2,676,515	5.4%
SMALLCAP World Fund, Inc. (5) 333 South Hope Street Los Angeles, CA 90071	2,991,900	6.0%
Wells Fargo and Company (6) 420 Montgomery Street, San Francisco, CA 94104	3,196,888	6.4%

Directors and Executive Officers:
Michael J. Coyle (7)	33,333	0.1%
Connie R. Curran, RN, Ed.D. (8)	49,000	0.1%
Kieran T. Gallahue (9)	47,333	0.1%
Lesley H. Howe (10)	58,142	0.1%
Alexis V. Lukianov (11)	54,666	0.1%
Ronald A. Matricaria (12)	110,181	0.2%
John Onopchenko (13)	48,000	0.1%
Roy T. Tanaka (14)	38,333	0.1%
R. Scott Huennekens (15)	806,840	1.6%
John T. Dahldorf (16)	299,429	0.6%
Vincent J. Burgess (17)	346,246	0.7%
Joseph Burnett (18)	98,418	0.2%
John F. Sheridan (19)	244,297	0.5%
Jorge J. Quinoy (20)	243,597	0.5%
Michel E. Lussier (21)	245,276	0.5%
David Sheehan (22)	270,982	0.5%
All directors and executive officers as a group (16 persons) (23)	2,994,073	6.0%

*	Indicates ownership of less than 1% of the outstanding shares of our common stock

(1)

Based solely upon a Schedule 13G/A filed with the SEC on February 10, 2010 by Capital Research Global Investors, a division of Capital Research and Management Company, or CRMC, reporting beneficial ownership as of December 31, 2009. According to the Schedule 13G/A, Capital Research Global Investors has sole voting power over 2,695,878 shares of our common stock and sole dispositive power over 4,632,778 shares of our common stock as a result of CRMC acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. Capital Research Global Investors shares voting power over 1,936,900 shares of our common stock. Capital Research Global Investors disclaims beneficial ownership of 4,632,778 shares of our common stock pursuant to Rule 13d-4.

The Schedule 13G/A provides information only as of December 31, 2009 and, consequently, the beneficial ownership of the above-mentioned reporting person may have changed between December 31, 2009 and March 1, 2010.

(2)	Based solely upon a Schedule 13G/A filed with the SEC on February 12, 2010 by Waddell & Reed Financial, Inc., or WDR, on behalf of itself, Ivy Investment Management Company, or IICO; Waddell & Reed Investment Management Company, or WRIMCO; Waddell & Reed, Inc., or WRI; and Waddell & Reed Financial Services, Inc., or WRFSI, reporting beneficial ownership as of December 31, 2009. According to the Schedule 13G/A, IICO has direct sole voting and dispositive power over 609,513 shares of our common stock, WRIMCO has direct sole voting and dispositive power over 2,852,300 shares of our common stock, WRI has indirect sole voting and dispositive power over 2,852,300 shares of our common stock, WRFSI has indirect sole voting and dispositive power over 2,852,300 shares of our common stock and WDR has indirect sole voting and dispositive power over 3,461,813 shares of our common stock. IICO is an investment advisory subsidiary of WDR. WRIMCO is an investment advisory subsidiary of WRI, which is a broker-dealer and underwriting subsidiary of WRFSI, which is a parent holding company and subsidiary of WDR, a publicly traded company. The clients of IICO and WRIMCO, including investment companies registered under the Investment Company Act of 1940 and other managed accounts, have the right to receive dividends from, as well as the proceeds from the sale of, such securities. The Schedule 13G/A notes that investment advisory contracts grant IICO and WRIMCO all investment and/or voting power over securities owned by such advisory clients, and investment sub-advisory contracts grant IICO and WRIMCO investment power over securities owned by such sub-advisory clients and, in most cases, voting power, but that any investment restriction of a sub-advisory contract does not restrict investment discretion or power in a material manner. Accordingly, IICO and/or WRIMCO may be deemed the beneficial owner of such securities. The Schedule 13G/A provides information only as of December 31, 2009 and, consequently, the beneficial ownership of the above-mentioned reporting person may have changed between December 31, 2009 and March 1, 2010.

(3)	Based solely upon a Schedule 13G/A filed with the SEC on February 12, 2010 by Wellington Management Company, LLP, or Wellington Management, reporting beneficial ownership as of December 31, 2009. According to the Schedule 13G/A, Wellington Management, in its capacity as investment adviser, may be deemed to beneficially own 6,816,327 shares of our common stock which are held of record by clients of Wellington Management. The Schedule 13G/A notes that such clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, our common stock. Wellington Management shares voting power over 5,208,164 shares of our common stock and shares dispositive power over 6,816,327 shares of our common stock. The Schedule 13G/A provides information only as of December 31, 2009 and, consequently, the beneficial ownership of the above-mentioned reporting person may have changed between December 31, 2009 and March 1, 2010.

(4)	Based solely upon a Schedule 13G filed with the SEC on January 29, 2010 by BlackRock, Inc., or BlackRock, reporting beneficial ownership as of December 31, 2009. According to the Schedule 13G, BlackRock has sole voting and dispositive power over 2,676,515 shares of our common stock. The Schedule 13G notes that on December 1, 2009 BlackRock completed its acquisition of Barclays Global Investors, or BGI, from Barclays Bank PLC. As a result, substantially all of the BGI Entities are now included as subsidiaries of BlackRock for purposes of Schedule 13G filings. The Schedule 13/G notes that various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of shares of our common stock. The Schedule 13G provides information only as of December 31, 2009 and, consequently, the beneficial ownership of the above-mentioned reporting person may have changed between December 31, 2009 and March 1, 2010.

(5)

Based solely upon a Schedule 13G/A filed with the SEC on February 12, 2010 by SMALLCAP World Fund, Inc., or SMALLCAP, reporting beneficial ownership as of December 31, 2009. According to the Schedule 13G/A, SMALLCAP shares voting power over 2,991,900 shares of our common stock. SMALLCAP, an investment company registered under the Investment Company Act of 1940, is advised by Capital Research and Management Company, or CRMC. CRMC manages equity assets for various investment companies through two divisions, Capital Research Global Investors and Capital World Investors. These divisions generally function separately from each other with respect to investment research activities and they make investment decisions and proxy voting decisions for the investment companies on a separate basis. The Schedule 13G/A provides information only as of December 31, 2009 and, consequently, the beneficial ownership of the above-mentioned reporting person may have changed between December 31, 2009 and March 1, 2010.

(6)	Based solely upon a Schedule 13G filed with the SEC on January 21, 2010 by Wells Fargo and Company, or Wells Fargo, on behalf of itself, Wells Capital Management Incorporated, Wells Fargo Delaware Trust Company, National Association, Wells Fargo Advisors Financial Network, LLC, Wells Fargo Advisors, LLC, Wachovia Bank, National Association, and Wells Fargo Bank, N.A. reporting beneficial ownership as of December 31, 2009. According to the Schedule 13G, Wells Fargo beneficially owns 2,296,010 shares with sole voting power, 1,378 shares with shared voting power, 3,086,163 with sole dispositive power and 2,016 with shared dispositive power. Wells Capital Management Incorporated beneficially owns 908,773 shares with sole voting power and 2,998,318 shares with sole dispositive power. The Schedule 13G provides information only as of December 31, 2009 and, consequently, the beneficial ownership of the above-mentioned reporting person may have changed between December 31, 2009 and March 1, 2010.

(7)	Includes 33,333 shares of our common stock that Mr. Coyle has the right to acquire pursuant to options exercisable within 60 days of March 1, 2010.

(8)	Includes 48,000 shares of our common stock that Dr. Curran has the right to acquire pursuant to options exercisable within 60 days of March 1, 2010.

(9)	Includes 47,333 shares of our common stock that Mr. Gallahue has the right to acquire pursuant to options exercisable within 60 days of March 1, 2010.

(10)	Includes 46,181 shares of our common stock that Mr. Howe has the right to acquire pursuant to options exercisable within 60 days of March 1, 2010.

(11)	Includes 44,666 shares of our common stock that Mr. Lukianov has the right to acquire pursuant to options exercisable within 60 days of March 1, 2010.

(12)	Includes 50,181 shares of our common stock that Mr. Matricaria has the right to acquire pursuant to options exercisable within 60 days of March 1, 2010.

(13)	Includes 48,000 shares of our common stock that Mr. Onopchenko has the right to acquire pursuant to options exercisable within 60 days of March 1, 2010.

(14)	Includes 33,333 shares of our common stock that Mr. Tanaka has the right to acquire pursuant to options exercisable within 60 days of March 1, 2010.

(15)	Includes 787,484 shares of our common stock that Mr. Huennekens has the right to acquire pursuant to options exercisable within 60 days of March 1, 2010.

(16)	Includes 284,955 shares of our common stock that Mr. Dahldorf has the right to acquire pursuant to options exercisable within 60 days of March 1, 2010.

(17)	Includes 213,396 shares of our common stock that Mr. Burgess has the right to acquire pursuant to options exercisable within 60 days of March 1, 2010. Effective March 5, 2010, Mr. Burgess resigned as Group President, Advanced Imaging Systems and Executive Vice President, Marketing and Business Development.

(18)	Includes 96,035 shares of our common stock that Mr. Burnett has the right to acquire pursuant to options exercisable within 60 days of March 1, 2010.

(19)	Includes 234,484 shares of our common stock that Mr. Sheridan has the right to acquire pursuant to options exercisable within 60 days of March 1, 2010. Effective March 5, 2010, Mr. Sheridan resigned as Vice President of Research and Development and Operations.

(20)	Includes 217,878 shares of our common stock that Mr. Quinoy has the right to acquire pursuant to options exercisable within 60 days of March 1, 2010.

(21)	Includes 236,838 shares of our common stock that Mr. Lussier has the right to acquire pursuant to options exercisable within 60 days of March 1, 2010.

(22)	Includes 267,658 shares of our common stock that Mr. Sheehan has the right to acquire pursuant to options exercisable within 60 days of March 1, 2010.

(23)	For purposes of determining the number of shares beneficially owned by directors and executive officers as a group, any shares beneficially owned by more than one director or officer are counted only once.

Equity Compensation Plan Information

The following table provides certain information with respect to all of Volcano’s equity compensation plans in effect as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,247,356	$9.93	4,508,343	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	6,247,356	$9.93	4,508,343	(1)

(1)	Available for the grant of future rights under Volcano’s 2005 Equity Compensation Plan and 2007 Employee Stock Purchase Plan as of December 31, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Transactions with Related Persons

For the periods presented, there were no, nor are there any currently proposed, transactions or series of similar transactions to which we were a party or are a party in which:

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

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and Volcano, Volcano’s senior management and Volcano’s independent registered public accounting firm, the Board of Directors has affirmatively determined that the following eight directors are independent directors within the meaning of the applicable NASDAQ listing standards: Mr. Coyle, Dr. Curran, Mr. Gallahue, Mr. Howe, Mr. Lukianov, Mr. Matricaria, Mr. Onopchenko and Mr. Tanaka. In making this determination, the Board of Directors found that none of these directors or nominees for director had a material or other disqualifying relationship with Volcano. Mr. Huennekens, Volcano’s President and Chief Executive Officer, is not an independent director by virtue of his employment with Volcano. All of the committees of Volcano’s Board of Directors are comprised entirely of directors determined by the Board of Directors to be independent within the meaning of the applicable NASDAQ listing standards.

Item 14.	Principal Accounting Fees and Services.

The following table sets forth the aggregate fees charged to Volcano by Ernst & Young LLP for audit services rendered in connection with the audited consolidated financial statements and reports, stock offering-related fees, acquisition-related fees and for other services rendered, as well as all out-of-pocket costs incurred in connection with these services for fiscal 2009 and 2008 to Volcano and its subsidiaries:

	2009	2008
Audit fees	$1,419,000	$1,240,000
Audit-related fees	28,000	1,788,000
Tax fees	23,000	—
All other fees	—	—

	$1,470,000	$3,028,000

Audit Fees. Fiscal 2009 and 2008 audit fees consist of fees billed for professional services rendered for the integrated audit of Volcano’s consolidated financial statements and its internal control over financial reporting, review of the interim condensed consolidated financial statements included in quarterly reports on Form 10-Q, SEC and other regulatory filings, and accounting consultations.

Audit-Related Fees. Fiscal 2009 and 2008 audit-related fees consist of fees for other audit-related professional services. Fiscal 2009 and 2008 fees include $25,000 and $1,784,000, respectively, of fees billed for professionals services rendered for accounting consultations and audits in connection with acquisitions.

Tax Fees. Fiscal 2009 tax fees consist of fees for professional services rendered for tax compliance, tax planning and tax advice.

All other Fees. None.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Index of Financial Statements:

(1)	The financial statements required by Item 15(a) are filed in Item 8 of this Annual Report on Form 10-K.

(2)	Schedules required by Item 15(a) are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

(b)	Index of Exhibits:

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated July 10, 2003, by and among Jomed Inc., Jomed N.V., Jomed GmbH, Jomed Benelux S.A. and the Registrant (filed as Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

2.2†	Asset Transfer Agreement, dated July 3, 2003, by and between Pacific Rim Medical Ventures Corp and Koninklijke Philips Electronics N.V. (filed as Exhibit 2.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

2.3	Agreement and Plan of Merger, dated December 7, 2007, by and among the Registrant, Corazon Acquisition, Inc., CardioSpectra, Inc. and Christopher E. Banas and Paul Castella, as the Shareholders’ Representatives (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A (File No. 000-52045), as originally filed on March 4, 2008, and incorporated herein by reference).

2.4	Agreement and Plan of Merger, dated as of May 14, 2008, by and among Volcano Corporation, Lava Merger, Inc., Novelis Inc. and Paul Magnin (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on May 19, 2008, and incorporated herein by reference).

2.5	Agreement and Plan of Merger, dated as of December 22, 2008, by and among Volcano Corporation, Hummingbird Merger, Inc., Axsun Technologies, Inc. and William Seifert (filed as Exhibit 2.5 to the Registrant’s Annual Report on Form 10-K (000-52045), as originally filed on March 10, 2009, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on August 29, 2008, and incorporated herein by reference).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

Exhibit Number	Description
4.3	Fourth Amended and Restated Investor Rights Agreement, dated February 18, 2005, by and among the Registrant and certain stockholders (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.4	Rights Agreement, dated June 20, 2006, by and between the Registrant and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

10.1*	Form of Indemnification Agreement for directors and executive officers (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.2*	2000 Long Term Incentive Plan and forms of Stock Option Agreements thereunder (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 5, 2006, and incorporated herein by reference).

10.3*	Amended and Restated 2005 Equity Compensation Plan (filed as Appendix A to the Registrant’s Definitive Proxy Statement on Form DEF 14A, as originally filed on June 2, 2009, and incorporated herein by reference).

10.3a*	2005 Equity Compensation Plan Forms of Stock Option Agreements and Stock Grant Agreement thereunder (forms filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 5, 2006, and incorporated herein by reference).

10.3b*	2005 Equity Compensation Plan Form of Grantee Restriction Agreement (filed as Exhibit 10.3a to the Registrant’s Annual Report on Form 10-K, as amended (File No. 000-52045), as originally filed on March 23, 2007, as amended, and incorporated herein by reference).

10.3c*	Amended and Restated 2005 Equity Compensation Plan Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on February 11, 2010, and incorporated herein by reference).

10.3d*	Amended and Restated 2005 Equity Compensation Plan Form of Stock Option Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on February 11, 2010, and incorporated herein by reference).

10.4*	2007 Employee Stock Purchase Plan (filed as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-145761), filed with the SEC on August 29, 2007, and incorporated herein by reference).

10.5†	License Agreement by and between the Registrant and The Cleveland Clinic Foundation, dated April 30, 2002 (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.6*	Amended and Restated Employment Agreement by and between the Registrant and R. Scott Huennekens, dated February 28, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on March 4, 2008, and incorporated herein by reference).

10.7*	Employment Agreement by and between the Registrant and Jorge J. Quinoy, dated December 10, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on December 12, 2008, and incorporated herein by reference).

Exhibit Number	Description
10.8*	Amended and Restated Employment Agreement by and between the Registrant and John T. Dahldorf, dated February 28, 2008 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on March 4, 2008, and incorporated herein by reference).

10.9	Standard Multi-Tenant Office Lease—Gross, dated June 13, 2005, by and between Ethan Conrad and the Registrant, as amended(filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.10	Net Lease Agreement, dated January 10, 1996, by and among the Registrant, Panattoni-Catlin Venture XXVI and Endosonics Corporation, as amended (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.11	Standard Industrial/Commercial Multi-Tenant Lease, dated January 16, 2001, by and between 1325 “J” Street L.P. and Jomed Incorporated, as amended (filed as Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 5, 2006, and incorporated herein by reference).

10.12†	Supply Agreement, dated July 21, 2003, by and between the Registrant and AVE Galway Limited (filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.13	License Agreement, dated July 21, 2003, by and between the Registrant and AVE Galway Limited (filed as Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.14	Termination Agreement, dated May 19, 2008, between the Registrant and Goodman Company, Ltd. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 7, 2008, and incorporated herein by reference).

10.15†	Supply and Distribution Agreement, dated March 16, 2006, between General Electric Medical Systems Scs and the Registrant (filed as Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.16†	Amended and Restated Japanese Distribution Agreement, dated March 17, 2006, by and among the Registrant, Volcano Japan Co., Ltd. and Fukuda Denshi Co., Ltd. (filed as Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.17*	Managing Director Agreement, dated March 20, 2006, by and between Volcano Europe NV and Michel Lussier (filed as Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.18†	Termination of Option to Distribute Agreement, dated January 27, 2006, by and between Medtronic Vascular, Inc. and the Registrant (filed as Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

10.19†	Software Development and License Agreement, dated May 10, 2006, by and between Paieon, Inc. and the Registrant (filed as Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

Exhibit Number	Description
10.20†	Manufacturing Services Agreement, dated July 14, 2006, by and between Volcano Corporation and Endicott Interconnect Technologies, Inc. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

10.21*	Director Compensation Policy, as revised on August 27, 2007 (filed as Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on November 13, 2007, and incorporated herein by reference).

10.22*	2008 Commission Plan between the Registrant and Jorge Quinoy (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on April 21, 2008, and incorporated herein by reference).

10.23*	Named Executive Officer Cash Compensation Arrangements.

10.24	Sublease Agreement, dated February 12, 2009, by and between the Registrant and Fair Isaac Corporation (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 7, 2009, and incorporated herein by reference).

10.25	Distributor Termination Agreement, dated July 8, 2009, by and between Volcano Corporation, Volcano Japan Co., Ltd. and Goodman Company, Ltd. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on July 8, 2009, and incorporated herein by reference).

10.26	Office Lease, dated December 28, 2009, by and between the Registrant and Kilroy Realty, L.P.

10.27	Assignment and Assumption of Sublease, and Consent to Assignment and Assumption of Sublease, dated December 28, 2009, by and between the Registrant and Fair Isaac Corporation.

10.28*	Employment Agreement by and between the Registrant and Vincent Burgess, dated February 10, 2010 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on February 11, 2010, and incorporated herein by reference).

10.29*	Severance Agreement and Release between the Registrant and Vincent Burgess, dated March 5, 2010.

12.1	Ratio of earnings to fixed charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See signature pages hereto).

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

*	Management contract or compensatory plan or arrangement.

**	The certifications attached as Exhibits 32.1 and 32.2 accompany this annual report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of March 2010.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ R. SCOTT HUENNEKENS R. Scott Huennekens	President and Chief Executive Officer and Director (principal executive officer)	March 5, 2010

/s/ JOHN T. DAHLDORF John T. Dahldorf	Chief Financial Officer (principal financial officer and principal accounting officer)	March 5, 2010

/s/ MICHAEL J. COYLE Michael J. Coyle	Director	March 5, 2010

/s/ CONNIE R. CURRAN, RN, ED.D. Connie R. Curran, RN, Ed.D.	Director	March 5, 2010

/s/ KIERAN T. GALLAHUE Kieran T. Gallahue	Director	March 5, 2010

/s/ LESLEY H. HOWE Lesley H. Howe	Director	March 5, 2010

/s/ ALEXIS V. LUKIANOV Alexis V. Lukianov	Director	March 5, 2010

/s/ RONALD A. MATRICARIA Ronald A. Matricaria	Director	March 5, 2010

/s/ JOHN ONOPCHENKO John Onopchenko	Director	March 5, 2010

/s/ ROY T. TANAKA Roy T. Tanaka	Director	March 5, 2010

EXHIBIT INDEX

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated July 10, 2003, by and among Jomed Inc., Jomed N.V., Jomed GmbH, Jomed Benelux S.A. and the Registrant (filed as Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

2.2†	Asset Transfer Agreement, dated July 3, 2003, by and between Pacific Rim Medical Ventures Corp and Koninklijke Philips Electronics N.V. (filed as Exhibit 2.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

2.3	Agreement and Plan of Merger, dated December 7, 2007, by and among the Registrant, Corazon Acquisition, Inc., CardioSpectra, Inc. and Christopher E. Banas and Paul Castella, as the Shareholders’ Representatives (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A (File No. 000-52045), as originally filed on March 4, 2008, and incorporated herein by reference).

2.4	Agreement and Plan of Merger, dated as of May 14, 2008, by and among Volcano Corporation, Lava Merger, Inc., Novelis Inc. and Paul Magnin (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on May 19, 2008, and incorporated herein by reference).

2.5	Agreement and Plan of Merger, dated as of December 22, 2008, by and among Volcano Corporation, Hummingbird Merger, Inc., Axsun Technologies, Inc. and William Seifert (filed as Exhibit 2.5 to the Registrant’s Annual Report on Form 10-K (000-52045), as originally filed on March 10, 2009, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on August 29, 2008, and incorporated herein by reference).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

4.3	Fourth Amended and Restated Investor Rights Agreement, dated February 18, 2005, by and among the Registrant and certain stockholders (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.4	Rights Agreement, dated June 20, 2006, by and between the Registrant and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

10.1*	Form of Indemnification Agreement for directors and executive officers (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

Exhibit Number	Description
10.2*	2000 Long Term Incentive Plan and forms of Stock Option Agreements thereunder (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 5, 2006, and incorporated herein by reference).

10.3*	Amended and Restated 2005 Equity Compensation Plan (filed as Appendix A to the Registrant’s Definitive Proxy Statement on Form DEF 14A, as originally filed on June 2, 2009, and incorporated herein by reference).

10.3a*	2005 Equity Compensation Plan Forms of Stock Option Agreements and Stock Grant Agreement thereunder (forms filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 5, 2006, and incorporated herein by reference).

10.3b*	2005 Equity Compensation Plan Form of Grantee Restriction Agreement (filed as Exhibit 10.3a to the Registrant’s Annual Report on Form 10-K, as amended (File No. 000-52045), as originally filed on March 23, 2007, as amended, and incorporated herein by reference).

10.3c*	Amended and Restated 2005 Equity Compensation Plan Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on February 11, 2010, and incorporated herein by reference).

10.3d*	Amended and Restated 2005 Equity Compensation Plan Form of Stock Option Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on February 11, 2010, and incorporated herein by reference).

10.4*	2007 Employee Stock Purchase Plan (filed as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-145761), filed with the SEC on August 29, 2007, and incorporated herein by reference).

10.5†	License Agreement by and between the Registrant and The Cleveland Clinic Foundation, dated April 30, 2002 (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.6*	Amended and Restated Employment Agreement by and between the Registrant and R. Scott Huennekens, dated February 28, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on March 4, 2008, and incorporated herein by reference).

10.7*	Employment Agreement by and between the Registrant and Jorge J. Quinoy, dated December 10, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on December 12, 2008, and incorporated herein by reference).

10.8*	Amended and Restated Employment Agreement by and between the Registrant and John T. Dahldorf, dated February 28, 2008 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on March 4, 2008, and incorporated herein by reference).

10.9	Standard Multi-Tenant Office Lease—Gross, dated June 13, 2005, by and between Ethan Conrad and the Registrant, as amended(filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.10	Net Lease Agreement, dated January 10, 1996, by and among the Registrant, Panattoni-Catlin Venture XXVI and Endosonics Corporation, as amended (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

Exhibit Number	Description
10.11	Standard Industrial/Commercial Multi-Tenant Lease, dated January 16, 2001, by and between 1325 “J” Street L.P. and Jomed Incorporated, as amended (filed as Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 5, 2006, and incorporated herein by reference).

10.12†	Supply Agreement, dated July 21, 2003, by and between the Registrant and AVE Galway Limited (filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.13	License Agreement, dated July 21, 2003, by and between the Registrant and AVE Galway Limited (filed as Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.14	Termination Agreement, dated May 19, 2008, between the Registrant and Goodman Company, Ltd. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 7, 2008, and incorporated herein by reference).

10.15†	Supply and Distribution Agreement, dated March 16, 2006, between General Electric Medical Systems Scs and the Registrant (filed as Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.16†	Amended and Restated Japanese Distribution Agreement, dated March 17, 2006, by and among the Registrant, Volcano Japan Co., Ltd. and Fukuda Denshi Co., Ltd. (filed as Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.17*	Managing Director Agreement, dated March 20, 2006, by and between Volcano Europe NV and Michel Lussier (filed as Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.18†	Termination of Option to Distribute Agreement, dated January 27, 2006, by and between Medtronic Vascular, Inc. and the Registrant (filed as Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

10.19†	Software Development and License Agreement, dated May 10, 2006, by and between Paieon, Inc. and the Registrant (filed as Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

10.20†	Manufacturing Services Agreement, dated July 14, 2006, by and between Volcano Corporation and Endicott Interconnect Technologies, Inc. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

10.21*	Director Compensation Policy, as revised on August 27, 2007 (filed as Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on November 13, 2007, and incorporated herein by reference).

10.22*	2008 Commission Plan between the Registrant and Jorge Quinoy (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on April 21, 2008, and incorporated herein by reference).

10.23*	Named Executive Officer Cash Compensation Arrangements.

Exhibit Number	Description
10.24	Sublease Agreement, dated February 12, 2009, by and between the Registrant and Fair Isaac Corporation (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 7, 2009, and incorporated herein by reference).

10.25	Distributor Termination Agreement, dated July 8, 2009, by and between Volcano Corporation, Volcano Japan Co., Ltd. and Goodman Company, Ltd. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on July 8, 2009, and incorporated herein by reference).

10.26	Office Lease, dated December 28, 2009, by and between the Registrant and Kilroy Realty, L.P.

10.27	Assignment and Assumption of Sublease, and Consent to Assignment and Assumption of Sublease, dated December 28, 2009, by and between the Registrant and Fair Isaac Corporation.

10.28*	Employment Agreement by and between the Registrant and Vincent Burgess, dated February 10, 2010 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on February 11, 2010, and incorporated herein by reference).

10.29*	Severance Agreement and Release between the Registrant and Vincent Burgess, dated March 5, 2010.

12.1	Ratio of earnings to fixed charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See signature pages hereto).

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

*	Management contract or compensatory plan or arrangement.

**	The certifications attached as Exhibits 32.1 and 32.2 accompany this annual report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.