Form 10-Q
period 2010-03-31
Volcano Corp
filed 2010-05-07
CIK 1354217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2010
Common stock, $0.001 par value	50,269,480

VOLCANO CORPORATION

Quarterly Report on Form 10-Q for the quarter ended March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VOLCANO CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,475	$56,055
Short-term available-for-sale investments	68,089	66,028
Accounts receivable, net	47,452	51,171
Inventories	38,032	37,710
Prepaid expenses and other current assets	5,302	5,892

Total current assets	219,350	216,856
Restricted cash	533	554
Property and equipment, net	44,757	44,734
Intangible assets, net	13,094	11,623
Goodwill	931	931
Other non-current assets	2,112	2,036

Total assets	$280,777	$276,734

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,185	$13,840
Accrued compensation	13,407	14,142
Accrued expenses and other current liabilities	13,442	25,275
Deferred revenues	4,967	4,881
Current maturities of long-term debt	49	50

Total current liabilities	47,050	58,188
Long-term debt	98	110
Deferred revenues	2,512	2,376
Other	1,584	1,245

Total liabilities	51,244	61,919
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, par value of $0.001; 10,000 shares authorized; no shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, par value of $0.001; 250,000 shares authorized at March 31, 2010 and December 31, 2009; 50,224 and 48,790 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	50	49
Additional paid-in capital	370,897	352,102
Accumulated other comprehensive loss	(4,121)	(4,079)
Accumulated deficit	(137,293)	(133,257)

Total stockholders’ equity	229,533	214,815

Total liabilities and stockholders’ equity	$280,777	$276,734

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues	$66,572	$48,959
Cost of revenues	26,638	20,649

Gross profit	39,934	28,310
Operating expenses:
Selling, general and administrative	33,079	25,080
Research and development	9,858	8,769
Amortization of intangibles	573	1,052
In-process research and development	32	—

Total operating expenses	43,542	34,901

Operating loss	(3,608)	(6,591)
Interest income	85	301
Interest expense	(7)	(2)
Exchange rate loss	(121)	(1,128)
Other, net	(10)	—

Loss before provision for income taxes	(3,661)	(7,420)
Provision for income taxes	375	194

Net loss	$(4,036)	$(7,614)

Net loss per share - basic and diluted	$(0.08)	$(0.16)

Shares used in calculating net loss per share - basic and diluted	49,743	48,032

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2009	48,790	$49	$352,102	$(133,257)	$(4,079)	$214,815
Issuance of common stock under equity plans	825	1	5,239			5,240
Employee stock-based compensation cost			2,929			2,929
Non-employee stock-based compensation cost			159			159
Issuance of common stock related to acquisitions	609		10,468			10,468
Comprehensive loss
Net loss				(4,036)		(4,036)
Foreign currency translation adjustments					(29)	(29)
Changes in net unrealized loss on available-for-sale investments					(13)	(13)

Total comprehensive loss						(4,078)

Balance at March 31, 2010	50,224	$50	$370,897	$(137,293)	$(4,121)	$229,533

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net loss	$(4,036)	$(7,614)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
In-process research and development	32	—
Depreciation and amortization	4,336	3,404
Amortization of investment premium, net	250	127
Non-cash stock-based compensation expense	3,083	2,715
Other non-cash adjustments	53	1,128
Loss on disposal of long-lived assets	10	98
Changes in operating assets and liabilities:
Accounts receivable	3,126	5,432
Inventories	(468)	(2,325)
Prepaid expenses and other assets	251	1,319
Accounts payable	1,764	(791)
Accrued compensation	(650)	(2,574)
Accrued expenses and other liabilities	(879)	(1,090)
Deferred revenues	258	(674)

Net cash provided by (used in) operating activities	7,130	(845)

Investing activities
Purchase of short-term available-for-sale investments	(17,326)	(20,540)
Sale or maturity of short-term available-for-sale investments	15,001	31,907
Capital expenditures	(3,920)	(4,199)
Cash paid related to acquisitions	(563)	(699)
Cash paid for intangible assets	(2,052)	(64)
Proceeds from foreign currency exchange contracts	688	—

Net cash (used in) provided by investing activities	(8,172)	6,405

Financing activities
Repayment of short-term debt	—	(151)
Repayment of long-term debt	(13)	(14)
Proceeds from sale of common stock under employee stock purchase plan	1,234	998
Proceeds from exercise of common stock options	4,006	539
Repurchases of common stock	—	(403)
Release of restricted cash	—	32

Net cash provided by financing activities	5,227	1,001
Effect of exchange rate changes on cash and cash equivalents	235	(978)

Net increase in cash and cash equivalents	4,420	5,583
Cash and cash equivalents, beginning of period	56,055	100,949

Cash and cash equivalents, end of period	$60,475	$106,532

Supplemental disclosures of cash flow information:
Cash paid for interest	$7	$2
Cash paid for income taxes	$122	$29
Supplemental disclosure of non-cash investing activities:
Issuance of common stock related to acquisitions	$10,468	$—

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation and Nature of Operations

The unaudited consolidated financial statements of Volcano Corporation (“we”, “us”, “our”, “Volcano” or the “Company”) contained in this quarterly report on Form 10-Q include our financial statements and the financial statements of our wholly-owned subsidiaries, Volcano Japan Co. Ltd. (“Volcano Japan”), Volcano Europe S.A./N.V. (“Volcano Europe”), Axsun Technologies, Inc. (“Axsun”) and Volcano Therapeutics South Africa (Pty) Ltd. (“Volcano South Africa”), a wholly-owned subsidiary of Volcano Europe. We design, develop, manufacture and commercialize a broad suite of intravascular ultrasound (“IVUS”) and functional measurement (“FM”) products that we believe enhance the diagnosis and treatment of vascular and structural heart disease. Our products consist of consoles which have been designed to serve as a multi-modality platform for our phased array and rotational IVUS catheters, fractional flow reserve (“FFR”) pressure wires and Medtronic’s Pioneer reentry device. We are developing additional offerings for integration into the platform, including forward-looking IVUS (“FL.IVUS”) catheters, image-guided therapy catheters and ultra-high resolution Optical Coherence Tomography (“OCT”) systems and catheters. Our IVUS products include single-procedure disposable phased array and rotational IVUS imaging catheters and additional functionality options such as virtual histology IVUS tissue characterization and ChromaFlo stent apposition analysis. Our FM offerings include FM consoles and single-procedure disposable pressure and flow guide wires used to measure the pressure and flow characteristics of blood around plaque, enabling physicians to gauge the plaque’s physiological impact on blood flow and pressure. We also develop and manufacture optical monitors, lasers, and optical engines used in OCT imaging systems as well as micro-optical spectrometers and optical channel monitors used in telecommunications and other industrial companies.

We have prepared the accompanying financial information at March 31, 2010 and for the three months ended March 31, 2010 and 2009, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009.

In the opinion of management, the unaudited financial information at March 31, 2010 and for the three months ended March 31, 2010 and 2009 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of our financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Concentrations of Credit Risk

On July 8, 2009, we entered into a Distributor Termination Agreement with Goodman Company, Ltd. (“Goodman”) that terminated certain agreements between us and Goodman effective August 31, 2009 and provided for the transition of the distribution, formerly handled by Goodman, of Volcano products in Japan to Volcano Japan. During the three months ended March 31, 2010 we received less than $100,000 in revenues from Goodman. Goodman accounted for approximately 12% of our revenues for the three months ended March 31, 2009. No other single customer accounted for more than 10% of our revenues for any period presented, and at March 31, 2010 and December 31, 2009, no single customer accounted for more than 10% of our trade receivables.

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation—Stock Compensation, (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards. See Note 5 “Stockholders’ Equity” for additional information.

Net Loss Per Share

Basic and diluted net loss per share is presented in accordance with FASB ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing consolidated net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing consolidated net loss by the weighted-average number of common shares outstanding and dilutive common stock equivalent shares outstanding during the period. Our potentially dilutive shares include outstanding common stock options and restricted stock units. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. For the three months ended March 31, 2010 and 2009, potentially dilutive shares totaling 2.9 million and 4.4 million, respectively, have not been included in the computation of diluted net loss per share, as the result would be anti-dilutive.

The basic and diluted net loss per share calculations for the three months ended March 31, 2010 and 2009 are as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2010	2009
Net loss	$(4,036)	$(7,614)

Weighted-average number of shares used in computing net loss per share–basic and diluted	49,743	48,032

Net loss per share-basic and diluted	$(0.08)	$(0.16)

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

We prospectively adopted ASU 2009-13 and ASU 2009-14 on January 1, 2010. We have applied ASU 2009-13 to our revenue arrangements containing multiple deliverables that were entered into or significantly modified on or after January 1, 2010. These deliverables can consist of consoles, options for the console, single-procedure disposable products, service and maintenance agreements, biomedical equipment education and exchange rights for alternative platforms of our product functionality. As a result of adopting ASU 2009-13, we have identified additional separate units of accounting related to options for our consoles, biomedical equipment education and exchange rights for alternative platforms of our product functionality. We allocate arrangement consideration based on the relative estimated selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Estimated selling prices are determined using vendor specific objective evidence of value (“VSOE”), when available, or our estimate of selling price when VSOE is not available for a given unit of accounting. Significant inputs in our estimates of the selling price of separate units of accounting include market and pricing trends, a customer’s geographic location and the expected gross margins by product line. Prior to the adoption of ASU 2009-13, we used the residual method to allocate the arrangement consideration when we had not established VSOE of delivered items and deferred all arrangement consideration when VSOE was not available for undelivered items. Typically, we complete all obligations under an arrangement with multiple deliverables within one year.

The adoption of ASU 2009-13 did not have a material impact on our consolidated financial position or results of operations as of and for the three month period ending March 31, 2010. For example, as a result of adopting ASU 2009-13, we recognized additional revenues in the three months ended March 31, 2010 of $408,000. Had we adopted ASU 2009-13 on January 1, 2009, we would have recognized additional revenues in the three months ended March 31, 2009 of $506,000.

The adoption of ASU 2009-14 did not impact our consolidated financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements, which updates the guidance in ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), related to disclosures about fair value measurements. New disclosures will require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers; and to present separately in the reconciliation for fair value measurements in Level 3 information about purchases, sales, issuances and settlements on a gross basis rather than as one net amount. The ASU also amends ASC Subtopic 820-10 to clarify certain existing disclosures regarding the level of disaggregation at which fair value measurements are provided for each class of assets and liabilities; and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which will become effective for fiscal years beginning after December 15, 2010. We implemented the new disclosures and clarifications of existing disclosures beginning with our first quarter of fiscal 2010, and the disclosures about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements will be implemented beginning in our first quarter of fiscal 2011. We do not expect the adoption of this guidance will have a material impact on our consolidated financial position or results of operations.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855) which updates the guidance in ASC Topic 855, Subsequent Events, to no longer require companies that file with the SEC to indicate the date through which they have analyzed subsequent events. This updated guidance became effective immediately upon issuance.

2. Acquisitions

CardioSpectra Acquisition

On December 18, 2007, we acquired CardioSpectra, Inc. (“CardioSpectra”), a privately-held company, as a wholly-owned subsidiary of Volcano. The acquisition was accounted for as an asset purchase. We acquired all of the outstanding equity interests in CardioSpectra for $27.0 million, consisting of $25.2 million in cash, transaction costs of $1.4 million and assumed liabilities of $0.4 million. Additional payments up to an aggregate of $38.0 million are due in the event certain milestones set forth in the merger agreement are achieved. The milestone payments are payable, at our sole discretion, in cash, shares of our common stock, or a combination of both and will be accounted for if and when the milestone payments become payable. In December 2009, the first milestone specified in the merger agreement was achieved and at December 31, 2009, the milestone payment totaling $11.0 million was recorded in accrued expenses and other current liabilities ($10.5 million) and in accounts payable ($531,000). In January 2010, we paid the milestone payment with the issuance of 609,360 shares our common stock and $531,000 of cash. The acquisition of CardioSpectra’s OCT technology is expected to complement our existing product offerings and further enhance our position as an imaging technology leader in the field of interventional medicine.

At March 31, 2010, the in-vivo testing for the OCT program is in process and is expected to commercialize in the first half of 2011. We will use commercially reasonable efforts to cause the milestones to occur. However, if we reasonably determine that a technical failure or commercial failure has occurred with respect to all or a part of the OCT program, we may, at our sole discretion, terminate all or part of the OCT cardiovascular program.

Novelis Acquisition

On May 15, 2008, we acquired all of the outstanding equity interests in Novelis, Inc. (“Novelis”), a privately-held company, which developed proprietary ultrasonic visualization and therapy technology for minimally invasive diagnostic and therapeutic devices. The core product line of Novelis is based on FL.IVUS technology. The aggregate purchase price of $12.3 million was paid in cash and included transaction costs of $204,000. In December 2009, we recorded $3.0 million of in-process research and development expense related to the probable achievement of a regulatory approval for the FL.IVUS project. This represents a contractual milestone payment to be made to the former stockholders of Novelis. We expect to receive this regulatory approval in the second half of 2010.

Axsun Acquisition

On December 24, 2008, we acquired all of the outstanding equity interests in Axsun, a privately-held company that develops and manufactures optical monitors for the telecommunications industry, lasers and optical engines used in OCT imaging systems and advanced photonic components and subsystems used in spectroscopy and other industrial applications. The aggregate purchase price of $23.8 million consisted of $22.3 million paid in cash, assumed liabilities of $6.5 million, and transaction costs of $725,000, net of cash received of $5.8 million. The acquisition was accounted for under the purchase method of accounting. Under the purchase method of accounting, the purchase price was allocated to the net tangible and intangible assets based on their estimated fair values as of the acquisition date. We have included the operating results associated with the Axsun acquisition in our consolidated financial statements from the date of acquisition.

Of the $22.3 million cash consideration, two escrows totaling $2.4 million are available to indemnify us and related indemnitees for certain matters, including breaches of representations and warranties and covenants included in the merger agreement for 15 months following the closing. In April 2010 we filed a claim against this escrow in relation to the LightLab litigation. See Note 4 “Commitments and Contingencies” for further discussion.

3. Financial Statement Details

Cash and Cash Equivalents and Short-Term Available-for-Sale Investments

We invest our excess funds in short-term securities issued by the United States government, corporations, banks, municipalities, financial holding companies and in money market funds comprised of these same types of securities. Our cash and cash equivalents and short-term available-for-sale investments are placed with high credit quality financial institutions. Additionally, we diversify our investment portfolio in order to maintain safety and liquidity and we do not hold mortgage-backed securities. As of March 31, 2010, all of our investments will mature within one year. These investments are recorded at their estimated fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss.

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

•

Level 2 – Valuations based on quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data, such as alternative pricing sources with reasonable levels of price transparency. Our Level 2 assets consist of corporate debt securities including commercial paper, corporate bonds, certificates of deposit and foreign exchange forward contracts.

•	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. We have not measured the fair value of any of our assets using Level 3 inputs.

We utilize a third-party pricing service to assist us in obtaining fair value pricing for our investments. Pricing for securities is based on proprietary models. Inputs are documented in accordance with the fair value disclosure hierarchy. During the three months ended March 31, 2010, no transfers were made into or out of the Level 3 categories. We will continue to review our fair value inputs on a quarterly basis.

The fair value of our financial assets subject to the disclosure requirements of ASC 820 was determined using the following levels of inputs at March 31, 2010 and December 31, 2009 (in thousands):

	Fair Value Measurements at March 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Cash	$17,565	$17,565	$—	$—
Money market funds	42,910	42,910	—	—
Corporate debt securities	32,800	—	32,800	—
U.S. Treasury and agency debt securities	35,289	35,289	—	—

	$128,564	$95,764	$32,800	$—

Liabilities:
Foreign exchange forward contracts	$18	$—	$18	$—

	Fair Value Measurements at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Cash	$11,255	$11,255	$—	$—
Money market funds	44,800	44,800	—	—
Corporate debt securities	37,707	—	37,707	—
U.S. Treasury and agency debt securities	28,321	28,321	—	—
Foreign exchange forward contracts	190	—	190	—

	$122,273	$84,376	$37,897	$—

Short-term investments have been classified as available-for-sale investments. At March 31, 2010, available-for-sale investments are detailed as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$32,804	$1	$5	$32,800
U.S. Treasury and agency debt securities	35,304	8	23	35,289

	$68,108	$9	$28	$68,089

At March 31, 2010, approximately $26.4 million of our corporate debt securities were in an unrealized loss position.

At December 31, 2009, available-for-sale investments are detailed as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$37,704	$9	$6	$37,707
U.S. Treasury and agency debt securities	28,330	16	25	28,321

	$66,034	$25	$31	$66,028

Derivative Financial Instruments

Our derivative financial instruments are composed entirely of foreign exchange forward contracts. We record derivative financial instruments as either assets or liabilities in our consolidated balance sheets and measure them at fair value. At March 31, 2010 and December 31, 2009, notional amounts of our outstanding contracts were $25.5 million and $24.2 million, respectively. At March 31, 2010 and December 31, 2009, the outstanding derivatives had maturities of 90 days or less. The fair value of our foreign exchange forward contracts of $18,000 was included in accrued expenses and other current liabilities in our consolidated balance sheet at March 31, 2010, and the fair value of our foreign exchange forward contracts of $190,000 was included in prepaid expenses and other current assets in our consolidated balance sheet at December 31, 2009. For the three months ended March 31, 2010, $480,000 of net gains related to our derivative financial instruments are included in exchange rate loss in our consolidated statements of operations. Our use of derivative financial instruments commenced in October 2009, therefore no such gains or losses were recorded in any other period presented.

Inventories

Inventories consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Finished goods	$13,194	$10,985
Work-in-process	9,282	9,374
Raw materials	15,556	17,351

	$38,032	$37,710

Intangible Assets

Intangible assets consist of developed technology, customer relationships, assembled workforce, licenses and patents and trademarks, which are amortized using the straight-line method over periods ranging from three to ten years, representing the estimated useful lives of the assets.

During the three months ended March 31, 2010, we recorded intangible asset additions of approximately $2.1 million primarily for purchased developed technology.

At March 31, 2010, intangible assets subject to amortization, by major class, consist of the following (in thousands):

	March 31, 2010
	Cost	Accumulated Amortization	Net	Weighted- Average Life (in years) (1)
Developed technology	$22,501	$13,666	$8,835	8.2
Licenses	7,034	4,910	2,124	10.0
Customer relationships	2,554	1,823	731	6.4
Patents and trademarks	2,265	981	1,284	7.3
Assembled workforce	274	154	120	4.0

	$34,628	$21,534	$13,094

(1)	Weighted average life of intangible assets is presented excluding fully amortized assets.

At March 31, 2010, future amortization expense associated with our intangible assets is expected to be as follows (in thousands):

2010 (remaining nine months)	$1,903
2011	2,469
2012	2,388
2013	2,056
2014	1,469
Thereafter	2,809

$13,094

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

Accrued warranty liability is included in accrued expenses and other current liabilities in the unaudited consolidated balance sheets. The change in the accrued warranty liability for the three months ended March 31, 2010 and 2009 is summarized in the following table (in thousands):

	Three Months Ended March 31,
	2010	2009
Balance at beginning of period	$1,159	$1,104
Warranties issued	342	435
Settlements	(386)	(506)

Balance at end of period	$1,115	$1,033

Restructuring Activity

In June 2009, we implemented a restructuring plan to consolidate our resources related to the research and development of our OCT technology. As part of the restructuring plan, during the first quarter of 2010 we completed the closure of our San Antonio, Texas facility and relocated such operations to our Billerica, Massachusetts facility. Approximately 20 employees were impacted by the restructuring plan. One-time benefits to affected employees included relocation or a separation agreement including severance payments, continuing medical benefits, and outplacement assistance. At March 31, 2010, 16 employees had entered into separation agreements. Service requirements vary under each separation agreement and all terminations were completed as of March 31, 2010.

We have accounted for the restructuring plan in accordance with FASB ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”). Consistent with ASC 420 we accrued relocation costs and the costs of one-time termination benefits to employees who were not required to render service beyond a minimum retention period of 60 days. The remaining one-time termination benefits were recorded to expense ratably over required service periods. Additionally, costs related to moving equipment between the facilities were incurred and expensed during the period. As a result, we recorded $63,000 as research and development expense during the three months ended March 31, 2010. Due to the condition of the San Antonio, Texas commercial real estate market place, we do not anticipate being able defray costs related to the operating lease on the facility through a sub-lease. As of March 31, 2010 we had ceased to use the rights conveyed by the contract. As such, during the first quarter of 2010 we recorded $454,000 of additional restructuring costs as selling, general and administrative expense for the termination of the operating lease and related contract costs, and a charge for the impairment of certain property and equipment.

At March 31, 2010, our restructuring liability included in accrued expenses and other current liabilities of our unaudited consolidated balance sheets (in thousands) is detailed as follows:

	Relocation	One time termination benefits	Facility moving costs	Operating lease commitments	Impairment of property and equipment	Total
Liability as of December 31, 2009	$56	$99	$—	$—	$—	$155
Additions	—	34	29	446	8	517
Non-cash charges	—	—	—	—	(8)	(8)
Cash payments	(56)	(93)	(11)	—	—	(160)

Liability as of March 31, 2010	$—	$40	$18	$446	$—	$504

On April 26, 2010, we entered into a lease termination agreement with the landlord of the San Antonio facility. Total termination costs of $330,000 included a lump-sum lease-termination payment, broker commissions and the surrender of our security deposit. We are correspondingly released from any future obligations under this facility lease.

Debt and Credit Facilities

The amounts outstanding for long-term debt all relate to capital leases at March 31, 2010 and December 31, 2009.

4. Commitments and Contingencies

Litigation

On January 7, 2009, LightLab Imaging, Inc. (“LightLab”) filed a complaint against us and our wholly-owned subsidiary, Axsun, in the Superior Court of Massachusetts, Suffolk County, seeking injunctive relief and unspecified damages (the “Action”). LightLab develops and sells OCT products for cardiovascular imaging and other medical uses. LightLab is a wholly owned subsidiary of Goodman, a distributor of our IVUS and FM products in Japan until that relationship was terminated in July 2009.

Prior to our acquisition of Axsun, Axsun had entered into a development and supply agreement (the “Agreement”), with LightLab, in which, among other things, Axsun agreed to exclusively supply tunable lasers to LightLab for use in LightLab’s OCT imaging products until April 2016, with exclusivity in the field of coronary artery imaging expiring in April 2014. Since the acquisition, Axsun has continued to supply lasers to LightLab. The complaint includes allegations that Volcano interfered with the Agreement and with LightLab’s advantageous business relationship with Axsun, that Axsun breached the Agreement, that Axsun and Volcano misappropriated LightLab’s confidential information and trade secrets, and violated Chapter 93A, a Massachusetts statute that provides for recovery of up to three times damages plus attorneys fees (“M.G.L. c. 93A”).

The Judge ordered that the trial proceed in separate phases, with a jury trial first on liability, followed by a jury trial on damages, and then non-jury hearings on liability under M.G.L. c. 93A and on injunctive relief. The jury trial on liability commenced on January 4, 2010 and the jury returned a verdict on February 4, 2010 that included findings that the contract specification for the laser Axsun supplies to LightLab is a trade secret of LightLab, that Axsun agreed not to sell any tunable lasers for use in cardiology imaging to any third party during the exclusivity period in the contract, and that Axsun breached its contract with LightLab. The jury further found that Volcano intentionally interfered with LightLab’s advantageous business relationship with Axsun.

A trial in the Action with respect to damages was set to commence on April 7, 2010 (“Damages Trial”). In lieu of conducting the Damages Trial, the parties agreed and stipulated that the sum of $200,000 would be treated as if it were the jury’s verdict against the defendants in the Damages Trial.

Upon the entry of the Stipulation, LightLab waived its rights, if any, to make any additional claims for special damages relating to lasers received in 2009 that do not meet the version 6 specification, special damages claimed by LightLab in prior pleadings, and the repair and/or replacement of any of the lasers specified in the Stipulation. In addition, Axsun waived its rights, if any, to make any claim for recovery from LightLab certain engineering charges in connection with a development and supply agreement with LightLab, and for return by LightLab of any of the lasers specified in the Stipulation.

Under the Stipulation, all parties expressly reserve their otherwise properly preserved rights of appeal. These rights include LightLab’s appellate rights, if any, regarding its claim for alleged lost profits in excess of the above-referenced $200,000 stipulated amount to the extent LightLab is able to establish that it has properly preserved such rights. Volcano is not in the position to predict or estimate the ultimate outcome or possible losses relating to the Action.

Non-jury hearings on injunctive relief commenced on April 12, 2010. The first three days of hearings took place from April 12-14, 2010 and are scheduled to resume on June 7, 2010, but may resume sooner. No rulings have yet been made on any liability for LightLab to recover up to three times damages plus attorneys fees under M.G.L. c. 93A or on injunctive relief. We are not in a position to estimate the possible outcome of these claims.

Additionally, on February 5, 2010 Volcano and its wholly-owned subsidiary, Axsun, commenced an action in the Delaware Chancery Court against LightLab seeking a declaration of Volcano and Axsun’s rights with respect to certain OCT technology. The complaint was served on LightLab on March 19, 2010. LightLab’s response is currently due on May 10, 2010.

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

Purchase Commitments

We have obligations under non-cancelable purchase commitments. The majority of these obligations relate to inventory, primarily raw materials. At March 31, 2010, the future minimum payments under these non-cancelable purchase commitments totaled $11.2 million, all of which will require payments at various dates through March 2012.

In October 2007, we signed a clinical research support agreement with a third party in which the third party will conduct clinical studies concerning drug eluting stents. We have agreed to provide a total of $4.6 million to fund clinical study activities. At March 31, 2010, we have a remaining obligation of up to $3.7 million and we will be billed as services are performed under the agreement. In addition, we have entered into agreements with other third parties to sponsor clinical studies. Generally, we contract with one or more clinical research sites for a single study and no one agreement is material to our consolidated results of operations or financial condition. We are usually billed as services are performed based on enrollment and are required to make payments over periods ranging from less than one year up to three years. Our actual payments under these agreements will vary based on enrollment.

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

CardioSpectra Acquisition

In connection with our December 2007 acquisition of CardioSpectra, certain milestone payments of up to $38.0 million are payable upon achievement of milestones set forth in the merger agreement. In January 2010, we paid $11.0 million to the former stockholders of CardioSpectra with the issuance of 609,360 shares of our common stock and $531,000 of cash for achievement of the first milestone in December 2009. We may make additional payments of up to an aggregate of $27.0 million in the event that the additional milestones, as set forth in the merger agreement, are achieved. See Note 2 “Acquisitions” for additional details.

Novelis Acquisition

In connection with our May 2008 acquisition of Novelis (see Note 2 “Acquisitions”), we may make an additional cash payment of $3.0 million based on the achievement of a specific regulatory milestone. This amount was accrued during the fourth quarter of 2009.

5. Stockholders’ Equity

Stock Benefit Plans

Our 2005 Amended and Restated Equity Compensation Plan (“2005 Amended Plan”) provides for an aggregate of 13,712,558 shares of our common stock that may be issued or transferred to our employees, non-employee directors and consultants, representing an increase of 2,050,000 shares. Commencing July 29, 2009, the number of shares of common stock available for issuance under the 2005 Amended Plan are reduced by one share for each share of stock issued pursuant to a stock option or a stock appreciation right and one and sixty-three hundredths (1.63) shares for each share of common stock issued pursuant to a restricted stock award, restricted stock unit (“RSU”) award, performance stock award or other stock award. Shares net exercised or retained to cover a participant’s minimum tax withholding obligations do not again become available for issuance under the 2005 Amended Plan.

At March 31, 2010, we have granted stock options and RSUs under the 2005 Amended Plan. Stock options previously granted under the 2000 Long Term Incentive Plan that are cancelled or expire will increase the shares available for grant under the 2005 Amended Plan. In addition, employees have purchased shares of the Company’s common stock under the 2007 Employee Stock Purchase Plan (the “Purchase Plan”). At March 31, 2010, 2,794,190 shares and 670,523 shares remained available to grant under the 2005 Amended Plan and the Purchase Plan, respectively.

Stock Option Activity

Stock option activity for the three months ended March 31, 2010 is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	5,513,458	$11.25
Granted	758,590	19.07
Exercised	(520,491)	7.70
Forfeited or expired	(209,803)	15.79

Outstanding and exercisable at March 31, 2010	5,541,754	12.48	4.7	$64,722

Vested and expected to vest at March 31, 2010	5,382,428	12.37	4.9	63,460

The total intrinsic value of stock options exercised during the three months ended March 31, 2010 and 2009 was $7.4 million and $3.0 million, respectively, which represents the difference between the exercise price of the stock option and the fair value of our common stock on the dates the stock options were exercised.

Non-vested stock option activity for the three months ended March 31, 2010 is as follows:

	Non-vested Stock Options	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2009	1,879,243	$6.64
Granted	758,590	7.64
Vested	(283,666)	6.95
Forfeited or expired	(201,345)	4.30

Outstanding at March 31, 2010	2,152,822	7.92

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2010 and 2009 was $7.64 and $5.52, respectively.

Restricted Stock Unit Activity

RSU activity for the three months ended March 31, 2010 is as follows:

Restricted Stock Units
Outstanding at December 31, 2009	733,898
Granted	324,700
Vested	(201,400)
Forfeited or expired	(84,393)

Outstanding at March 31, 2010	772,805

These time-vested RSUs entitle the holder to shares of common stock as the units vest in equal annual installments over a four-year period. The weighted-average grant-date fair value of each RSU granted during the three months ended March 31, 2010 and 2009 was $19.07 and $13.69, respectively.

During the three months ended March 31, 2010, we released 201,400 shares of common stock based on the vesting terms of certain RSU agreements.

Employee Stock Purchase Plan Activity

The Purchase Plan provides eligible employees the opportunity to purchase shares of the Company’s common stock at the lower of up to 85% of the fair market value on the first or last day of the applicable offering period, by having withheld from their salary an amount up to 15% of their compensation, without paying brokerage fees or commissions on purchases. Our Purchase Plan is deemed to be compensatory, therefore Purchase Plan expense has been included in our consolidated statements of operations for the three months ended March 31, 2010 and 2009. We pay for the administrative expenses of the Purchase Plan. No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year, nor purchase more than 750 shares in any six-month purchase period.

Commencing January 1, 2008, common stock reserved for issuance under the Purchase Plan automatically increases by the lesser of 1 1/2% of our outstanding common stock or 600,000 shares on the first day of January of each year. In November 2009, the Board of Directors exercised its right not to increase the number of shares of common stock available for issuance under the Purchase Plan that was scheduled to occur on January 1, 2010. As a result, at March 31, 2010, the number of shares of common stock reserved for issuance under the Purchase Plan remained at 1,100,000 shares.

During the three months ended March 31, 2010 and 2009, 103,141 and 78,462 shares, respectively, were purchased at a per share price of $11.96 and $12.72, respectively.

Fair Value Assumptions

The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing (the “Black-Scholes”) model utilizing the following weighted-average assumptions:

	Three Months Ended March 31,
	2010	2009
Risk-free interest rate	2.4%	1.9%
Expected life (years)	4.6	5.2
Estimated volatility	47.0%	45.5%
Expected dividends	None	None

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

The fair value of each purchase option under the Purchase Plan is estimated at the beginning of each purchase period using the Black-Scholes model utilizing the following weighted-average assumptions:

	Three Months Ended March 31,
	2010	2009
Risk-free interest rate	0.2%	1.4%
Expected life (years)	0.5	0.5
Estimated volatility	40.5%	57.1%
Expected dividends	None	None
Fair value of purchase right	$4.27	$5.17

The computation of the expected volatility assumption used in the Black-Scholes model for purchase rights is based on the trading history of our common stock. The expected life assumption is based on the six-month term of each offering period. The risk-free interest rate is based on United States Treasury constant maturity securities with the same or substantially equivalent remaining term in effect at the beginning of the offering period. We use a zero value for the expected dividend value factor since we have not declared any dividends in the past and we do not anticipate declaring any dividends in the foreseeable future.

We estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rates in the three months ended March 31, 2010 and 2009 are based on our historical forfeiture experience.

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense included in our consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of revenues	$203	$211
Selling, general and administrative	2,538	2,080
Research and development	342	424

	$3,083	$2,715

Included in our stock-based compensation expense is $159,000 and $54,000 of stock-based compensation expense related to non-employees in the three months ended March 31, 2010 and 2009, respectively. In addition, $214,000 and $167,000 of stock-based compensation expense related to the Purchase Plan was recorded in the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010 and December 31, 2009, there was $270,000 and $265,000, respectively, of total stock-based compensation cost capitalized in inventories.

At March 31, 2010, there was $14.3 million, $13.2 million and $361,000 of total unrecognized compensation cost for stock options, RSUs and the Purchase Plan, respectively, which is expected to be recognized over weighted average terms of 2.7 years, 3.1 years and 0.4 years, respectively.

We have not recognized, and we do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the valuation allowance on our net deferred tax assets and our net operating loss carryforwards.

Accumulated Other Comprehensive Loss

The following table summarizes the components of our accumulated other comprehensive loss (in thousands):

	March 31, 2010	December 31, 2009
Unrealized loss on available-for-sale investments	$(19)	$(6)
Accumulated foreign currency translation adjustments	(4,102)	(4,073)

	$(4,121)	$(4,079)

6. Segment and Geographic Information

Our chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about segment revenues by product and geographic region for purposes of making operating decisions and assessing financial performance. Historically, we considered ourselves to be a single reporting segment, specifically the manufacture, sale, discovery, development and commercialization of products for the diagnosis of atherosclerosis in the coronary arteries and peripheral vascular system (“Medical Segment”). In connection with our acquisition of Axsun in December 2008, we operate an additional segment, specifically the discovery, development, manufacture and sale of micro-optical spectrometers and optical channel monitors to telecommunications and other industrial companies (“Industrial Segment”, formerly referred to as our “Telecommunications”, or “Telecom”, Segment).

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

The following table sets forth our revenues by segment and product expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Three Months Ended March 31,		Percentage Change
	2010	2009	2009 to 2010
Medical segment:
Consoles	$8,660	$8,496	1.9%
Single-procedure disposables:
IVUS	38,551	29,120	32.4
FM	10,554	6,260	68.6
Other	3,675	1,705	115.5

Sub-total medical segment	61,440	45,581	34.8
Industrial segment	5,132	3,378	51.9

	$66,572	$48,959	36.0

The following table sets forth our revenues by geography expressed as dollar amounts (in thousands) and the changes in revenues in the specified periods expressed as percentages:

	Three Months Ended March 31,		Percentage Change
	2010	2009	2009 to 2010
Revenues (1):
United States	$28,956	$24,210	19.6%
Japan	18,097	11,684	54.9
Europe, the Middle East and Africa	14,107	9,636	46.4
Rest of world	5,412	3,429	57.8

	$66,572	$48,959	36.0

(1)	Revenues are attributed to geographies based on the location of the customer, except for shipments to original equipment manufacturers, which are attributed to the country of the origin of the equipment distributed.

Approximately 59% of our property, plant, and equipment, net are located in the United States, approximately 33% are located in Japan, and less than 10% are located in our remaining geographies.

7. Income Taxes

We are subject to taxation in the U.S. and various state and foreign jurisdictions. We record liabilities for income tax contingencies based on our best estimate of the underlying exposures. We are open for audit by the United States Internal Revenue Service and state tax jurisdictions from our inception in 2000 through 2010. We were audited by the Belgian tax authorities for the 2005 and 2006 years. There were no significant adjustments as a result of this audit. We continue to be open for audit by Belgium and various European tax jurisdictions from the inception of Volcano Europe in 2003 through 2010, and by South Africa from the inception of Volcano South Africa in 2008 through 2010. We were audited by the Japanese tax authorities for the 2005 through 2007 years. There were no significant adjustments as a result of this audit. We continue to be open for audit by the Japanese tax authorities from the inception of Volcano Japan in 2004 through 2010.

For the three months ended March 31, 2010 and 2009 we recorded a provision for income taxes of approximately $375,000 and $194,000, respectively. The provision for income taxes consisted primarily of foreign income taxes and domestic state income taxes.

8. Subsequent Events

On April 7, 2010, we have entered into a stipulation with LightLab relating to the litigation filed by LightLab against Volcano and Axsun on January 7, 2009. See details of litigation in Note 4 “Commitments and Contingencies – Litigation.”

On April 26, 2010, we entered into a lease termination agreement with the landlord of the San Antonio facilities. Total termination costs of $330,000 included a lump-sum lease-termination payment, broker commissions and the surrender of our security deposit. We are correspondingly released from any future obligations under this facility lease. Refer to Note 3 “Financial Statement Details – Restructuring Activity.”

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

Our IVUS products include single-procedure disposable phased array and rotational IVUS imaging catheters and additional functionality options such as virtual histology IVUS tissue characterization and ChromaFlo stent apposition analysis. Our FM offerings include FM consoles and single-procedure disposable pressure and flow guide wires used to measure the pressure and flow characteristics of blood around plaque enabling physicians to gauge the plaque’s physiological impact on blood flow and pressure.

We also develop and manufacture optical monitors, lasers, and optical engines used in OCT imaging systems as well as micro-optical spectrometers and optical channel monitors used in telecommunications and other industrial companies.

We have corporate infrastructure in the U.S., Europe and Japan; direct sales capabilities in the U.S.; and a combination of direct sales capabilities and distribution relationships in our primary international markets, including Japan, Europe, the Middle East, Canada, Asia Pacific and Latin America. Our corporate office is located in San Diego, California. Our worldwide manufacturing and research and development operations are located in Rancho Cordova, California. We also have additional research and development facilities in Cleveland, Ohio, Forsyth County, Georgia and San Diego, California. We have sales offices in Alpharetta, Georgia and Tokyo, Japan; sales and distribution offices in Zaventem, Belgium and Woodmead, South Africa; and third-party distribution facilities in Chiba, Japan and Tokyo, Japan. In addition, we have facilities in Billerica, Massachusetts for the manufacturing and operations of Axsun Technologies, Inc., or Axsun, our wholly owned subsidiary, and the research and development of OCT and FL.IVUS technology. During the first quarter of 2010, we completed our restructuring plan to close our facility in San Antonio, Texas and consolidate our OCT resources into our Billerica, Massachusetts facility. For details, see Note 3 to our unaudited consolidated financial statements, “Financial Statement Details – Restructuring Activity.”

We have focused on building our domestic and international sales and marketing infrastructure to market our products to physicians and technicians who perform PCI procedures in hospitals and to other personnel who make purchasing decisions on behalf of hospitals. At March 31, 2010, we had approximately 987 employees worldwide, including approximately 406 manufacturing employees, 277 sales and marketing employees and 125 research and development employees. We sell our products directly to customers in certain European markets and utilize distributors in other European markets, including Spain, Portugal and parts of Italy. Beginning in the third quarter of 2009, we primarily sell our products directly to customers in Japan. We also have direct contractual relationships with Fukuda Denshi Co., Ltd. and Johnson & Johnson K.K., Cordis Division, through which our IVUS products are distributed in Japan. In certain markets, including the major markets of Asia Pacific, Latin America, Europe, Australia, Africa and the Middle East, we have distributor relationships through which we sell our products. Our distributors are involved in product launch planning, education and training, physician support and clinical trial management.

In the three months ended March 31, 2010 and 2009, 44.8% and 33.3%, respectively, of our revenues and 22.2% and 19.5%, respectively, of our operating expenses were denominated in various non-U.S. dollar currencies, primarily the euro and the yen. We expect that a significant portion of our revenue and operating expenses will continue to be denominated in non-U.S. dollar currencies. As a result, we are subject to risks related to fluctuations in foreign currency exchange rates, which could affect our operating results in the future.

At March 31, 2010, we had a worldwide installed base of over 5,200 consoles. We intend to grow and leverage this installed base to drive recurring sales of our single-procedure disposable catheters and guide wires. In the three months ended March 31, 2010, the sale of our single-procedure disposable catheters and guide wires accounted for $49.1 million, or 73.8% of our revenues, a $13.7 million, or 38.8% increase from the same period in 2009, in which the sale of our single-procedure disposable catheters and guide wires accounted for $35.4 million, or 72.3% of our revenues.

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

On May 15, 2008, we acquired Novelis, Inc., or Novelis, a company with proprietary ultrasonic visualization and therapy technology for minimally invasive diagnostic and therapeutic devices. Our acquisition of Novelis’ proprietary FL.IVUS technology platform is expected to help us build upon our existing suite of products and further enhance our position as an imaging technology leader in the field of interventional medicine by enabling FL.IVUS and associated therapies in the interventional cardiology market. We expect to add these products and capabilities onto our s5 family of imaging products.

On December 24, 2008, we acquired Axsun Technologies, Inc., or Axsun, a company that develops and manufactures optical monitors for telecommunications, lasers and optical engines used in medical OCT imaging systems and advanced photonic components and sub-systems used in spectroscopy and other industrial applications. We believe Axsun’s proprietary OCT technology will provide us competitive advantages in the invasive imaging sector. In connection with the Axsun acquisition, we and Axsun were sued by LightLab Imaging, Inc., or LightLab. LightLab is a wholly owned subsidiary of Goodman Company, Ltd., or Goodman, which was a distributor of our IVUS and FM products in Japan until that relationship was terminated in July 2009. LightLab develops and sells OCT products for cardiovascular imaging and other medical uses. For details related to the litigation, see Note 4 to our unaudited consolidated financial statements, “Commitments and Contingencies – Litigation.”

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

Revenues. We derive our revenues from two reporting segments: medical and industrial (formerly referred to as “telecommunications” or “telecom”). Our medical segment represents our core business, in which we derive revenues primarily from the sale of our consoles and single-procedure disposables. Our industrial segment derives revenues related to the sales of Axsun’s micro-optical spectrometers and optical channel monitors to telecommunication and other industrial companies. In the three months ended March 31, 2010, we generated $66.6 million of revenues which is composed of $61.4 million from our medical segment and $5.1 million from our industrial segment. In the three months ended March 31, 2010, 14.1% of our medical segment revenues were derived from the sale of our consoles, as compared with 18.6% in the three months ended March 31, 2009. In the three months ended March 31, 2010, IVUS single-procedure disposables accounted for 62.7% of our medical segment revenues, compared to 63.9% during the same period in 2009, while in the three months ended March 31, 2010, 17.2% of our medical segment revenues were derived from the sale of our FM single-procedure disposables, as compared with 13.7% in the three months ended March 31, 2009. Other revenues consist primarily of service and maintenance revenues, rental revenues, shipping and handling revenues, sales of distributed products, spare parts sales, and license fees.

We expect to continue to experience variability in our quarterly revenues from console sales due in part to the timing of hospital capital equipment purchasing decisions. Further, we expect variability of our revenues based on the timing of our new product introductions, which may cause our customers to delay their purchasing decisions until the new products are commercially available. Alternatively, we may include in our arrangements with customers future deliverables, such as unspecified hardware upgrades or biomedical equipment education. In these cases, we would be required to defer the allocated arrangement consideration based on the relative estimated selling prices of the undelivered items until we have met our future deliverables obligation.

Our medical segment sales in the U.S. are generated by our direct sales representatives and our products are shipped to customers throughout the U.S. from our facilities in Rancho Cordova, California and Billerica, Massachusetts. Our medical segment international sales are generated by our direct sales representatives or through independent distributors and are shipped throughout the world from our facilities in Rancho Cordova, California; Billerica, Massachusetts; Zaventem, Belgium; Chiba, Japan; Tokyo, Japan; and Woodmead, South Africa. Our industrial segment sales are generated by our direct sales representatives or through independent distributors and these products are shipped primarily to telecommunications and industrial companies domestically and abroad from our facility in Billerica, Massachusetts.

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

In-process Research and Development. In-process research and development, or IPR&D, consists of our projects acquired in connection with acquisitions that had not reached technological feasibility and had no alternative future uses as of each acquisition or milestone payment date. Certain additional payments that may be required in connection with our acquisitions could result in future charges to IPR&D.

In December 2007, we acquired the OCT project in connection with our acquisition of CardioSpectra, which was valued at $26.3 million. In-vivo testing and regulatory approval remained to be completed as of the acquisition date at an estimated cost of $7.2 million. In December 2009, we achieved a milestone specified in the CardioSpectra merger agreement related to the receipt of CE mark regulatory approval and $11.0 million became payable by us to the former stockholders of CardioSpectra and was recorded as IPR&D expense in the year ended December 31, 2009. Although we have received CE mark approval for a preliminary version of our OCT product, this version is not intended to be commercialized. We believe there is significant incremental effort and costs that must be incurred to complete a product that is suitable for commercialization and there is significant risk that a commercializable product may not result from our efforts. As of March 31, 2010, we estimate that we will incur $6.2 million of additional costs in order to complete the OCT project for a total of approximately $15.4 million. The OCT project was originally expected to be commercialized by late 2008, however it was at an earlier stage of development than our initial assessment indicated. As of March 31, 2010, commercialization is not expected until early 2011. Additional milestone payments of up to $27.0 million may be paid to the former stockholders of CardioSpectra in connection with successful and timely regulatory approvals and commercialization.

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

In May 2008, we acquired the FL.IVUS project in connection with our acquisition of Novelis, which was valued at $12.2 million. In-vivo testing and regulatory approval protocols remained to be completed for the FL.IVUS project as of the acquisition date, at an estimated cost of $3.9 million. In December 2009, we recorded $3.0 million of additional IPR&D expense related to the probable achievement of a regulatory approval for the FL.IVUS project. This represents a contractual milestone payment to be made to the former stockholders of Novelis. We expect to receive this regulatory approval in the second half of 2010. However, we believe there is significant incremental effort and costs that must be incurred to complete a product that is suitable for commercialization subsequent to the receipt of this approval. As of March 31, 2010, we estimate that we will incur $3.5 million of additional costs in order to commercialize the first product using FL.IVUS for a total of $8.2 million. We originally expected the FL.IVUS project to receive regulatory approvals and be commercialized during 2009. As of March 31, 2010, the project was behind schedule by more than one year.

If the FL.IVUS project is not completed in a timely manner, such as if we experience delays associated with significant design changes that result from unsuccessful human trials or discoveries during human trials, we may jeopardize our competitive position and experience a potential loss of revenues and associated market share and we may not be required to pay some or all of the milestone payment.

In November 2008, we acquired an IPR&D project in connection with our acquisition of Impact Medical Technologies, LLC, a minor acquisition, valued at approximately $300,000.

The following table summarizes our significant IPR&D projects (in millions):

Project Name	Fair Value	Estimated Cost to Complete, as of Acquisition Date	Costs Incurred Since Acquisition	Estimated Cost to Complete, as of March 31, 2010	Total Estimated Costs to Complete since Acquisition Date
OCT	$26.3	$7.2	$9.2	$6.2	$15.4
FL.IVUS	12.2	3.9	4.7	3.5	8.2

Interest Income. Interest income is comprised of interest income earned from our cash and cash equivalents and our short-term available-for-sale investments.

Interest Expense. Interest expense is comprised primarily of interest expense related to our capital lease obligations.

Exchange Rate Loss. Exchange rate loss is comprised of foreign currency transaction and remeasurement gains and losses, net, and the effect of changes in value and net settlements of our foreign exchange forward contracts.

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

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three months ended March 31, 2010 and 2009, presented in both absolute dollars (in thousands) and as a percentage of revenues:

	Three Months Ended March 31,
	2010		2009
Revenues	$66,572	100.0%	$48,959	100.0%
Cost of revenues	26,638	40.0	20,649	42.2

Gross profit	39,934	60.0	28,310	57.8
Operating expenses:
Selling, general and administrative	33,079	49.7	25,080	51.2
Research and development	9,858	14.8	8,769	17.9
Amortization of intangibles	573	0.9	1,052	2.2
In-process research and development	32	—	—	—

Total operating expenses	43,542	65.4	34,901	71.3

Operating loss	(3,608)	(5.4)	(6,591)	(13.5)
Interest income	85	0.1	301	0.6
Interest expense	(7)	—	(2)	—
Exchange rate loss	(121)	(0.2)	(1,128)	(2.3)
Other, net	(10)	—	—	—

Loss before provision for income taxes	(3,661)	(5.5)	(7,420)	(15.2)
Provision for income taxes	375	0.6	194	0.4

Net loss	$(4,036)	(6.1)%	$(7,614)	(15.6)%

The following table sets forth our revenues by product expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Three Months Ended March 31,		Percentage Change
	2010	2009	2009 to 2010
Medical segment:
Consoles	$8,660	$8,496	1.9%
Single-procedure disposables:
IVUS	38,551	29,120	32.4
FM	10,554	6,260	68.6
Other	3,675	1,705	115.5

Sub-total medical segment	61,440	45,581	34.8
Industrial segment	5,132	3,378	51.9

	$66,572	$48,959	36.0

The following table sets forth our revenues by geography expressed as dollar amounts (in thousands) and the changes in revenues in the specified periods expressed as percentages:

	Three Months Ended March 31,		Percentage Change
	2010	2009	2009 to 2010
Revenues (1):
United States	$28,956	$24,210	19.6%
Japan	18,097	11,684	54.9
Europe, the Middle East and Africa	14,107	9,636	46.4
Rest of world	5,412	3,429	57.8

	$66,572	$48,959	36.0

(1)	Revenues are attributed to geographies based on the location of the customer, except for shipments by original equipment manufacturers, which are attributed to the country of the origin of the equipment distributed.

Comparison of Three Months Ended March 31, 2010 and 2009

Revenues. Revenues increased $17.6 million, or 36.0%, to $66.6 million in the three months ended March 31, 2010, as compared to revenues of $49.0 million in the three months ended March 31, 2009. In the three months ended March 31, 2010, revenues related to IVUS single-procedure disposables increased $9.4 million, or 32.4%, as compared to the three months ended March 31, 2009. Revenues related to console sales in the three months ended March 2010 were relatively flat as compared to the same period last year, as increases in console placements were partially offset by shifts in our customer mix. Overall, our revenue increases were driven by an increase in the number of PCIs performed, resulting in increased utilization of our single-procedure disposable products. Additionally, the increases in FM disposable revenues were primarily due to the broader availability of FFR technology as this functionality has been incorporated into our multi-modality console, in conjunction with an increased adoption of the technology based on recent clinical study data. Industrial segment revenues were $5.1 million in the three months ended March 31, 2010 as compared to $3.4 million in the same period last year, resulting from higher sales to our international telecommunications customers. Other revenues increased $2.0 million, primarily due to higher service contract and rental revenues. Increases in revenues were realized across all our key geographic markets.

Cost of Revenues. Cost of revenues increased $6.0 million, or 29.0%, to $26.6 million, or 40.0% of revenues in the three months ended March 31, 2010, from $20.6 million, or 42.2% of revenues in the three months ended March 31, 2009. The increase in the cost of revenues was primarily due to higher sales volume. Gross margin was 60.0% of revenues in the three months ended March 31, 2010, increasing from 57.8% of revenues in the three months ended March 31, 2009. This favorable gross margin impact was primarily the result of favorable pricing on our IVUS and FM disposable products, a decrease in the production costs of IVUS and FM disposable products due to ongoing cost reduction initiatives and lower warranty related costs.

Selling, General and Administrative. Selling, general and administrative expenses increased $8.0 million, or 31.9%, to $33.1 million, or 49.7% of revenues in the three months ended March 31, 2010, as compared to $25.1 million, or 51.2% of revenues in the three months ended March 31, 2009. The increase in the three months ended March 31, 2010 as compared with the three months ended March 31, 2009 was primarily due to continued growth in our Japan operation to support our direct sales efforts there, legal expenses related to the LightLab litigation, increased headcount resulting from the expansion of our U.S. and Europe sales organizations, restructuring costs for the closure of our San Antonio facility, as well as increased infrastructure expenses to support company growth, severance payments related to the resignation of two senior executives and higher stock-based compensation expense.

Research and Development. Research and development expenses increased $1.1 million, or 12.4%, to $9.9 million, or 14.8% of revenues in the three months ended March 31, 2010, as compared to $8.8 million, or 17.9% of revenues in the three months ended March 31, 2009. The increase in research and development expenses in the three months ended March 31, 2010 as compared with the three months ended March 31, 2009 was primarily due to increased spending on various product development projects and increased clinical and regulatory expenses.

In-process research and development. We recorded $32,000 of IPR&D expenses in the three months ended March 31, 2010 related to the milestone achieved under the OCT program. There were no IPR&D expenses in the three months ended March 31, 2009.

Amortization of Intangibles. Amortization expense decreased to $573,000, or 0.9% of revenues in the three months ended March 31, 2010, as compared to $1.1 million, or 2.2% of revenues in the three months ended March 31, 2009. The decrease is primarily related to developed technology that we originally acquired from Jomed, NV that was fully amortized as of December 2009.

Interest Income. Interest income decreased to $85,000, or 0.1% of revenues in the three months ended March 31, 2010, as compared to $301,000, or 0.6% of revenues in the three months ended March 31, 2009. The decrease was due to a decrease in the weighted-average interest rate on our investments.

Exchange Rate Loss. Exchange rate loss for the three months ended March 31, 2010 was $121,000, as compared to an exchange rate loss of $1.1 million in the three months ended March 31, 2009. The exchange rate loss for the three months ended March 31, 2010 and 2009, primarily related to the strengthening of the U.S. dollar against the euro and its impact on our intercompany receivable balances. The decrease in the amount of exchange rate loss for the three months ending March 31, 2010 as compared to the same period in 2009 is related to converting approximately $23.4 million of intercompany receivable amounts owed to Volcano Corporation from Volcano Japan to long-term investment on October 1, 2009, resulting in a decrease in the amount of yen-based receivables being marked to market. In addition, during the three months ended March 31, 2010, we mitigated the effects of exchange rate changes to our intercompany receivable balances through our hedging practices that we implemented in October 2009.

Provision for Income Taxes. Provision for income taxes for the three months ended March 31, 2010 was $375,000, compared to a provision of $194,000 for the three months ended March 31, 2009. The increase is primarily due to higher taxes in Japan in relation to our expanding activities there.

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

At March 31, 2010, our cash and cash equivalents and short-term available-for-sale investments totaled $128.6 million. We invest our excess funds in short-term securities issued by corporations, banks, the United States government, municipalities, financial holding companies and in money market funds comprised of United States Treasury and agency securities. We do not hold securities backed by mortgages.

At March 31, 2010, our accumulated deficit was $137.3 million. Since inception, we have generated significant operating losses and as a result we have not generated sufficient cash flow to fund our operations and the growth in our business. Accordingly, prior to our initial public offering, we financed our operations and acquisitions primarily through the issuances of $62.5 million of preferred stock, $20.0 million of senior subordinated notes and $7.0 million of term loans. These issuances of equity and debt were supplemented with borrowings from a revolving credit facility and equipment financing arrangements. The issuances of our senior subordinated notes, term loans and revolving credit facility included warrants to purchase our common stock or Series B preferred stock, which automatically converted into warrants to purchase common stock upon the completion of our initial public offering.

Cash Flows

Cash Flows from Operating Activities. Cash provided by operating activities of $7.1 million for the three months ended March 31, 2010 reflected our net loss of $4.0 million, offset by adjustments for non-cash expenses, consisting primarily of $4.3 million of depreciation and amortization and $3.1 million of stock-based compensation expense. Sources of cash primarily included decreases in accounts receivable of $3.1 million due to increased collections, as well as an increase in accounts payable balances of $1.8 million. Uses of cash primarily included increases in inventories of $468,000, and decreases in accrued compensation of $650,000 and accrued expenses of $879,000.

Cash Flows from Investing Activities. Cash used by investing activities was $8.2 million in the three months ended March 31, 2010, consisting primarily of $17.3 million used to purchase short-term available-for-sale investments, $3.9 million used for capital expenditures, as well as $2.1 million used for acquisition of intangible assets, partially offset by $15.0 million resulting from the sale or maturity of short-term available-for-sale investments.

Cash Flows from Financing Activities. Cash provided by financing activities was $5.2 million in the three months ended March 31, 2010, resulting primarily from proceeds of $4.0 million of proceeds from the exercise of common stock options and $1.2 million from the issuance of stock under our employee stock purchase plan.

Future Liquidity Needs

At March 31, 2010, we believe our current cash and cash equivalents and our short-term available-for-sale investments will be sufficient to fund working capital requirements, capital expenditures, and operations for at least the next twelve months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future. At the present time, we have no material commitments for capital expenditures.

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

Our ability to fund our longer-term cash needs is subject to various risks, many of which are beyond our control—See Part II, Item 1A—“Risk Factors” set forth in this document and our annual report on Form 10-K for the fiscal year ended December 31, 2009. Should we require additional funding, such as additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities. We cannot assure that such funding will be available in needed quantities or on terms favorable to us, if at all.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2009.

In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, and ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, or ASU 2009-14. ASU 2009-13 provides for two significant changes to the existing multiple-element revenue arrangements guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. ASU 2009-14 updates guidance on how entities account for revenue arrangements that contain both hardware and software elements.

We prospectively adopted ASU 2009-13 and ASU 2009-14 on January 1, 2010. We have applied ASU 2009-13 to our revenue arrangements containing multiple deliverables that were entered into or significantly modified on or after January 1, 2010. These deliverables can consist of consoles, options for the console, single-procedure disposable products, service and maintenance agreements, biomedical equipment education and exchange rights for alternative platforms of our product functionality. As a result of adopting ASU 2009-13, we have identified additional separate units of accounting related to options for our consoles, biomedical equipment education and exchange rights for alternative platforms of our product functionality. We allocate arrangement consideration based on the relative estimated selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Estimated selling prices are determined using vendor specific objective evidence of value, or VSOE, when available, or our estimate of selling price when VSOE is not available for a given unit of accounting. Significant inputs in our estimates of the selling price of separate units of accounting include market and pricing trends, a customer’s geographic location and the expected gross margins by product line. Prior to the adoption of ASU 2009-13, we used the residual method to allocate the arrangement consideration when we had not established VSOE of delivered items and deferred all arrangement consideration when VSOE was not available for undelivered items. Typically, we complete all obligations under an arrangement with multiple deliverables within one year.

The adoption of ASU 2009-13 did not have a material impact on our consolidated financial position or results of operations as of and for the three month period ending March 31, 2010. As a result of adopting ASU 2009-13, we recognized additional revenues in the three months ended March 31, 2010 of $408,000. Had we adopted ASU 2009-13 on January 1, 2009, we would have recognized additional revenues in the three months ended March 31, 2009 of $506,000.

The adoption of ASU 2009-14 did not impact our consolidated financial position or results of operations.

Other than the adoption of the revenue recognition guidance detailed above, there have been no other material changes to our critical accounting policies during the three months ended March 31, 2010.

Off-Balance Sheet Arrangements

At March 31, 2010, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

In addition to the contractual obligations disclosed in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2009, in January 2010 we entered into a lease agreement for approximately 32,000 square feet of office space for our corporate headquarters in San Diego, California for which we are obligated to pay approximately $5.2 million of rent over a five year period commencing on August 1, 2010. The lease contains a rent escalation clause of approximately 3% per year in each of the successive years of the lease term. We also have the option to renew the lease for an additional three year period.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in our results of operations and cash flows.

Our exposure to interest rate risk at March 31, 2010 is related to the investment of our excess cash into highly liquid, short-term financial investments. We invest in cash and cash equivalents and short-term available-for-sale investments in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and obtain the best yields available consistent with the investment risk. Our investment policy specifies credit quality standards for our investments. We do not hold mortgage-backed securities. Due to the short-term nature of our investments, we have assessed that there is no material exposure to interest rate risk arising from them.

We are exposed to foreign currency risk related to our European and Japanese operations. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro and the yen, could adversely affect our financial results. During the three months ended March 31, 2010, our revenues were favorably impacted by the valuation of the euro and favorably impacted by the valuation of the yen, as compared to the U.S. dollar. In periods of a strengthening U.S. dollar, our results of operations including the amount of revenue that we report in future periods could be negatively impacted. Commencing October 2009, we began using foreign exchange forward contracts to manage a portion of the foreign currency exposure risk for our monetary assets and liabilities denominated in the yen and the euro. We only use derivative instruments to reduce foreign currency exchange rate risks; we do not hold any derivative financial instruments for trading or speculative purposes. We primarily use foreign exchange forward contracts to hedge foreign currency exposures, and they generally have terms of one year or less. Realized and unrealized gains or losses on the value of financial contracts used to hedge the exchange rate exposure of these monetary assets and liabilities are also included in the determination of net income, as these transactions have not been designated for hedge accounting. These contracts effectively fix the exchange rate at which these specific monetary assets and liabilities will be settled so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying monetary assets and liabilities. These contracts contain net settlement features. If we experience unfavorable changes in foreign exchange rates, we may be required to use material amounts of cash to settle the transactions which may adversely affect the operating results that we report with respect to the corresponding period.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, at March 31, 2010, our disclosure controls and procedures were effective.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 4—“Commitments and Contingencies– Litigation” of our Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

Item 1A.	Risk Factors

This “Risk Factors” section provides updated information in certain areas from the “Risk Factors” set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2009, or the Annual Report. Set forth below are certain risk factors that have been updated from the Annual Report. The risks and uncertainties described in the Annual Report, as added, expanded or updated below do not constitute all the risk factors that pertain to our business but we do believe that they reflect the more important ones. Please review the Annual Report for a complete listing of “Risk Factors” that pertain to our business.

Risks Related to Our Business and Industry

We have a limited operating history, have incurred significant operating losses since inception and cannot assure you that we will achieve profitability.

We were formed in January 2000 and until 2003 were a development stage company substantially devoted to the research and development of tools designed to diagnose vulnerable plaque. In July 2003, we acquired substantially all of the assets related to the IVUS and FM product lines from Jomed, Inc. and commenced the manufacturing, sale and distribution of IVUS and FM products. We have yet to generate sufficient revenues to sustain profitability. Even if we do increase revenues, we expect our operating expenses will increase as we expand our business to meet anticipated growing demand for our products and as we devote resources to our sales, marketing and research and development activities. If we are unable to reduce our cost of revenues and our operating expenses, we may not achieve profitability. Although we achieved profitability during the quarters ended December 31, 2008 and September 30, 2008, you should not rely on our operating results for any prior quarterly or annual period as an indication of our future operating performance. At March 31, 2010, we had an accumulated deficit of $137.3 million. We expect to experience quarterly fluctuations in our revenues due to the timing of capital purchases by our customers and to a lesser degree the seasonality of disposable consumption by our customers. Additionally, expenses will fluctuate as we make future investments in research and development, selling and marketing and general and administrative activities. This will cause us to experience variability in our reported earnings and losses in future periods. Failure to achieve and sustain profitability would negatively impact the market price of our common stock.

The risks inherent in our international operations may adversely impact our revenues, results of operations and financial condition.

We derive, and anticipate we will continue to derive, a significant portion of our revenues from operations in Japan and Europe. In the three months ended March 31, 2010, revenues to customers located in Japan were $18.1 million and Europe, Middle East and Africa were $14.1 million, representing approximately 27% and 21%, respectively, of our total revenues. As we expand internationally, we will need to hire, train and retain qualified personnel for our direct sales efforts, retain distributors and train their personnel in countries where language, cultural or regulatory impediments may exist. We cannot ensure that distributors, physicians, regulators or other government agencies will accept our products, services and business practices. In addition, we purchase some components on the international market. The sale and shipment of our products and services across international borders, as well as the purchase of components from international sources, subject us to extensive United States and foreign governmental trade regulations. Compliance with such regulations is costly. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions, including:

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

Our reported revenues and earnings are subject to fluctuations in currency exchange rates. Prior to October 2009 we did not engage in hedging activities with respect to our foreign currency exchange risk. Commencing October 2009, we began using foreign exchange forward contracts to manage a portion of the foreign currency exposure risk for foreign subsidiaries with monetary assets and liabilities denominated in the yen and the euro. We do not engage in foreign currency hedging arrangements for our revenues or operating expenses, and, consequently, foreign currency fluctuations may adversely affect our revenues and earnings. We cannot be assured our hedges will be effective or that the costs of the hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro and the yen, could require material amounts of cash to settle the hedge transactions or adversely affect our financial results. During the three months ended March 31, 2010, 17.6% and 27.2% of our revenues were denominated in the euro and yen, respectively, 9.7% of our operating expenses were denominated in the euro and 12.8% of our operating expenses were denominated in the yen. Historically, revenues from our Japanese operations were primarily denominated in the U.S. dollar. Due to recent and expected increases in direct sales denominated in the Japanese yen as well as the integration of our Japan operations into the local economic environment, effective July 1, 2009, we changed the functional currency of Volcano Japan to the Japanese yen. During the three months ended March 31, 2010, the U.S. dollar strengthened versus the yen. In periods of a strengthening U.S. dollar relative to the yen, our results of operations that we report in future periods could be negatively impacted.

We are subject to federal, state and foreign healthcare laws and regulations and implementation or changes to such healthcare laws and regulations could adversely affect our business and results of operations.

In an effort to contain rising healthcare costs, the U.S. federal government recently enacted comprehensive health care reform legislation, which may significantly affect the payment for, and the availability of, healthcare services and result in fundamental changes to federal healthcare reimbursement programs. We are unable to predict at this time the impact of such recently enacted federal healthcare reform legislation on the medical device industry in general, or on us in particular and what, if any, additional legislation or regulation relating to the medical device industry may be enacted in the future. An expansion in the government’s role in the U.S. healthcare industry may lower reimbursements for procedures using our products, reduce medical procedure volumes and adversely affect our business and results of operations. Although we cannot predict the many ways that the federal healthcare reform legislation might affect our business, the federal healthcare reform legislation imposes a 2.3% excise tax on certain transactions, including many U.S. sales of medical devices, which we expect will include U.S. sales of our products. This tax is scheduled to take effect in 2013. It is unclear whether and to what extent, if at all, other anticipated developments resulting from the federal healthcare reform legislation, such as an increase in the number of people with health insurance and an increased focus on preventive medicine, may provide us additional revenue to offset this increased tax. If additional revenue does not materialize, or if our efforts to offset the excise tax through spending cuts or other actions are unsuccessful, the increased tax burden would adversely affect our financial performance, which in turn could cause the price of our stock to decline. In addition, a number of foreign governments are also considering or have adopted proposals to reform their healthcare systems. Because a significant portion of our revenues from our operations is derived internationally, if significant reforms are made to the healthcare systems in other jurisdictions, our sales and results of operations may be materially and adversely impacted.

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

A significant portion of our annual revenues has been derived from sales to our Japanese distributors, primarily Goodman, Fukuda and Johnson & Johnson. In the three months ended March 31, 2010, we generated revenues of $4.2 million, which accounted for approximately 6.3% of our revenues, from sales to our Japanese distributors. In July 2009, we formally terminated our distribution relationship with Goodman as part of our transition towards a direct sales model in Japan. We entered into an agreement with Fukuda Denshi in March 2006 that extended our commercial relationship through June 2012. In December 2006, we also entered into a memorandum of understanding relating to the distribution of our products by Johnson & Johnson. The memorandum of understanding continues on an annual basis unless either party indicates its intention to terminate, in writing, two months prior to expiration of the term.

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

Our operations and performance depend significantly on national and worldwide economic conditions and the resulting impact on purchasing decisions and the level of spending on our products by customers in the geographic markets in which our IVUS and FM products are sold or distributed. These economic conditions remain depressed significantly in many countries and regions, including without limitation the U.S., Japan, Europe, Middle East and Africa, where we have generated most of our revenues. If our customers do not obtain or do not have access to the necessary capital to operate their businesses, or are otherwise adversely affected by the deterioration in national and worldwide economic conditions, this could result in reductions in the sales of our products, longer sales cycles and slower adoption of new technologies by our customers, which would materially and adversely affect our business. In addition, our customers’, distributors’ and suppliers’ liquidity, capital resources and credit may be adversely affected by the availability of capital and credit crisis, which could adversely affect our ability to collect on our outstanding invoices and lengthen our collection cycles, distribute our products or limit our timely access to important sources of raw materials necessary for the manufacture of our consoles and catheters.

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

Item 5.	Other Information

Dismissal of previous independent registered public accounting firm:

On May 5, 2010, the Audit Committee of our Board of Directors dismissed Ernst & Young LLP, or Ernst & Young, as the Company’s independent registered public accounting firm. Ernst & Young had served as our independent registered public accounting firm since 2002.

The Audit Committee conducted a competitive process to select a firm to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2010.

Ernst & Young’s reports on the financial statements for the fiscal years ended December 31, 2009 and 2008 contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the fiscal years ended December 31, 2009 and 2008 and through May 5, 2010, there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young, would have caused it to make reference to the subject matter of the disagreements in its reports on the financial statements for such years. During the fiscal years ended December 31, 2009 and 2008 and through May 5, 2010, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

We have requested Ernst & Young provide us with a letter addressed to the SEC stating whether or not Ernst & Young agrees with the above disclosures. A copy of Ernst & Young’s letter, dated May 7, 2010, is attached as Exhibit 16.1 to this Form 10-Q.

Engagement of new independent registered public accounting firm:

On May 5, 2010, the Audit Committee engaged KPMG, LLP, or KPMG, as our independent registered public accounting firm.

During the years ended December 31, 2009 and 2008, and through May 5, 2010, neither we nor anyone on our behalf has consulted with KPMG regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on August 29, 2008, and incorporated herein by reference).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

4.3	Fourth Amended and Restated Investor Rights Agreement, dated February 18, 2005, by and among the Registrant and certain stockholders (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.4	Rights Agreement, by and between the Registrant and American Stock Transfer & Trust Company, dated June 20, 2006 (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

10.1	2010 Executive Compensation.

10.2	Amended and Restated 2005 Equity Compensation Plan Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on February 11, 2010, and incorporated herein by reference).

10.3	Amended and Restated 2005 Equity Compensation Plan Form of Stock Option Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on February 11, 2010, and incorporated herein by reference).

10.4	Employment Agreement, dated February 10, 2010, by and between the Registrant and Vincent Burgess (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on February 11, 2010, and incorporated herein by reference).

10.5	Severance Agreement and Release, dated March 5, 2010, by and between the Registrant and Vincent Burgess (filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K (File No. 000-52045), as originally filed on March 5, 2010, and incorporated herein by reference).

16.1	Letter to the Securities and Exchange Commission, dated May 7, 2010, from Ernst & Young, LLP.

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ John T. Dahldorf John T. Dahldorf	Chief Financial Officer (principal financial officer, principal accounting officer and duly authorized officer)	May 7, 2010

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on August 29, 2008, and incorporated herein by reference).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

4.3	Fourth Amended and Restated Investor Rights Agreement, dated February 18, 2005, by and among the Registrant and certain stockholders (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.4	Rights Agreement, by and between the Registrant and American Stock Transfer & Trust Company, dated June 20, 2006 (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

10.1	2010 Executive Compensation.

10.2	Amended and Restated 2005 Equity Compensation Plan Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on February 11, 2010, and incorporated herein by reference).

10.3	Amended and Restated 2005 Equity Compensation Plan Form of Stock Option Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on February 11, 2010, and incorporated herein by reference).

10.4	Employment Agreement, dated February 10, 2010, by and between the Registrant and Vincent Burgess (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on February 11, 2010, and incorporated herein by reference).

10.5	Severance Agreement and Release, dated March 5, 2010, by and between the Registrant and Vincent Burgess (filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K (File No. 000-52045), as originally filed on March 5, 2010, and incorporated herein by reference).

16.1	Letter to the Securities and Exchange Commission, dated May 7, 2010, from Ernst & Young, LLP.

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.