Form 10-Q
period 2010-06-30
Volcano Corp
filed 2010-08-05
CIK 1354217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-52045

Volcano Corporation

(Exact name of registrant as specified in its charter)

Delaware	33-0928885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3661 Valley Centre Drive, Suite 200 San Diego, CA	92130
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 30, 2010
Common stock, $0.001 par value	50,663,682

VOLCANO CORPORATION

Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VOLCANO CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$50,628	$56,055
Short-term available-for-sale investments	76,970	66,028
Accounts receivable, net	52,015	51,171
Inventories	39,245	37,710
Prepaid expenses and other current assets	4,717	5,892

Total current assets	223,575	216,856
Restricted cash	575	554
Long-term available-for-sale investments	3,788	—
Property and equipment, net of accumulated depreciation of $39,267 and $32,539, respectively	45,376	44,734
Intangible assets, net	12,560	11,623
Goodwill	931	931
Other non-current assets	2,038	2,036

Total assets	$288,843	$276,734

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,508	$13,840
Accrued compensation	13,088	14,142
Accrued expenses and other current liabilities	12,217	25,275
Deferred revenues	5,047	4,881
Current maturities of long-term debt	50	50

Total current liabilities	42,910	58,188
Long-term debt	85	110
Deferred revenues	2,561	2,376
Other	1,431	1,245

Total liabilities	46,987	61,919
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, par value of $0.001; 10,000 shares authorized; no shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, par value of $0.001; 250,000 shares authorized at June 30, 2010 and December 31, 2009; 50,660 and 48,790 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	51	49
Additional paid-in capital	377,211	352,102
Accumulated other comprehensive loss	(3,529)	(4,079)
Accumulated deficit	(131,877)	(133,257)

Total stockholders’ equity	241,856	214,815

Total liabilities and stockholders’ equity	$288,843	$276,734

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$73,452	$54,042	$140,024	$103,001
Cost of revenues, excluding amortization of intangibles	27,093	22,486	53,731	43,135

Gross profit	46,359	31,556	86,293	59,866
Operating expenses:
Selling, general and administrative	30,082	26,453	63,161	51,533
Research and development	9,594	9,866	19,452	18,635
Amortization of intangibles	621	1,053	1,194	2,105
In-process research and development	33	—	65	—

Total operating expenses	40,330	37,372	83,872	72,273

Operating income (loss)	6,029	(5,816)	2,421	(12,407)
Interest income	83	197	168	498
Interest expense	(11)	(1)	(18)	(3)
Exchange rate (loss) gain	(423)	871	(544)	(257)
Other, net	(9)	—	(19)	—

Income (loss) before provision for income taxes	5,669	(4,749)	2,008	(12,169)
Provision for income taxes	253	518	628	712

Net income (loss)	$5,416	$(5,267)	$1,380	$(12,881)

Net income (loss) income per share:
Basic	$0.11	$(0.11)	$0.03	$(0.27)

Diluted	$0.10	$(0.11)	$0.03	$(0.27)

Shares used in calculating net income (loss) per share:
Basic	50,452	48,335	50,099	48,184

Diluted	53,071	48,335	52,876	48,184

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2009	48,790	$49	$352,102	$(133,257)	$(4,079)	$214,815
Issuance of common stock under equity plans	1,261	1	8,299			8,300
Employee stock-based compensation cost			5,841			5,841
Non-employee stock-based compensation cost			325			325
Issuance of common stock related to acquisitions	609	1	10,468			10,469
Tax benefit related to stock-based compensation			176			176
Comprehensive income
Net income				1,380		1,380
Foreign currency translation adjustments					558	558
Changes in net unrealized loss on available-for-sale investments					(8)	(8)

Total comprehensive income						1,930

Balance at June 30, 2010	50,660	$51	$377,211	$(131,877)	$(3,529)	$241,856

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net income (loss)	$1,380	$(12,881)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
In-process research and development	65	—
Depreciation and amortization	8,819	7,018
Amortization of investment premium, net	435	139
Non-cash stock-based compensation expense	6,191	5,565
Other non-cash adjustments	(565)	257
Loss on disposal of long-lived assets	29	182
Changes in operating assets and liabilities:
Accounts receivable	(1,705)	5,362
Inventories	(1,491)	(4,855)
Prepaid expenses and other assets	517	1,560
Accounts payable	(586)	4,490
Accrued compensation	(907)	(1,063)
Accrued expenses and other liabilities	(2,130)	(1,882)
Deferred revenues	439	(762)

Net cash provided by operating activities	10,491	3,130

Investing activities
Purchase of available-for-sale investments	(48,665)	(85,355)
Sale or maturity of available-for-sale investments	33,856	47,911
Capital expenditures	(8,345)	(12,312)
Cash paid related to acquisitions	(596)	(613)
Cash paid for intangible assets	(2,149)	(206)
Proceeds from foreign currency exchange contracts	1,417	—
Payment for foreign currency exchange contracts	(1,083)	—

Net cash used in investing activities	(25,565)	(50,575)

Financing activities
Repayment of short-term debt	(1)	(151)
Repayment of long-term debt	(23)	(28)
Proceeds from sale of common stock under employee stock purchase plan	1,234	998
Proceeds from exercise of common stock options	7,067	791
Tax benefit related to stock-based compensation	176	—
Repurchases of common stock	—	(416)
Increases of restricted cash	(79)	—
Release of restricted cash	—	32

Net cash provided by financing activities	8,374	1,226
Effect of exchange rate changes on cash and cash equivalents	1,273	(433)

Net decrease in cash and cash equivalents	(5,427)	(46,652)
Cash and cash equivalents, beginning of period	56,055	100,949

Cash and cash equivalents, end of period	$50,628	$54,297

Supplemental disclosures of cash flow information:
Cash paid for interest	$18	$3
Cash paid for income taxes	$143	$1,202
Supplemental disclosure of non-cash investing activities:
Issuance of common stock related to milestone payment	$10,468	$—

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation and Nature of Operations

The unaudited consolidated financial statements of Volcano Corporation (“we”, “us”, “our”, “Volcano” or the “Company”) contained in this quarterly report on Form 10-Q include our financial statements and the financial statements of our wholly-owned subsidiaries: Volcano Japan Co. Ltd. (“Volcano Japan”), Volcano Europe S.A./N.V. (“Volcano Europe”), Axsun Technologies, Inc. (“Axsun”) and Volcano Therapeutics South Africa (Pty) Ltd. (“Volcano South Africa”), a wholly-owned subsidiary of Volcano Europe. We design, develop, manufacture and commercialize a broad suite of intravascular ultrasound (“IVUS”) and functional measurement (“FM”) products that we believe enhance the diagnosis and treatment of vascular and structural heart disease. Our products consist of consoles which have been designed to serve as a multi-modality platform for our phased array and rotational IVUS catheters, fractional flow reserve (“FFR”) pressure wires and Medtronic’s Pioneer reentry device. We are developing additional offerings for integration into the platform, including forward-looking IVUS (“FL.IVUS”) catheters, image-guided therapy catheters and ultra-high resolution Optical Coherence Tomography (“OCT”) systems and catheters. Our IVUS products include single-procedure disposable phased array and rotational IVUS imaging catheters and additional functionality options such as virtual histology IVUS tissue characterization and ChromaFlo stent apposition analysis. Our FM offerings include FM consoles and single-procedure disposable pressure and flow guide wires used to measure the pressure and flow characteristics of blood around plaque, enabling physicians to gauge the plaque’s physiological impact on blood flow and pressure. We also develop and manufacture optical monitors, lasers, and optical engines used in OCT imaging systems as well as micro-optical spectrometers and optical channel monitors used in telecommunications and other industrial companies.

We have prepared the accompanying financial information at June 30, 2010 and for the three and six months ended June 30, 2010 and 2009, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009.

In the opinion of management, the unaudited financial information at June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of our financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Concentrations of Credit Risk

Goodman Company, Ltd. (“Goodman”) accounted for approximately 11% of our revenues for the six months ended June 30, 2009. No single customer accounted for more than 10% of our revenues for any other period presented, and at June 30, 2010 and December 31, 2009, no single customer accounted for more than 10% of our trade receivables.

On July 8, 2009, we entered into a Distributor Termination Agreement with Goodman that terminated certain agreements between us and Goodman effective August 31, 2009 and provided for the transition of the distribution, formerly handled by Goodman, of Volcano products in Japan to Volcano Japan.

We currently hold foreign exchange forward contracts with a single counterparty. The bank counterparty in these contracts exposes us to credit-related losses in the event of their non-performance and we do not require collateral for their performance. However, to mitigate that risk, we only contract with counterparties who meet our minimum credit quality guidelines. In addition, our exposure in the event of a default by our counterparty is limited to the changes in value of our hedged balances.

Stock-Based Compensation

We account for stock-based compensation under the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation—Stock Compensation, (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We recognize compensation expense for awards of equity instruments to employees and non-employees based on the grant-date fair value of those awards. See Note 5 “Stockholders’ Equity” for additional information.

VOLCANO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is presented in accordance with FASB ASC Topic 260, Earnings per Share. Basic net income or loss per share is computed by dividing consolidated net income or loss by the weighted-average number of common shares outstanding during the period. Diluted net income or loss per share is computed by dividing consolidated net income or loss by the weighted-average number of common shares outstanding and dilutive potential common shares during the period. Our potentially dilutive shares include outstanding common stock options and restricted stock units. Such potentially dilutive shares are excluded when the effect would reduce net loss per share or increase net income per share. For the three months ended June 30, 2010 and 2009, and six months ended June 30, 2010 and 2009, potentially dilutive shares totaling 2.7 million, 4.4 million, 2.8 million, and 4.2 million, respectively, have not been included in the computation of diluted net loss per share, as the result would be anti-dilutive.

The basic and diluted net income and loss per share calculations for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$5,416	$(5,267)	$1,380	$(12,881)

Weighted-average number of shares used in computing net income (loss) per share:
Basic	50,452	48,335	50,099	48,184

Diluted	53,071	48,335	52,876	48,184

Net income (loss) income per share:
Basic	$0.11	$(0.11)	$0.03	$(0.27)

Diluted	$0.10	$(0.11)	$0.03	$(0.27)

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) and ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-13 provides for two significant changes to the existing multiple-element revenue arrangements guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated to the separately identified deliverables. ASU 2009-14 updates guidance on how entities account for revenue arrangements that contain both hardware and software elements.

We prospectively adopted ASU 2009-13 and ASU 2009-14 on January 1, 2010. We have applied ASU 2009-13 to our revenue arrangements containing multiple deliverables that were entered into or significantly modified on or after January 1, 2010. These deliverables can consist of consoles, options for the console, single-procedure disposable products, service and maintenance agreements, biomedical equipment education and exchange rights for alternative platforms of our product functionality. As a result of adopting ASU 2009-13, we have identified additional separate units of accounting related to options for our consoles, biomedical equipment education and exchange rights for alternative platforms of our product functionality. We allocate arrangement consideration based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or our estimate of selling price when fair value is not available for a given unit of accounting. Significant inputs in our estimates of the selling price of separate units of accounting include market and pricing trends, a customer’s geographic location and the expected gross margins by product line. Prior to the adoption of ASU 2009-13, we used the residual method to allocate the arrangement consideration when we had not established fair value of delivered items and deferred all arrangement consideration when fair value was not available for undelivered items. Typically, we complete all obligations under an arrangement with multiple deliverables within one year.

The adoption of ASU 2009-13 did not have a material impact on our consolidated financial position or results of operations as of and for the three and six month periods ending June 30, 2010. As a result of adopting ASU 2009-13, we recognized additional revenues in the three and six months ended June 30, 2010 of $468,000 and $745,000, respectively. Had we adopted ASU 2009-13 on January 1, 2009, we would have recognized additional revenues in the three and six months ended June 30, 2009 of $193,000 and $381,000, respectively.

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

VOLCANO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

Reclassification

Certain reclassifications have been made to the prior year’s financial statements to conform to current year presentation.

2. Acquisitions

CardioSpectra Acquisition

On December 18, 2007, we acquired CardioSpectra, Inc. (“CardioSpectra”), a privately-held company, as a wholly-owned subsidiary of Volcano. The acquisition was accounted for as an asset purchase. We acquired all of the outstanding equity interests in CardioSpectra for $27.0 million, consisting of $25.2 million in cash, transaction costs of $1.4 million and assumed liabilities of $0.4 million. The agreement provided for additional payments up to an aggregate of $38.0 million in the event certain milestones set forth in the merger agreement are achieved. We will use commercially reasonable efforts to cause the milestones to occur. The milestone payments are payable, at our sole discretion, in cash, shares of our common stock, or a combination of both, and will be accounted for if and when the milestone payments become payable. In December 2009, the first milestone specified in the merger agreement was achieved, and at December 31, 2009, the corresponding payment totaling $11.0 million was recorded in accrued expenses and other current liabilities ($10.5 million) and in accounts payable ($531,000). In January 2010, we paid the milestone payment with the issuance of 609,360 shares our common stock and $531,000 of cash.

At June 30, 2010, the in-vivo testing for the OCT program is in process. The product is expected to be commercialized in early 2011. However, if we reasonably determine that a technical failure or commercial failure has occurred with respect to all or a part of the OCT program, we may, at our sole discretion, terminate all or part of the OCT cardiovascular program.

Novelis Acquisition

On May 15, 2008, we acquired all of the outstanding equity interests in Novelis, Inc. (“Novelis”), a privately-held company, which developed proprietary ultrasonic visualization and therapy technology for minimally invasive diagnostic and therapeutic devices. The core product line of Novelis is based on FL.IVUS technology. The aggregate purchase price of $12.3 million was paid in cash and included transaction costs of $204,000. In December 2009, we recorded $3.0 million of in-process research and development expense related to the probable achievement of regulatory approval for the FL.IVUS project. This represents a contractual milestone payment to be made to the former stockholders of Novelis. We expect to receive this regulatory approval in the second half of 2010.

Axsun Acquisition

On December 24, 2008, we acquired all of the outstanding equity interests in Axsun, a privately-held company that develops and manufactures optical monitors for the telecommunications industry, lasers and optical engines used in OCT imaging systems and advanced photonic components and subsystems used in spectroscopy and other industrial applications. The aggregate purchase price of $23.8 million consisted of $22.3 million paid in cash, assumed liabilities of $6.5 million, and transaction costs of $725,000, net of cash received of $5.8 million. The acquisition was accounted for as a business combination. Correspondingly, the purchase price was allocated to the net tangible and intangible assets based on their estimated fair values as of the acquisition date. Goodwill was recorded for the amount by which total purchase consideration exceeded net assets acquired. We have included the operating results associated with the Axsun acquisition in our consolidated financial statements from the date of acquisition.

Of the $22.3 million cash consideration, two escrows totaling $2.4 million were established to indemnify us and related indemnitees for certain matters, including breaches of representations and warranties and covenants included in the merger agreement for 15 months following the closing. In April 2010 we filed a claim against this escrow in relation to the LightLab litigation. (See Note 4 “Commitments and Contingencies” for additional background.) On July 16, 2010 an agreement was executed between us and Axsun under which $1.7 million of the non-appraisal rights escrow fund were released to us.

3. Financial Statement Details

Cash and Cash Equivalents and Available-for-Sale Investments

We invest our excess funds primarily in securities issued by the U.S. government, corporations, banks, municipalities, financial holding companies and in money market funds comprised of these same types of securities. Our cash and cash equivalents and available-for-sale investments are placed with high credit quality financial institutions. Additionally, we diversify our investment portfolio in order to maintain safety and liquidity and we do not hold mortgage-backed securities. As of June 30, 2010, all of our investments will mature within fourteen months. These investments are recorded at their estimated fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss.

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

VOLCANO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

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

We utilize a third-party pricing service to assist us in obtaining fair value pricing for our investments. Pricing for Level 2 securities is based on proprietary models. Inputs are documented in accordance with the fair value disclosure hierarchy. During the three and six months ended June 30, 2010, no transfers were made into or out of the Level 3 categories. We review our fair value inputs on a quarterly basis.

VOLCANO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

The fair value of our financial assets subject to the disclosure requirements of ASC 820 was determined using the following levels of inputs at June 30, 2010 and December 31, 2009 (in thousands):

	Fair Value Measurements at June 30, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash	$13,001	$13,001	$—	$—
Money market funds	32,900	32,900	—	—
Corporate debt securities	33,402	—	33,402	—
U.S. Treasury and agency debt securities	48,295	48,295	—	—

Total	$127,598	$94,196	$33,402	$—

Long Term:
Corporate debt securities	3,788	—	3,788	—

Total Assets	$131,386	$94,196	$37,190	$—

Liabilities:
Foreign exchange forward contracts	$24	$—	$24	$—

The Company determines the appropriate balance sheet classification of its investments in debt securities based on maturity date at the time of purchase and evaluates the classification at each balance sheet date. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity value. Such amortization and accretion are included in interest income.

	Fair Value Measurements at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Cash	$11,255	$11,255	$—	$—
Money market funds	44,800	44,800	—	—
Corporate debt securities	37,707	—	37,707	—
U.S. Treasury and agency debt securities	28,321	28,321	—	—
Foreign exchange forward contracts	190	—	190	—

	$122,273	$84,376	$37,897	$—

Short-term and long-term investments have been classified as available-for-sale investments. At June 30, 2010, available-for-sale investments are detailed as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$28,686	$—	$11	$28,675
U.S. Treasury and agency debt securities	48,286	13	4	48,295

Short-term available-for-sale investments	$76,972	$13	$15	$76,970

Corporate debt securities	3,800	—	12	3,788

Long-term available for sale investments	$3,800	$—	$12	$3,788

At June 30, 2010, approximately $20.8 million of our corporate debt securities were in an unrealized loss position.

VOLCANO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

At December 31, 2009, available-for-sale investments are detailed as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$37,704	$9	$6	$37,707
U.S. Treasury and agency debt securities	28,330	16	25	28,321

	$66,034	$25	$31	$66,028

Derivative Financial Instruments

Our derivative financial instruments are composed entirely of foreign exchange forward contracts. We record derivative financial instruments as either assets or liabilities in our consolidated balance sheets and measure them at fair value. At June 30, 2010 and December 31, 2009, notional amounts of our outstanding contracts were $35.8 million and $24.2 million, respectively. At June 30, 2010 and December 31, 2009, the outstanding derivatives had maturities of 92 days or less. The fair value of our foreign exchange forward contracts of $24,000 was included in accrued expenses and other current liabilities in our consolidated balance sheet at June 30, 2010, and the fair value of our foreign exchange forward contracts of $190,000 was included in prepaid expenses and other current assets in our consolidated balance sheet at December 31, 2009. For the three and six months ended June 30, 2010, $370,000 of net losses and $109,000 of net gains, respectively, related to our derivative financial instruments are included in exchange rate loss in our consolidated statements of operations. Our use of derivative financial instruments commenced in October 2009, therefore no such gains or losses were recorded in any other period presented.

Inventories

Inventories consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Finished goods	$12,741	$10,985
Work-in-process	10,401	9,374
Raw materials	16,103	17,351

	$39,245	$37,710

Intangible Assets

Intangible assets consist of developed technology, licenses, customer relationships, patents and trademarks, and assembled workforce, which are amortized using the straight-line method over periods ranging from three to ten years, representing the estimated useful lives of the assets.

During the three and six months ended June 30, 2010, we recorded intangible asset additions of approximately $100,000 and $2.2 million, respectively, primarily for purchased developed technology.

At June 30, 2010, intangible assets subject to amortization, by major class, consist of the following (in thousands):

	June 30, 2010
	Cost	Accumulated Amortization	Net	Weighted- Average Life (in years) (1)
Developed technology	$22,501	$13,990	$8,511	8.2
Licenses	7,034	5,074	1,960	10.0
Customer relationships	2,554	1,864	690	6.4
Patents and trademarks	2,365	1,068	1,297	7.2
Assembled workforce	274	172	102	4.0

	$34,728	$22,168	$12,560	8.3

VOLCANO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

At December 31, 2009, intangible assets subject to amortization, by major class, consist of the following (in thousands):

	December 31, 2009
	Cost	Accumulated Amortization	Net	Weighted- Average Life (in years) (1)
Developed technology	$20,565	$13,382	$7,183	7.3
Licenses	7,034	4,747	2,287	10.0
Customer relationships	2,473	1,788	685	6.7
Patents and trademarks	2,231	900	1,331	6.9
Assembled workforce	274	137	137	4.0

	$32,577	$20,954	$11,623	7.6

(1)	Weighted average life of intangible assets is presented excluding fully amortized assets.

At June 30, 2010, future amortization expense associated with our intangible assets is expected to be as follows (in thousands):

2010 (remaining six months)	$1,295
2011	2,509
2012	2,426
2013	2,095
2014	1,455
Thereafter	2,780

$12,560

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

Accrued warranty liability is included in accrued expenses and other current liabilities in the unaudited consolidated balance sheets. The change in the accrued warranty liability for the six months ended June 30, 2010 and 2009 is summarized in the following table (in thousands):

	Six Months Ended June 30,
	2010	2009
Balance at beginning of period	$1,159	$1,104
Warranties issued	655	990
Settlements	(898)	(1,034)

Balance at end of period	$916	$1,060

Restructuring Activity

In June 2009, we implemented a restructuring plan to consolidate our resources related to the research and development of our OCT technology. As part of the restructuring plan, during the first quarter of 2010 we completed the closure of our San Antonio, Texas facility and relocated such operations to our Billerica, Massachusetts facility. Approximately 20 employees were impacted by the restructuring plan. One-time benefits to affected employees included relocation or a separation agreement including severance payments, continuing medical benefits, and outplacement assistance. At March 31, 2010, 16 employees had entered into separation agreements. Service requirements vary under each separation agreement and all terminations were completed as of May 31, 2010.

VOLCANO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

We have accounted for the restructuring plan in accordance with FASB ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”). Consistent with ASC 420 we accrued relocation costs and the costs of one-time termination benefits to employees who were not required to render service beyond a minimum retention period of 60 days. The remaining one-time termination benefits were recorded to expense ratably over required service periods. Additionally, costs related to moving equipment between the facilities were expensed during the period incurred. As a result, we recorded $63,000 as research and development expense during the six months ended June 30, 2010. In addition, during the first quarter of 2010 we recorded $454,000 of additional restructuring costs as selling, general and administrative expense for the termination of the operating lease and related contract costs, and a charge for the impairment of certain property and equipment.

On April 26, 2010, we entered into a lease termination agreement with the landlord of our San Antonio facility. Total termination costs of $330,000 included a lump-sum lease-termination payment, broker commissions and the surrender of our security deposit. We are correspondingly released from any future obligations under this facility lease. The termination payment represented a savings over the original estimated restructuring liability related to the remaining lease payments and resulted in a benefit of $116,000 that was recorded during the second quarter.

At June 30, 2010, our restructuring liability included in accrued expenses and other current liabilities of our unaudited consolidated balance sheets (in thousands) is detailed as follows:

	Relocation	One time termination benefits	Facility moving costs	Operating lease commitments	Impairment of property and equipment	Total
Liability as of December 31, 2009	$56	$99	$—	$—	$—	$155
Additions	—	34	29	446	8	517
Non-cash charges	—	—	—	—	(8)	(8)
Cash payments	(56)	(93)	(11)	—	—	(160)

Liability as of March 31, 2010	$—	$40	$18	$446	$—	$504
Reversals	—	—	—	(116)	—	(116)
Cash payments	—	(25)	(18)	(330)	—	(373)

Liability as of June 30, 2010	$—	$15	$—	$—	$—	$15

Debt and Credit Facilities

The amounts outstanding for long-term debt relate to capital leases at June 30, 2010 and December 31, 2009.

4. Commitments and Contingencies

Litigation – LightLab

On January 7, 2009, LightLab Imaging, Inc. (“LightLab”) filed a complaint against us and our wholly-owned subsidiary, Axsun, in the Superior Court of Massachusetts, Suffolk County, seeking injunctive relief and unspecified damages (the “Massachusetts Action”). LightLab develops and sells OCT products for cardiovascular imaging and other medical uses. On July 6, 2010, LightLab was acquired by St. Jude Medical, Inc. (“St. Jude”).

Prior to our acquisition of Axsun, Axsun had entered into a development and supply agreement (the “Agreement”) with LightLab, in which, among other things, Axsun agreed to supply tunable lasers to LightLab for use in LightLab’s OCT imaging products until April 2016, with exclusivity in the field of coronary artery imaging expiring in April 2014. Since the acquisition, Axsun has continued to supply lasers to LightLab. The complaint includes allegations that Volcano interfered with the Agreement and with LightLab’s advantageous business relationship with Axsun, that Axsun breached the Agreement, that Axsun and Volcano misappropriated LightLab’s confidential information and trade secrets, and violated Chapter 93A, a Massachusetts statute that provides for recovery of up to three times damages plus attorneys fees (“M.G.L. c. 93A”).

The Judge ordered that the trial in the Massachusetts Action proceed in separate phases, with a jury trial first on liability, followed by a jury trial on damages, and then non-jury hearings on liability under M.G.L. c. 93A and on injunctive relief. The jury trial on liability commenced on January 4, 2010 and the jury returned a verdict on February 4, 2010 that included findings that the contract specification for the laser Axsun supplies to LightLab is a trade secret of LightLab, that Axsun agreed not to sell any tunable lasers for use in cardiology imaging to any third party during the exclusivity period in the contract, and that Axsun breached its contract with LightLab. The jury further found that Volcano intentionally interfered with LightLab’s advantageous business relationship with Axsun.

VOLCANO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

A trial in the Massachusetts Action with respect to damages was set to commence on April 7, 2010 (“Damages Trial”). In lieu of conducting the Damages Trial, the parties agreed and stipulated that the sum of $200,000 would be treated as if it were the jury’s verdict against the defendants in the Damages Trial (the “Stipulation”).

Upon the entry of the Stipulation, LightLab waived its rights, if any, to make any additional claims for special damages relating to lasers received in 2009 that do not meet the version 6 specification, for special damages claimed by LightLab in prior pleadings, and for the repair and/or replacement of any of the lasers specified in the Stipulation. In addition, Axsun waived its rights, if any, to make any claim for recovery from LightLab certain engineering charges in connection with a development and supply agreement with LightLab, and for return by LightLab of any of the lasers specified in the Stipulation.

Under the Stipulation, all parties expressly reserved their otherwise properly preserved rights of appeal. These rights include LightLab’s appellate rights, if any, regarding its claim for alleged lost profits in excess of the above-referenced $200,000 stipulated amount to the extent LightLab is able to establish that it has properly preserved such rights.

The injunctive relief phase of the Massachusetts Action commenced on April 12, 2010. The non-jury trial relates to LightLab’s claims for injunctive relief with respect to other alleged trade secrets and is ongoing. The trial is not yet complete, and no decision has been issued. In addition, no decision has been issued with respect to LightLab’s claim under M.G.L. c. 93A to recover up to three times damages plus attorneys fees, or on injunctive relief.

Additionally, on February 5, 2010, Volcano and its wholly-owned subsidiary, Axsun, commenced an action in the Delaware Chancery Court against LightLab seeking a declaration of Volcano and Axsun’s rights with respect to certain OCT technology, the High Definition Swept Source. The complaint was served on LightLab on March 19, 2010. LightLab then filed a counter-claim that included a claim against Axsun and Volcano for violations of M.G.L. c. 93A. Volcano and Axsun moved to dismiss LightLab’s M.G.L. c. 93A counter-claim, and LightLab responded to that motion by amending its M.G.L. c. 93A counter-claim.

We are not able to predict or estimate the ultimate outcome or possible losses relating to the Massachusetts Action or any of the other lawsuits, claims or counterclaims described above.

Litigation – St. Jude

On July 27, 2010, St. Jude filed a lawsuit against Volcano in federal district court in Delaware, alleging that our pressure guide wire products infringe five patents owned by St. Jude. This action does not involve OCT technology and is separate from the Massachusetts Action.

We are not able to predict or estimate the ultimate outcome or possible losses relating to this action.

Litigation – Other

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

Rent expense for all our facilities is recognized on a straight-line basis over the minimum lease terms.

Purchase Commitments

We have obligations under non-cancelable purchase commitments. The majority of these obligations relate to inventory, primarily raw materials. At June 30, 2010, the future minimum payments under these non-cancelable purchase commitments totaled $17.5 million, all of which will require payments at various dates through January 2015.

In October 2007, we signed a clinical research support agreement with a third party in which the third party will conduct clinical studies concerning drug eluting stents. We have agreed to provide a total of $4.6 million to fund these clinical study activities. At June 30, 2010, we have a remaining obligation of up to $3.5 million and we will be billed as services are performed under the agreement. In addition, we have entered into agreements with other third parties to sponsor clinical studies. Generally, we contract with one or more clinical research sites for a single study and no one agreement is material to our consolidated results of operations or financial condition. We are usually billed as services are performed based on enrollment and are required to make payments over periods ranging from less than one year up to three years. Our actual payments under these agreements will vary based on enrollment.

VOLCANO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

Indemnification

Our supplier, distributor and collaboration agreements generally include certain provisions for indemnification against liabilities if our products are recalled, infringe a third-party’s intellectual property rights or cause bodily injury due to alleged defects in our products. In addition, we have agreements with our present and former directors and executive officers indemnifying them against liabilities arising from service in their respective capacities to Volcano. We maintain directors’ and officers’ insurance policies that may limit our exposure to such liabilities. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

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

Novelis Acquisition

In connection with our May 2008 acquisition of Novelis (see Note 2 “Acquisitions”), we may make an additional cash payment of $3.0 million based on the achievement of a specific regulatory milestone. This amount was accrued during the fourth quarter of 2009 as payment was deemed probable.

5. Stockholders’ Equity

Stock Benefit Plans

Our 2005 Amended and Restated Equity Compensation Plan (“2005 Amended Plan”) provides for an aggregate of 13,712,558 shares of our common stock that may be issued or transferred to our employees, non-employee directors and consultants. Commencing July 29, 2009, the number of shares of common stock available for issuance under the 2005 Amended Plan are reduced by one share for each share of stock issued pursuant to a stock option or a stock appreciation right and one and sixty-three hundredths (1.63) shares for each share of common stock issued pursuant to a restricted stock award, restricted stock unit (“RSU”) award, performance stock award or other stock award. Shares net exercised or retained to cover a participant’s minimum tax withholding obligations do not again become available for issuance under the 2005 Amended Plan.

At June 30, 2010, we have granted stock options and RSUs under the 2005 Amended Plan. Stock options previously granted under the 2000 Long Term Incentive Plan that are cancelled or expire will increase the shares available for grant under the 2005 Amended Plan. In addition, employees have purchased shares of the Company’s common stock under the 2007 Employee Stock Purchase Plan (the “Purchase Plan”). At June 30, 2010, 2,864,554 shares and 670,523 shares remained available to grant under the 2005 Amended Plan and the Purchase Plan, respectively.

VOLCANO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

Stock Option Activity

Stock option activity for the six months ended June 30, 2010 is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	5,513,458	$11.25
Granted	783,090	19.21
Exercised	(953,616)	7.41
Forfeited or expired	(264,563)	15.79

Outstanding and exercisable at June 30, 2010	5,078,369	12.96	4.6	$45,031

Vested and expected to vest at June 30, 2010	4,931,152	12.86	4.6	44,222

The total intrinsic value of stock options exercised during the three months ended June 30, 2010 and 2009 and six months ended June 30, 2010 and 2009 was $6.8 million, $1.6 million, $14.2 million, and $4.6 million, respectively, which represents the difference between the exercise price of the stock option and the fair value of our common stock on the dates the stock options were exercised.

Non-vested stock option activity for the six months ended June 30, 2010 is as follows:

	Non-vested Stock Options	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2009	1,879,243	$6.64
Granted	783,090	7.71
Vested	(544,296)	7.03
Forfeited or expired	(256,105)	4.27

Outstanding at June 30, 2010	1,861,932	6.85

The weighted-average grant date fair value of stock options granted during the three months ended June 30, 2010 and 2009 and six months ended June 30, 2010 and 2009 was $9.73, $5.66, $8.03, and $5.82, respectively.

VOLCANO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

Restricted Stock Unit Activity

RSU activity for the six months ended June 30, 2010 is as follows:

Restricted Stock Units
Outstanding at December 31, 2009	733,898
Granted	324,700
Vested	(203,744)
Forfeited or expired	(108,997)

Outstanding at June 30, 2010	745,857

These time-vested RSUs entitle the holder to shares of common stock as the units vest in equal annual installments over a four-year period. The weighted-average grant-date fair value of each RSU granted during the six months ended June 30, 2010 and 2009 was $19.07 and $13.69, respectively. No RSUs were granted during the three months ended June 30, 2010 and 2009.

During the six months ended June 30, 2010, we released 201,400 shares of common stock based on the vesting terms of certain RSU agreements.

Employee Stock Purchase Plan Activity

The Purchase Plan provides eligible employees the opportunity to purchase shares of the Company’s common stock at the lower of up to 85% of the fair market value on the first or last day of the applicable offering period, by having withheld from their salary an amount up to 15% of their compensation, without paying brokerage fees or commissions on purchases. Our Purchase Plan is deemed to be compensatory, therefore Purchase Plan expense has been included in our consolidated statements of operations for the three and six months ended June 30, 2010 and 2009. We pay for the administrative expenses of the Purchase Plan. No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year, nor purchase more than 750 shares in any six-month purchase period.

Commencing January 1, 2008, common stock reserved for issuance under the Purchase Plan automatically increases by the lesser of 1 1/2% of our outstanding common stock or 600,000 shares on the first day of January of each year. In November 2009, the Board of Directors exercised its right not to increase the number of shares of common stock available for issuance under the Purchase Plan that was scheduled to occur on January 1, 2010. As a result, at June 30, 2010, the number of shares of common stock reserved for issuance under the Purchase Plan remained at 1,100,000 shares.

During the six months ended June 30, 2010 and 2009, 103,141 and 78,462 shares, respectively, were purchased at a per share price of $11.96 and $12.72, respectively.

Fair Value Assumptions

The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing (the “Black-Scholes”) model utilizing the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Risk-free interest rate	2.6%	1.9%	2.4%	1.9%
Expected life (years)	4.5	4.6	4.6	5.0
Estimated volatility	46.5%	47.1%	47.0%	45.9%
Expected dividends	None	None	None	None

The risk-free interest rate for periods within the contractual life of the stock option is based on the implied yield available on U.S. Treasury constant maturity securities with the same or substantially equivalent remaining terms at the time of grant.

Since January 1, 2008, we have used our historical stock option exercise experience to estimate the expected term of our stock options.

VOLCANO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

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

The fair value of each purchase option under the Purchase Plan is estimated at the beginning of each purchase period using the Black-Scholes model utilizing the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Risk-free interest rate	0.2%	0.5%	0.2%	1.0%
Expected life (years)	0.5	0.5	0.5	0.5
Estimated volatility	32.6%	77.1%	36.6%	67.1%
Expected dividends	None	None	None	None
Fair value of purchase right	$5.10	$4.99	$4.69	$5.08

The computation of the expected volatility assumption used in the Black-Scholes model for purchase rights is based on the trading history of our common stock. The expected life assumption is based on the six-month term of each offering period. The risk-free interest rate is based on U.S. Treasury constant maturity securities with the same or substantially equivalent remaining term in effect at the beginning of the offering period. We use a zero value for the expected dividend value factor since we have not declared any dividends in the past and we do not anticipate declaring any dividends in the foreseeable future.

We estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rates in the three and six months ended June 30, 2010 and 2009 are based on our historical forfeiture experience.

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense included in our consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenues	$198	$174	$401	$385
Selling, general and administrative	2,522	2,308	5,060	4,388
Research and development	388	368	730	792

	$3,108	$2,850	$6,191	$5,565

Included in our stock-based compensation expense is $166,000, $49,000, $325,000, and $103,000 of stock-based compensation expense related to non-employees in the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009, respectively. In addition, $215,000, $266,000, $428,000, and $432,000 of stock-based compensation expense related to the Purchase Plan was recorded in the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010 and December 31, 2009, there was $239,000 and $265,000, respectively, of total stock-based compensation cost capitalized in inventories.

At June 30, 2010, there was $12.4 million, $12.0 million and $146,000 of total unrecognized compensation cost for stock options, RSUs and the Purchase Plan, respectively, which is expected to be recognized over weighted average terms of 2.6 years, 2.9 years and 0.2 years, respectively.

VOLCANO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

Accumulated Other Comprehensive Loss

The following table summarizes the components of our accumulated other comprehensive loss (in thousands):

	June 30, 2010	December 31, 2009
Net unrealized loss on available-for-sale investments	$(14)	$(6)
Accumulated foreign currency translation adjustments	(3,515)	(4,073)

	$(3,529)	$(4,079)

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

The following table sets forth our revenues by segment and product expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2010	2009	2009 to 2010	2010	2009	2009 to 2010
Medical segment:
Consoles	$10,796	$9,317	15.9%	$19,456	$17,813	9.2%
Single-procedure disposables:
IVUS	40,931	31,808	28.7	79,481	60,352	31.7
FM	10,752	7,209	49.1	21,304	13,469	58.2
Other	4,317	2,089	106.7	7,995	4,370	83.0

Sub-total medical segment	66,796	50,423	32.5	128,236	96,004	33.6
Industrial segment	6,656	3,619	83.9	11,788	6,997	68.5

	$73,452	$54,042	35.9	$140,024	$103,001	35.9

VOLCANO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

The following table sets forth our revenues by geography expressed as dollar amounts (in thousands) and the changes in revenues in the specified periods expressed as percentages:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2010	2009	2009 to 2010	2010	2009	2009 to 2010
Revenues (1):
United States	$33,948	$26,641	27.4%	$62,904	$50,851	23.7%
Japan	18,623	11,776	58.1	36,720	23,460	56.5
Europe, the Middle East and Africa	15,016	11,738	27.9	29,123	21,374	36.3
Rest of world	5,865	3,887	50.9	11,277	7,316	54.1

	$73,452	$54,042	35.9	$140,024	$103,001	35.9

(1)	Revenues are attributed to geographies based on the location of the customer, except for shipments to original equipment manufacturers, which are attributed to the country of the origin of the equipment distributed.

At June 30, 2010, approximately 60% of our property, plant, and equipment, net are located in the U.S., approximately 33% are located in Japan, and less than 10% are located in our remaining geographies.

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

Our effective tax rate is a blended rate resulting from the composition of taxable income or loss in the various global jurisdictions in which we conduct business. Our effective tax rate excludes those jurisdictions that both continue to maintain full valuation allowances and for which we project no current year tax liabilities. We record a full valuation allowance against our deferred tax assets in the jurisdictions where we continue to incur net operating losses.

For the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009 we recorded a provision for income taxes of approximately $253,000, $518,000, $628,000, and $712,000, respectively.

We apply the “with and without method — direct effects only”, prescribed under FASB ASC 740, Income Taxes, with respect to recognition of stock option excess tax benefits within stockholders’ equity (paid in capital). Therefore, the aforementioned provision for income tax is determined utilizing projected federal and state taxable income before the application of deductible excess tax benefits attributable to stock option exercises.

8. Subsequent Events

On August 5, 2010, we acquired all of the outstanding equity interests in Fluid Medical, Inc. (“Fluid”), a privately-held company, which is engaged in the development of imaging technology for use in various structural heart applications, including, but not limited to, mitral valve repair. The purchase price of approximately $4.2 million in cash excludes transaction costs which have not yet been finalized. We will not assume any of Fluid’s debts in relation to this transaction.

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

We have corporate infrastructure in the U.S., Europe and Japan; direct sales capabilities in the U.S.; and a combination of direct sales capabilities and distribution relationships in our primary international markets, including Japan, Europe, the Middle East, Canada, Asia Pacific and Latin America. Our corporate office is located in San Diego, California. Our worldwide manufacturing and research and development operations are located in Rancho Cordova, California. We also have additional research and development facilities in Cleveland, Ohio, Forsyth County, Georgia and San Diego, California. We have sales offices in Alpharetta, Georgia and Tokyo, Japan; sales and distribution offices in Zaventem, Belgium and Woodmead, South Africa; and third-party distribution facilities in Chiba, Japan and Tokyo, Japan. In addition, we have facilities in Billerica, Massachusetts for the manufacturing and operations of Axsun Technologies, Inc., or Axsun, our wholly owned subsidiary, and the research and development of OCT and FL.IVUS technology. During the first half of 2010, we completed our restructuring plan to close our facility in San Antonio, Texas and consolidated our OCT resources into our Billerica, Massachusetts facility. For details, see Note 3 to our unaudited consolidated financial statements, “Financial Statement Details – Restructuring Activity.”

We have focused on building our domestic and international sales and marketing infrastructure to market our products to physicians and technicians who perform PCI procedures in hospitals and to other personnel who make purchasing decisions on behalf of hospitals. At June 30, 2010, we had approximately 1,036 employees worldwide, including approximately 433 manufacturing employees, 285 sales and marketing employees and 129 research and development employees. We sell our products directly to customers in certain European markets and utilize distributors in other European markets, including Spain, Portugal and parts of Italy. Beginning in the third quarter of 2009, we primarily sell our products directly to customers in Japan. We also have direct contractual relationships with Fukuda Denshi Co., Ltd., or Fukuda, and Johnson & Johnson K.K., Cordis Division, or Johnson & Johnson, through which our IVUS products are distributed in Japan. In certain markets, including the major markets of Asia Pacific, Latin America, Europe, Australia, Africa and the Middle East, we have distributor relationships through which we sell our products. Our distributors are involved in product launch planning, education and training, physician support and clinical trial management.

In the six months ended June 30, 2010 and 2009, 42.8% and 35.4%, respectively, of our revenues and 23.2% and 20.5%, respectively, of our operating expenses were denominated in various non-U.S. dollar currencies, primarily the euro and the yen. We expect that a significant portion of our revenue and operating expenses will continue to be denominated in non-U.S. dollar currencies. As a result, we are subject to risks related to fluctuations in foreign currency exchange rates, which could affect our operating results in the future.

At June 30, 2010, we had a worldwide installed base of over 5,400 consoles. We intend to grow and leverage this installed base to drive recurring sales of our single-procedure disposable catheters and guide wires. In the six months ended June 30, 2010, the sale of our single-procedure disposable catheters and guide wires accounted for $100.8 million, or 72.0% of our revenues, a $27.0 million, or 36.5% increase from the same period in 2009, in which the sale of our single-procedure disposable catheters and guide wires accounted for $73.8 million, or 71.7% of our revenues.

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

On May 15, 2008, we acquired Novelis, Inc., or Novelis, a company with proprietary ultrasonic visualization and therapy technology for minimally invasive diagnostic and therapeutic devices. Our acquisition of Novelis’ proprietary FL.IVUS technology platform is expected to help us build upon our existing suite of products and further enhance our position as an imaging technology leader in the field of interventional medicine by developing FL.IVUS and associated therapies in the interventional cardiology market. We expect to add these products and capabilities onto our s5 family of imaging products.

On December 24, 2008, we acquired Axsun Technologies, Inc., or Axsun, a company that develops and manufactures optical monitors for telecommunications, lasers and optical engines used in medical OCT imaging systems and advanced photonic components and sub-systems used in spectroscopy and other industrial applications. We believe Axsun’s proprietary OCT technology will provide us competitive advantages in the invasive imaging sector. In connection with the Axsun acquisition, we and Axsun were sued by LightLab Imaging, Inc., or LightLab. LightLab was a wholly owned subsidiary of Goodman Company, Ltd., or Goodman, which was a distributor of our IVUS and FM products in Japan until that relationship was terminated in July 2009. LightLab was acquired by St. Jude Medical, Inc., or St. Jude, on July 6, 2010. LightLab develops and sells OCT products for cardiovascular imaging and other medical uses. For details related to the litigation, see Note 4 to our unaudited consolidated financial statements, “Commitments and Contingencies – Litigation.”

Economic conditions have been depressed in many countries and regions, including without limitation the U.S., Japan, Europe, Middle East and Africa, where we have generated most of our revenues. These conditions may remain depressed for the foreseeable future. If our customers do not obtain or do not have access to the necessary capital to operate their businesses, or are otherwise adversely affected by the depressed national and worldwide economic conditions, including governments’ ability to meet their debt obligations, this could result in reductions in the sales of our products, longer sales cycles and slower adoption of new technologies by our customers, which would materially and adversely affect our business. In addition, our customers’ and suppliers’ liquidity, capital resources and credit may be adversely affected by the current financial and credit crisis, which could adversely affect our ability to collect on our outstanding invoices and lengthen our collection cycles, or limit our timely access to important sources of raw materials necessary for the manufacture of our consoles and catheters. There can be no assurances that government responses to the disruptions in the financial or credit markets will improve the national and worldwide economic conditions in the near term.

Financial Operations Overview

The following is a description of the primary components of our revenues and expenses.

Revenues. We derive our revenues from two reporting segments: medical and industrial (formerly referred to as “telecommunications” or “telecom”). Our medical segment represents our core business, in which we derive revenues primarily from the sale of our consoles and single-procedure disposables. Our industrial segment derives revenues related to the sales of Axsun’s micro-optical spectrometers and optical channel monitors to telecommunication and other industrial companies. In the six months ended June 30, 2010, we generated $140.0 million of revenues which is composed of $128.2 million from our medical segment and $11.8 million from our industrial segment. In the six months ended June 30, 2010, 15.2% of our medical segment revenues were derived from the sale of our consoles, as compared with 18.6% in the six months ended June 30, 2009. In the six months ended June 30, 2010, IVUS single-procedure disposables accounted for 62.0% of our medical segment revenues, compared to 62.9% during the same period in 2009, while in the six months ended June 30, 2010, 16.6% of our medical segment revenues were derived from the sale of our FM single-procedure disposables, as compared with 14.0% in the six months ended June 30, 2009. Other revenues consist primarily of service and maintenance revenues, rental revenues, shipping and handling revenues, sales of distributed products, spare parts sales, and license fees.

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

In December 2007, we acquired the OCT project in connection with our acquisition of CardioSpectra, which was valued at $26.3 million. In-vivo testing and regulatory approval remained to be completed as of the acquisition date at an estimated cost of $7.2 million. In December 2009, we achieved a milestone specified in the CardioSpectra merger agreement related to the receipt of CE mark regulatory approval and $11.0 million became payable by us to the former stockholders of CardioSpectra. This amount was recorded as IPR&D expense in the year ended December 31, 2009. Although we have received CE mark approval for a preliminary version of our OCT product, this version is not intended to be commercialized. We believe there is substantial incremental effort and costs that must be incurred to complete a product that is suitable for commercialization and there is significant risk that a commercializable product may not result from our efforts. As of June 30, 2010, we estimate that we will incur $5.4 million of additional costs in order to complete the OCT project for a total of approximately $15.4 million. The OCT project was originally expected to be commercialized by late 2008; however, it was at an earlier stage of development than our initial assessment indicated. As of June 30, 2010, commercialization is not expected until early 2011. Additional milestone payments of up to $27.0 million may be paid to the former stockholders of CardioSpectra in connection with successful and timely regulatory approvals and commercialization.

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

In May 2008, we acquired the FL.IVUS project in connection with our acquisition of Novelis, which was valued at $12.2 million. In-vivo testing and regulatory approval protocols remained to be completed for the FL.IVUS project as of the acquisition date, at an estimated cost of $3.9 million. In December 2009, we recorded $3.0 million of additional IPR&D expense related to the probable achievement of regulatory approval for the FL.IVUS project. This represents a contractual milestone payment to be made to the former stockholders of Novelis. We expect to receive this regulatory approval in the second half of 2010. However, we believe there is significant incremental effort and costs that must be incurred to complete a product that is suitable for commercialization subsequent to the receipt of this approval. As of June 30, 2010, we estimate that we will incur $2.3 million of additional costs in order to commercialize the first product using FL.IVUS for a total of $8.2 million. We originally expected the FL.IVUS project to receive regulatory approvals and be commercialized during 2009. As of June 30, 2010, the project was behind schedule by more than one year.

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

In November 2008, we acquired an IPR&D project in connection with our acquisition of Impact Medical Technologies, LLC, valued at approximately $300,000.

The following table summarizes our significant IPR&D projects (in millions):

Project Name	Fair Value	Estimated Cost to Complete, as of Acquisition Date	Costs Incurred Since Acquisition	Estimated Cost to Complete, as of June 30, 2010	Total Estimated Costs to Complete since Acquisition Date
OCT	$26.3	$7.2	$10.0	$5.4	$15.4
FL.IVUS	12.2	3.9	5.9	2.3	8.2

Interest Income. Interest income is comprised of interest income earned from our cash and cash equivalents and, short-term and long-term available-for-sale investments.

Interest Expense. Interest expense is comprised primarily of interest expense related to our capital lease obligations.

Exchange Rate (Loss) Gain. Exchange rate (loss) gain is comprised of foreign currency transaction and remeasurement gains and losses, net, and the effect of changes in value and net settlements of our foreign exchange forward contracts.

Provision for Income Taxes. Our effective tax rate is a blended rate resulting from the composition of taxable income or loss in the various global jurisdictions in which we conduct business. Our effective tax rate excludes those jurisdictions that both continue to maintain full valuation allowances and project no current year tax liabilities. We record a full valuation allowance against our deferred tax assets in the jurisdictions where we continue to incur net operating losses. We apply the “with and without method — direct effects only”, prescribed under FASB ASC 740, Income Taxes, with respect to recognition of stock option excess tax benefits within stockholders equity (paid in capital). Therefore, provision for income tax is determined utilizing projected federal and state taxable income before the application of deductible excess tax benefits attributable to stock option exercises.

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three and six months ended June 30, 2010 and 2009, presented in both absolute dollars (in thousands) and as a percentage of revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
Revenues	$73,452	100.0%	$54,042	100.0%	$140,024	100.0%	$103,001	100.0%
Cost of revenues, excluding amortization of intangibles	27,093	36.9	22,486	41.6	53,731	38.4	43,135	41.9

Gross profit	46,359	63.1	31,556	58.4	86,293	61.6	59,866	58.1
Operating expenses:
Selling, general and administrative	30,082	41.0	26,453	48.9	63,161	45.1	51,533	50.0
Research and development	9,594	13.1	9,866	18.3	19,452	13.9	18,635	18.1
Amortization of intangibles	621	0.8	1,053	1.9	1,194	0.9	2,105	2.1
In-process research and development	33	—	—	—	65	—	—	—

Total operating expenses	40,330	54.9	37,372	69.1	83,872	59.9	72,273	70.2

Operating income (loss)	6,029	8.2	(5,816)	(10.7)	2,421	1.7	(12,407)	(12.1)
Interest income	83	0.1	197	0.4	168	0.1	498	0.5
Interest expense	(11)	—	(1)	—	(18)	—	(3)	—
Exchange rate (loss) gain	(423)	(0.6)	871	1.6	(544)	(0.4)	(257)	(0.2)
Other, net	(9)	—	—	—	(19)	—	—	—

Income (loss) before provision for income taxes	5,669	7.7	(4,749)	(8.7)	2,008	1.4	(12,169)	(11.8)
Provision for income taxes	253	0.3	518	1.0	628	0.4	712	0.7

Net income (loss)	$5,416	7.4%	$(5,267)	(9.7)%	$1,380	1.0%	$(12,881)	(12.5)%

The following table sets forth our revenues by product expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2010	2009	2009 to 2010	2010	2009	2009 to 2010
Medical segment:
Consoles	$10,796	$9,317	15.9%	$19,456	$17,813	9.2%
Single-procedure disposables:
IVUS	40,931	31,808	28.7	79,481	60,352	31.7
FM	10,752	7,209	49.1	21,304	13,469	58.2
Other	4,317	2,089	106.7	7,995	4,370	83.0

Sub-total medical segment	66,796	50,423	32.5	128,236	96,004	33.6
Industrial segment	6,656	3,619	83.9	11,788	6,997	68.5

	$73,452	$54,042	35.9	$140,024	$103,001	35.9

The following table sets forth our revenues by geography expressed as dollar amounts (in thousands) and the changes in revenues in the specified periods expressed as percentages:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2010	2009	2009 to 2010	2010	2009	2009 to 2010
Revenues (1):
United States	$33,948	$26,641	27.4%	$62,904	$50,851	23.7%
Japan	18,623	11,776	58.1	36,720	23,460	56.5
Europe, the Middle East and Africa	15,016	11,738	27.9	29,123	21,374	36.3
Rest of world	5,865	3,887	50.9	11,277	7,316	54.1

	$73,452	$54,042	35.9	$140,024	$103,001	35.9

(1)	Revenues are attributed to geographies based on the location of the customer, except for shipments by original equipment manufacturers, which are attributed to the country of the origin of the equipment distributed.

Comparison of Three Months Ended June 30, 2010 and 2009

Revenues. Revenues increased $19.4 million, or 35.9%, to $73.5 million in the three months ended June 30, 2010, as compared to revenues of $54.0 million in the three months ended June 30, 2009. In the three months ended June 30, 2010, revenues related to IVUS single-procedure disposables increased $9.1 million, or 28.7%, as compared to the three months ended June 30, 2009. Revenues related to console sales in the three months ended June 2010 increased $1.5 million, or 15.9%, primarily resulting from increased console sales. Overall, our revenue increases were driven by increased demand for our disposables, as well as higher revenues resulting from our direct sales efforts in Japan. Additionally, the increases in FM disposable revenues were primarily due to the broader availability of FFR technology as this functionality has been incorporated into our multi-modality console, in conjunction with an increased adoption of the technology based on clinical study data. Industrial segment revenues were $6.7 million in the three months ended June 30, 2010 as compared to $3.6 million in the same period last year, resulting from higher sales to our international telecommunications customers. Other revenues increased $2.2 million, primarily due to higher sales of third party products and higher service contract and rental revenues. Increases in revenues were realized across all our key geographic markets.

Cost of Revenues. Cost of revenues increased $4.6 million, or 20.5%, to $27.1 million, or 36.9% of revenues in the three months ended June 30, 2010, from $22.5 million, or 41.6% of revenues in the three months ended June 30, 2009. The increase in the cost of revenues was primarily due to higher sales volume. Gross margin was 63.1% of revenues in the three months ended June 30, 2010, increasing from 58.4% of revenues in the three months ended June 30, 2009. This favorable gross margin was primarily the result of increased overhead recovery rates due to higher volumes, favorable pricing impact from our transition to the direct sales model in Japan, as well as a decrease in the production costs of IVUS and FM disposable products due to ongoing cost reduction initiatives and lower warranty related costs.

Selling, General and Administrative. Selling, general and administrative expenses increased $3.6 million, or 13.7%, to $30.1 million, or 41.0% of revenues in the three months ended June 30, 2010, as compared to $26.5 million, or 48.9% of revenues in the three months ended June 30, 2009. The increase in the three months ended June 30, 2010 as compared with the three months ended June 30, 2009 was primarily due to continued growth in our Japan operation to support our direct sales efforts there, legal expenses related to the LightLab litigation and increased headcount resulting from the expansion of our U.S. and Europe sales organizations.

Research and Development. Research and development expenses decreased $272,000, or 2.8%, to $9.6 million, or 13.1% of revenues in the three months ended June 30, 2010, as compared to $9.9 million, or 18.3% of revenues in the three months ended June 30, 2009. The decrease in research and development expenses in the three months ended June 30, 2010 as compared with the three months ended June 30, 2009 was primarily due to the timing of spending on various product development projects.

In-process research and development. We recorded $33,000 of IPR&D expenses in the three months ended June 30, 2010 related to the milestone achieved under the OCT program. There were no IPR&D expenses in the three months ended June 30, 2009.

Amortization of Intangibles. Amortization expense decreased to $621,000, or 0.8% of revenues in the three months ended June 30, 2010, as compared to $1.1 million, or 1.9% of revenues in the three months ended June 30, 2009. The decrease is primarily related to developed technology that we originally acquired from Jomed, NV that was fully amortized as of December 2009.

Interest Income. Interest income decreased to $83,000, or 0.1% of revenues in the three months ended June 30, 2010, as compared to $197,000, or 0.4% of revenues in the three months ended June 30, 2009. The decrease was primarily due to a decrease in the weighted-average interest rate earned on our investments.

Exchange Rate (Loss) Gain. Exchange rate loss for the three months ended June 30, 2010 was $423,000, as compared to an exchange rate gain of $871,000 in the three months ended June 30, 2009. The exchange rate loss for the three months ended June 30, 2010, primarily related to the strengthening of the U.S. dollar against the euro and its impact on our intercompany receivable balances. The exchange rate gain for the three months ended June 30, 2009 primarily related to the weakening U.S. dollar compared to the yen and the related effect on the valuation of yen based monetary assets and liabilities held by Volcano Japan. In October 2009, approximately $23.4 million of intercompany receivable amounts owed to Volcano Corporation from Volcano Japan were converted to long-term investment, resulting in a decrease in the amount of yen-based receivables being marked to market. In addition, during the three months ended June 30, 2010, we mitigated the effects of exchange rate changes to our intercompany receivable balances through our hedging practices.

Provision for Income Taxes. Provision for income taxes for the three months ended June 30, 2010 was $253,000, compared to a provision of $518,000 for the three months ended June 30, 2009. Stock option excess tax benefits of $176,000 were credited to additional paid-in-capital through June 30, 2010.

Comparison of Six Months Ended June 30, 2010 and 2009

Revenues. Revenues increased $37.0 million, or 35.9%, to $140.0 million in the six months ended June 30, 2010, as compared to revenues of $103.0 million in the six months ended June 30, 2009. In the six months ended June 30, 2010, revenues related to IVUS single-procedure disposables increased $19.1 million, or 31.7%, as compared to the six months ended June 30, 2009. Revenues related to console sales in the six months ended June 2010 increased 9.2% as compared to the same period last year, based on an increase in console unit sales. Overall, our revenue increases were driven by increased demand for our disposables, as well as higher revenues resulting from our direct sales efforts in Japan. Additionally, the increases in FM disposable revenues were primarily due to the broader availability of FFR technology as this functionality has been incorporated into our multi-modality console, in conjunction with an increased adoption of the technology based on clinical study data. Industrial segment revenues were $11.8 million in the six months ended June 30, 2010 as compared to $7.0 million in the same period last year, resulting from higher sales to our international telecommunications customers. Other revenues increased $3.6 million, primarily due to higher sales of third party products and higher service contract and rental revenues. Increases in revenues were realized across all our key geographic markets.

Cost of Revenues. Cost of revenues increased $10.6 million, or 24.6%, to $53.7 million, or 38.4% of revenues in the six months ended June 30, 2010, from $43.1 million, or 41.9% of revenues in the six months ended June 30, 2009. The increase in the cost of revenues was primarily due to higher sales volume. Gross margin was 61.6% of revenues in the six months ended June 30, 2010, increasing from 58.1% of revenues in the six months ended June 30, 2009. This favorable gross margin was primarily the result of favorable pricing on our IVUS and FM disposable products, favorable pricing impact from our transition to the direct sales model in Japan, and a decrease in the production costs of IVUS and FM disposable products due to ongoing cost reduction initiatives and lower warranty related costs.

Selling, General and Administrative. Selling, general and administrative expenses increased $11.6 million, or 22.6%, to $63.2 million, or 45.1% of revenues in the six months ended June 30, 2010, as compared to $51.5 million, or 50.0% of revenues in the six months ended June 30, 2009. The increase in the six months ended June 30, 2010 as compared with the six months ended June 30, 2009 was primarily due to continued growth in our Japan operation to support our direct sales efforts there, legal expenses related to the LightLab litigation, increased headcount resulting from the expansion of our U.S. and Europe sales organizations, increased infrastructure expenses to support company growth, higher stock-based compensation expense, severance payments related to the resignation of two senior executives, and restructuring costs for the closure of our San Antonio facility.

Research and Development. Research and development expenses increased $817,000, or 4.4%, to $19.5 million, or 13.9% of revenues in the six months ended June 30, 2010, as compared to $18.6 million, or 18.1% of revenues in the six months ended June 30, 2009. The increase in research and development expenses in the six months ended June 30, 2010 as compared with the six months ended June 30, 2009 was primarily due to increased spending on various product development projects and increased clinical and regulatory expenses.

In-process research and development. We recorded $65,000 of IPR&D expenses in the six months ended June 30, 2010 related to the milestone achieved under the OCT program. There were no IPR&D expenses in the six months ended June 30, 2009.

Amortization of Intangibles. Amortization expense decreased to $1.2 million, or 0.9% of revenues in the six months ended June 30, 2010, as compared to $2.1 million, or 2.0% of revenues in the six months ended June 30, 2009. The decrease is primarily related to developed technology that we originally acquired from Jomed, NV that was fully amortized as of December 2009.

Interest Income. Interest income decreased to $168,000, or 0.1% of revenues in the six months ended June 30, 2010, as compared to $498,000, or 0.5% of revenues in the six months ended June 30, 2009. The decrease was primarily due to a decrease in the weighted-average interest rate earned on our investments.

Exchange Rate Loss. Exchange rate loss for the six months ended June 30, 2010 was $544,000, as compared to a loss of $257,000 in the six months ended June 30, 2009. The exchange rate loss for the six months ended June 30, 2010 primarily related to the strengthening of the U.S. dollar against the euro and its impact on our intercompany receivable balances, while the loss in the six months ended June 30, 2009 primarily related to the strengthening of the U.S. dollar compared to the yen and the related effect on the valuation of yen based monetary assets and liabilities held by Volcano Japan.

Provision for Income Taxes. Provision for income taxes for the six months ended June 30, 2010 was $628,000, compared to a provision of $712,000 for the six months ended June 30, 2009. Stock option excess tax benefits of $176,000 were credited to additional paid-in-capital through June 30, 2010.

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

At June 30, 2010, our cash and cash equivalents and available-for-sale investments totaled $131.4 million. We invest our excess funds primarily in short-term securities issued by corporations, banks, the U.S. government, municipalities, financial holding companies and in money market funds comprised of U.S. Treasury and agency securities. We do not hold securities backed by mortgages.

At June 30, 2010, our accumulated deficit was $131.9 million. Since inception, we have generated significant operating losses and as a result we have not generated sufficient cash flow to fund our operations and the growth in our business. Accordingly, prior to our initial public offering, we financed our operations and acquisitions primarily through the issuances of $62.5 million of preferred stock, $20.0 million of senior subordinated notes and $7.0 million of term loans. These issuances of equity and debt were supplemented with borrowings from a revolving credit facility and equipment financing arrangements. The issuances of our senior subordinated notes, term loans and revolving credit facility included warrants to purchase our common stock or Series B preferred stock, which automatically converted into warrants to purchase common stock upon the completion of our initial public offering.

Cash Flows

Cash Flows from Operating Activities. Cash provided by operating activities of $10.5 million for the six months ended June 30, 2010 reflected our net income of $1.4 million, increased by adjustments for non-cash expenses, consisting primarily of $8.8 million of depreciation and amortization, and $6.2 million of stock-based compensation expense. The change was also impacted by changes in working capital items, including increases in accounts receivable of $1.7 million due to increased sales, increased inventories of $1.5 million, decreases in accrued expenses and other liabilities of $2.1 million, and a decrease in accrued compensation of $907,000.

Cash Flows from Investing Activities. Cash used by investing activities was $25.6 million in the six months ended June 30, 2010, consisting primarily of $48.7 million used to purchase short-term available-for-sale investments, $8.4 million used for capital expenditures, as well as $2.1 million used for acquisition of intangible assets, $1.1 million payments for foreign currency exchange forward contracts, and $596,000 cash paid related to milestone payments, partially offset by $33.9 million resulting from the sale or maturity of short-term available-for-sale investments and $1.4 million proceeds from foreign currency exchange contracts.

Cash Flows from Financing Activities. Cash provided by financing activities was $8.4 million in the six months ended June 30, 2010, resulting primarily from proceeds of $7.1 million from the exercise of common stock options and $1.2 million from the issuance of stock under our employee stock purchase plan. While we are not able to predict cash proceeds from future stock option exercises, we do not anticipate similar proceeds for the remainder of the year.

Future Liquidity Needs

At June 30, 2010, we believe our current cash and cash equivalents and our short-term available-for-sale investments will be sufficient to fund working capital requirements, capital expenditures, and operations for at least the next twelve months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future. At the present time, we have no material commitments for capital expenditures.

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

Our ability to fund our longer-term cash needs is subject to various risks, many of which are beyond our control—See Part II, Item 1A—”Risk Factors” set forth in this document and our annual report on Form 10-K for the fiscal year ended December 31, 2009. Should we require additional funding, such as additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities. We cannot assure that such funding will be available in needed quantities or on terms favorable to us, if at all.

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

We prospectively adopted ASU 2009-13 and ASU 2009-14 on January 1, 2010. We have applied ASU 2009-13 to our revenue arrangements containing multiple deliverables that were entered into or significantly modified on or after January 1, 2010. These deliverables can consist of consoles, options for the console, single-procedure disposable products, service and maintenance agreements, biomedical equipment education and exchange rights for alternative platforms of our product functionality. As a result of adopting ASU 2009-13, we have identified additional separate units of accounting related to options for our consoles, biomedical equipment education and exchange rights for alternative platforms of our product functionality. We allocate arrangement consideration based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or our estimate of selling price when fair value is not available for a given unit of accounting. Significant inputs in our estimates of the selling price of separate units of accounting include market and pricing trends, a customer’s geographic location and the expected gross margins by product line. Prior to the adoption of ASU 2009-13, we used the residual method to allocate the arrangement consideration when we had not established fair value of delivered items and deferred all arrangement consideration when fair value was not available for undelivered items. Typically, we complete all obligations under an arrangement with multiple deliverables within one year.

The adoption of ASU 2009-13 did not have a material impact on our consolidated financial position or results of operations as of and for the three and six month periods ending June 30, 2010. As a result of adopting ASU 2009-13, we recognized additional revenues in the three and six months ended June 30, 2010 of $468,000 and $745,000, respectively. Had we adopted ASU 2009-13 on January 1, 2009, we would have recognized additional revenues in the three and six months ended June 30, 2009 of $193,000 and $381,000, respectively.

The adoption of ASU 2009-14 did not impact our consolidated financial position or results of operations.

Other than the adoption of the revenue recognition guidance detailed above, there have been no other material changes to our accounting policies during the six months ended June 30, 2010.

Off-Balance Sheet Arrangements

At June 30, 2010, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our exposure to interest rate risk at June 30, 2010 is related to the investment of our excess cash into highly liquid, short-term financial investments. We invest in cash and cash equivalents and short-term available-for-sale investments in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and obtain the best yields available consistent with the investment risk. Our investment policy specifies credit quality standards for our investments. We do not hold mortgage-backed securities. Due to the short-term nature of the majority of our investments, we have assessed that there is no material exposure to interest rate risk arising from them.

We are exposed to foreign currency risk related to our European and Japanese operations. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro and the yen, could adversely affect our financial results. During the six months ended June 30, 2010, our revenues were unfavorably impacted by the valuation of the euro and favorably impacted by the valuation of the yen, as compared to the U.S. dollar. In periods of a strengthening U.S. dollar, our results of operations including the amount of revenue that we report in future periods could be negatively impacted. Commencing October 2009, we began using foreign exchange forward contracts to manage a portion of the foreign currency exposure risk for our monetary assets and liabilities denominated in the yen and the euro. We only use derivative instruments to reduce foreign currency exchange rate risks; we do not hold any derivative financial instruments for trading or speculative purposes. We primarily use foreign exchange forward contracts to hedge foreign currency exposures, and they generally have terms of one year or less. Realized and unrealized gains or losses on the value of financial contracts used to hedge the exchange rate exposure of these monetary assets and liabilities are also included in the determination of net income, as these transactions have not been designated for hedge accounting. These contracts effectively fix the exchange rate at which these specific monetary assets and liabilities will be settled so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying monetary assets and liabilities. These contracts contain net settlement features. If we experience unfavorable changes in foreign exchange rates, we may be required to use material amounts of cash to settle the transactions which may adversely affect the operating results that we report with respect to the corresponding period.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, at June 30, 2010, our disclosure controls and procedures were effective.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 4—”Commitments and Contingencies– Litigation” of our Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this quarterly report, is incorporated herein by reference.

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

Risks Related to Our Business and Industry

We have a limited operating history, have incurred significant operating losses since inception and cannot assure you that we will sustain profitability.

We were formed in January 2000 and until 2003 were a development stage company substantially devoted to the research and development of tools designed to diagnose vulnerable plaque. In July 2003, we acquired substantially all of the assets related to the IVUS and FM product lines from Jomed, Inc. and commenced the manufacturing, sale and distribution of IVUS and FM products. We have yet to generate sufficient revenues to sustain profitability. Even if we do increase revenues, we expect our operating expenses will increase as we expand our business to meet anticipated growing demand for our products and as we devote resources to our sales, marketing and research and development activities. If we are unable to reduce our cost of revenues and our operating expenses, we may not achieve sustained profitability. Although we achieved profitability during the quarters ended June 30, 2010, December 31, 2008 and September 30, 2008, you should not rely on our operating results for any prior quarterly or annual period as an indication of our future operating performance. At June 30, 2010, we had an accumulated deficit of $131.9 million. We expect to experience quarterly fluctuations in our revenues due to the timing of capital purchases by our customers and to a lesser degree the seasonality of disposable consumption by our customers. Additionally, expenses will fluctuate as we make future investments in research and development, selling and marketing and general and administrative activities. This will cause us to experience variability in our reported earnings and losses in future periods. Failure to achieve and sustain profitability would negatively impact the market price of our common stock.

The risks inherent in our international operations may adversely impact our revenues, results of operations and financial condition.

We derive, and anticipate we will continue to derive, a significant portion of our revenues from operations in Japan and Europe. In the six months ended June 30, 2010, revenues to customers located in Japan were $36.7 million and Europe, Middle East and Africa were $29.1 million, representing approximately 26% and 21%, respectively, of our total revenues. As we expand internationally, we will need to hire, train and retain qualified personnel for our direct sales efforts, retain distributors and train their personnel in countries where language, cultural or regulatory impediments may exist. We cannot ensure that distributors, physicians, regulators or other government agencies will accept our products, services and business practices. In addition, we purchase some components on the international market. The sale and shipment of our products and services across international borders, as well as the purchase of components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions, including:

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

Our reported revenues and earnings are subject to fluctuations in currency exchange rates. Prior to October 2009 we did not engage in hedging activities with respect to our foreign currency exchange risk. Commencing October 2009, we began using foreign exchange forward contracts to manage a portion of the foreign currency exposure risk for foreign subsidiaries with monetary assets and liabilities denominated in the yen and the euro. We do not engage in foreign currency hedging arrangements for our revenues or operating expenses, and, consequently, foreign currency fluctuations may adversely affect our revenues and earnings. We cannot be assured our hedges will be effective or that the costs of the hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro and the yen, could require material amounts of cash to settle the hedge transactions or adversely affect our financial results. During the six months ended June 30, 2010, 16.6% and 26.2% of our revenues were denominated in the euro and yen, respectively, 10.2% of our operating expenses were denominated in the euro and 12.9% of our operating expenses were denominated in the yen. Historically, revenues from our Japanese operations were primarily denominated in the U.S. dollar. Due to recent and expected increases in direct sales denominated in the Japanese yen as well as the integration of our Japan operations into the local economic environment, effective July 1, 2009, we changed the functional currency of Volcano Japan to the Japanese yen. During the six months ended June 30, 2010, the U.S. dollar strengthened versus the yen. In periods of a strengthening U.S. dollar relative to the yen, our results of operations that we report in future periods could be negatively impacted.

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

Our efforts to continue our transition to a direct sales force in Japan may not be successful or may cause us to incur additional expenses and reduced revenues sooner than initially planned. If we are not successful or incur such additional expenses sooner than expected, then our business and results of operations may be materially and adversely affected.

A significant portion of our annual revenues was derived from sales to our Japanese distributors, primarily Goodman Company, Ltd. (“Goodman”) (until we terminated our relationship, as described below), Fukuda Denshi Co., Ltd. and Johnson & Johnson K.K., Cordis Division. In the six months ended June 30, 2010, we generated revenues of $9.4 million, which accounted for approximately 6.7% of our revenues, from sales to our Japanese distributors. Sales to Japanese distributors accounted for 24.3% and 11.8% of our revenues in 2008 and 2009, respectively.

On July 8, 2009, we entered into a Distributor Termination Agreement with Goodman that terminated certain agreements between us and Goodman effective August 31, 2009 and provided for the transition of the distribution, formerly handled by Goodman, of Volcano products in Japan to Volcano Japan.

As we continue to transition to a direct sales force in Japan, we may terminate additional relationships with key distributors. There is no assurance that we will be successful in completing our transition to a direct sales force in Japan and that we will be able to continue to successfully place, sell and service our products in Japan through a direct sales force or to successfully insure the growth of our direct sales force that may be needed in the event we terminate additional distributor relationships. Our challenges and potential risks in connection with expanding our direct sales force in Japan include, but are not limited to, (a) the successful retention and servicing of current distributors and customers in Japan, (b) strong market adoption of our technology in Japan, (c) the achievement of our growth and market development strategies in Japan, and (d) our ability to recruit, train and retain an expanded direct sales force in Japan. In addition, to the extent we terminate additional relationships with distributors, we may incur significant additional expenses and reduced revenues sooner than initially planned. Our efforts to successfully expand our direct sales strategy in Japan or the failure to achieve our sales objectives in Japan may adversely impact our revenues, results of operations and financial condition and negatively impact our ability to sustain and grow our business in Japan.

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

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on August 29, 2008, and incorporated herein by reference).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

4.3	Fourth Amended and Restated Investor Rights Agreement, dated February 18, 2005, by and among the Registrant and certain stockholders (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.4	Rights Agreement, by and between the Registrant and American Stock Transfer & Trust Company, dated June 20, 2006 (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

Exhibit No.	Description of Exhibit

10.2	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Agreement with deferred delivery under the Volcano Corporation 2005 Equity Compensation Plan, as amended and restated.

10.3	Director Compensation Policy, as revised by the Registrant on May 5, 2010.

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/S/ JOHN T. DAHLDORF John T. Dahldorf	Chief Financial Officer (principal financial officer, principal accounting officer and duly authorized officer)	August 5, 2010

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on August 29, 2008, and incorporated herein by reference).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

4.3	Fourth Amended and Restated Investor Rights Agreement, dated February 18, 2005, by and among the Registrant and certain stockholders (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.4	Rights Agreement, by and between the Registrant and American Stock Transfer & Trust Company, dated June 20, 2006 (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

10.2	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Agreement with deferred delivery under the Volcano Corporation 2005 Equity Compensation Plan, as amended and restated.

10.3	Director Compensation Policy, as revised by the Registrant on May 5, 2010.

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.