Form 10-Q
period 2010-09-30
Volcano Corp
filed 2010-11-05
CIK 1354217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 29, 2010
Common stock, $0.001 par value	51,096,030

VOLCANO CORPORATION

Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

Index

	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
	a. Consolidated Balance Sheets at September 30, 2010 and December 31, 2009	3
	b. Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009	4
	c. Consolidated Statement of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2010	5
	d. Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	6
	e. Notes to Unaudited Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	35
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 6.	Exhibits	41
Signatures		44

EX-1.1
EX-4.5
EX-4.6
EX-4.7
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VOLCANO CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$128,717	$56,055
Short-term available-for-sale investments	82,741	66,028
Accounts receivable, net	54,036	51,171
Inventories	39,778	37,710
Prepaid expenses and other current assets	5,973	5,892

Total current assets	311,245	216,856
Restricted cash	620	554
Long-term available-for-sale investments	22,019	—
Property and equipment, net of accumulated depreciation of $44,111 and $32,539, respectively	53,675	44,734
Intangible assets, net	16,818	11,623
Goodwill	2,487	931
Other non-current assets	3,215	2,036

Total assets	$410,079	$276,734

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,026	$13,840
Accrued compensation	12,578	14,142
Accrued expenses and other current liabilities	15,288	25,275
Deferred revenues	5,747	4,881
Current maturities of long-term debt	51	50

Total current liabilities	46,690	58,188
Convertible senior notes	90,076	—
Other long-term debt	72	110
Deferred revenues	2,364	2,376
Other	3,516	1,245

Total liabilities	142,718	61,919
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, par value of $0.001; 10,000 shares authorized; no shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, par value of $0.001; 250,000 shares authorized at September 30, 2010 and December 31, 2009; 51,046 and 48,790 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	51	49
Additional paid-in capital	396,020	352,102
Accumulated other comprehensive loss	(2,418)	(4,079)
Accumulated deficit	(126,292)	(133,257)

Total stockholders’ equity	267,361	214,815

Total liabilities and stockholders’ equity	$410,079	$276,734

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$72,886	$53,852	$212,910	$156,853
Cost of revenues, excluding amortization of intangibles	25,955	21,778	79,686	64,913

Gross profit	46,931	32,074	133,224	91,940
Operating expenses:
Selling, general and administrative	29,565	28,272	92,726	79,805
Research and development	10,185	9,181	29,637	27,816
Amortization of intangibles	627	1,058	1,821	3,163
In-process research and development	—	—	65	—

Total operating expenses	40,377	38,511	124,249	110,784

Operating income (loss)	6,554	(6,437)	8,975	(18,844)
Interest income	106	142	274	640
Interest expense	(249)	(1)	(267)	(4)
Exchange rate (loss) gain	(91)	2,419	(635)	2,162
Other, net	—	—	(19)	—

Income (loss) before provision for income taxes	6,320	(3,877)	8,328	(16,046)
Provision for income taxes	735	121	1,363	833

Net income (loss)	$5,585	$(3,998)	$6,965	$(16,879)

Net income (loss) income per share:
Basic	$0.11	$(0.08)	$0.14	$(0.35)

Diluted	$0.10	$(0.08)	$0.13	$(0.35)

Shares used in calculating net income (loss) per share:
Basic	50,810	48,506	50,339	48,293

Diluted	53,278	48,506	53,032	48,293

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2009	48,790	$49	$352,102	$(4,079)	$(133,257)	$214,815
Issuance of common stock under equity plans	1,647	1	12,723			12,724
Employee stock-based compensation cost			8,713			8,713
Non-employee stock-based compensation cost			484			484
Issuance of common stock related to acquisitions	609	1	10,468			10,469
Equity component of convertible senior notes			22,263			22,263
Call options purchased			(27,190)			(27,190)
Warrants issued			17,149			17,149
Portion of convertible bond issuance costs attributed to equity component			(868)			(868)
Tax benefit related to stock-based compensation			176			176
Comprehensive income
Net income					6,965	6,965
Foreign currency translation adjustments				1,634		1,634
Changes in net unrealized loss on available-for-sale investments				27		27

Total comprehensive income						8,626

Balance at September 30, 2010	51,046	$51	$396,020	$(2,418)	$(126,292)	$267,361

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net income (loss)	$6,965	$(16,879)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,521	11,364
Amortization of investment premium, net	489	294
Accretion of debt discount on convertible senior notes	125	—
Non-cash stock-based compensation expense	9,239	8,163
Other non-cash adjustments	364	(2,162)
Loss on disposal of long-lived assets	39	192
In-process research and development	65	—
Changes in operating assets and liabilities:
Accounts receivable	(1,538)	3,884
Inventories	(1,007)	(6,936)
Prepaid expenses and other assets	(998)	756
Accounts payable	(202)	373
Accrued compensation	(1,639)	35
Accrued expenses and other liabilities	310	44
Deferred revenues	845	133

Net cash provided (used) by operating activities	26,578	(739)

Investing activities
Purchase of short-term and long-term available-for-sale investments	(101,818)	(109,492)
Sale or maturity of short-term and long-term available-for-sale investments	63,066	77,763
Capital expenditures	(19,205)	(21,414)
Cash paid related to acquisitions, net of cash acquired	(4,200)	(613)
Cash paid for intangible assets	(2,985)	(254)
Proceeds from foreign currency exchange contracts	1,417	—
Payment for foreign currency exchange contracts	(3,684)	—

Net cash used in investing activities	(67,409)	(54,010)

Financing activities
Repayment of short-term debt	(1)	(151)
Repayment of long-term debt	(35)	(42)
Proceeds from sale of common stock under employee stock purchase plan	2,741	2,123
Proceeds from exercise of common stock options	9,983	1,780
Proceeds from issuance of convertible senior notes	115,000	—
Payment of debt issuance costs	(3,571)	—
Purchase of call options	(27,190)	—
Proceeds from issuance of warrants	17,149	—
Tax benefit related to stock-based compensation	176	—
Repurchases of common stock	—	(416)
Increases of restricted cash	(82)	(293)
Release of restricted cash	—	67

Net cash provided by financing activities	114,170	3,068
Effect of exchange rate changes on cash and cash equivalents	(677)	(756)

Net increase (decrease) in cash and cash equivalents	72,662	(52,437)
Cash and cash equivalents, beginning of period	56,055	100,949

Cash and cash equivalents, end of period	$128,717	$48,512

Supplemental disclosures of cash flow information:
Cash paid for interest	$46	$4
Cash paid for income taxes	$395	$1,873
Supplemental disclosure of non-cash investing activities:
Issuance of common stock related to milestone payment	$10,469	$—

See notes to unaudited consolidated financial statements.

VOLCANO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation and Nature of Operations

The unaudited consolidated financial statements of Volcano Corporation (“we”, “us”, “our”, “Volcano” or the “Company”) contained in this quarterly report on Form 10-Q include our financial statements and the financial statements of our wholly-owned subsidiaries: Volcano Japan Co. Ltd. (“Volcano Japan”), Volcano Europe S.A./N.V. (“Volcano Europe”), Axsun Technologies, Inc. (“Axsun”), Volcano Therapeutics South Africa (Pty) Ltd. (“Volcano South Africa”), a wholly-owned subsidiary of Volcano Europe, Volcano Netherlands Holdings, B.V. (“Volcano Netherlands”), and Volcarica, Socieded de Responsabilidad Limitada, a wholly-owned subsidiary of Volcano Netherlands.

We design, develop, manufacture and commercialize a broad suite of intravascular ultrasound (“IVUS”) and functional measurement (“FM”) products that we believe enhance the diagnosis and treatment of vascular and structural heart disease. Our products consist of consoles which have been designed to serve as a multi-modality platform for our digital and rotational IVUS catheters, fractional flow reserve (“FFR”) pressure wires and Medtronic’s Pioneer reentry device. We are developing additional offerings for integration into the platform, including forward-looking IVUS (“FL.IVUS”) catheters, image-guided therapy catheters and ultra-high resolution Optical Coherence Tomography (“OCT”) systems and catheters. Our IVUS products include single-procedure disposable digital and rotational IVUS imaging catheters and additional functionality options such as virtual histology IVUS tissue characterization and ChromaFlo stent apposition analysis. Our FM offerings include FM consoles and single-procedure disposable pressure and flow guide wires used to measure the pressure and flow characteristics of blood around plaque, enabling physicians to gauge the plaque’s physiological impact on blood flow and pressure. We also develop and manufacture optical monitors, laser and non-laser light sources, and optical engines used in OCT imaging systems as well as micro-optical spectrometers and optical channel monitors used by telecommunications and other industrial companies.

We have prepared the accompanying financial information at September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009.

In the opinion of management, the unaudited financial information at September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of our financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Concentrations of Credit Risk

During the three and nine months ended September 30, 2010 and 2009, no single customer accounted for more than 10% of our revenues, and at September 30, 2010 and December 31, 2009, no single customer accounted for more than 10% of our trade receivables.

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

In connection with the issuance of our 2.875% Convertible Senior Notes, we purchased call options from JPMorgan Chase Bank, National Association (“JPMorgan Chase”). Non-performance by JPMorgan Chase under these call options would potentially expose us to dilution of our common stock to the extent our stock price exceeds the conversion price. See Note 3 “Financial Statement Details — Convertible Debt” for additional information.

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

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is presented in accordance with FASB ASC Topic 260, Earnings per Share. Basic net income or loss per share is computed by dividing consolidated net income or loss by the weighted-average number of common shares outstanding during the period. Diluted net income or loss per share is computed by dividing consolidated net income or loss by the weighted-average number of common shares outstanding and dilutive potential common shares during the period. Our potentially dilutive shares include outstanding common stock options, restricted stock units, incremental shares issuable upon the conversion of the 2.875% Convertible Senior Notes due 2015 (“the Notes”) or exercise of the warrants relating to the Notes (See Note 3 “Financial Statement Details — Convertible Debt”). Such potentially dilutive shares are excluded when the effect would reduce net loss per share or increase net income per share. For the three and nine months ended September 30, 2010 and September 30, 2009, potentially dilutive shares totaling 444,000, 181,000, 3.7 million and 4.1 million, respectively, have not been included in the computation of diluted net loss per share, as the result would be anti-dilutive.

Diluted net income per common share does not include any incremental shares or warrants related to the Notes for the three and nine months ended September 30, 2010. Because the principal amount of the Notes will be settled in cash upon conversion, only the conversion spread relating to the Notes will be included in our calculation of diluted net income per common share. As such, the Notes will have no impact on diluted net income per common share until the price of our common stock exceeds the conversion price (initially $29.64, subject to adjustments) of the Notes. The warrants will not have an impact on diluted net income per common share until the price of our common stock exceeds the strike price of the warrants (initially $34.875, subject to adjustments). When the market price of our stock exceeds the conversion price or strike price, as applicable, we will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued upon conversion of the Notes or exercise of the warrants using the treasury stock method.

The call options to purchase our common stock, which we purchased to hedge against potential dilution upon conversion of the Notes (see Note 3 “Financial Statement Details — Convertible Debt”), are not considered for purposes of calculating the total dilutive weighted average shares outstanding, as their effect would be anti-dilutive. Upon exercise, the call options will mitigate the dilutive effect of the Notes.

The basic and diluted net income and loss per share calculations for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$5,585	$(3,998)	$6,965	$(16,879)

Weighted-average number of shares used in computing net income (loss) per share:
Basic	50,810	48,506	50,339	48,293

Diluted	53,278	48,506	53,032	48,293

Net income (loss) income per share:
Basic	$0.11	$(0.08)	$0.14	$(0.35)

Diluted	$0.10	$(0.08)	$0.13	$(0.35)

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) and ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-13 provides for two significant changes to the existing multiple-element revenue arrangements guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will generally result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated to the separately identified deliverables. ASU 2009-14 updates guidance on how entities account for revenue arrangements that contain both hardware and software elements.

We prospectively adopted ASU 2009-13 and ASU 2009-14 on January 1, 2010. We have applied ASU 2009-13 to our revenue arrangements containing multiple deliverables that were entered into or significantly modified on or after January 1, 2010. These deliverables can consist of consoles, options for the console, single-procedure disposable products, service and maintenance agreements, biomedical equipment education and exchange rights for alternative platforms of our product functionality. As a result of adopting ASU 2009-13, we have identified additional separate units of accounting related to options for our consoles, biomedical equipment education and exchange rights for alternative platforms of our product functionality. We allocate arrangement consideration based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or our estimate of selling price when fair value is not available for a given unit of accounting. Significant inputs in our estimates of the selling price of separate units of accounting include market and pricing trends, a customer’s geographic location and the expected gross margins by product line. Prior to the adoption of ASU 2009-13, we used the residual method to allocate the arrangement consideration when we had not established fair value of delivered items and deferred all arrangement consideration when fair value was not available for undelivered items. Typically, we recognize revenue for each unit of accounting upon delivery of the item and complete all obligations under an arrangement with multiple deliverables within one year.

The adoption of ASU 2009-13 did not have a material impact on our consolidated financial position or results of operations as of and for the three and nine month periods ending September 30, 2010. For example, as a result of adopting ASU 2009-13, we recognized additional revenues in the three and nine months ended September 30, 2010 of $246,000 and $991,000, respectively. Had we adopted ASU 2009-13 on January 1, 2009, we would have recognized additional revenues in the three and nine months ended September 30, 2009 of $313,000 and $689,000, respectively. The impact on net income (loss) or earnings (loss) per share would not have been material for any period presented.

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

At September 30, 2010, the in-vivo testing for the OCT program is in process. The product is expected to be commercialized in 2011.

Novelis Acquisition

On May 15, 2008, we acquired all of the outstanding equity interests in Novelis, Inc. (“Novelis”), a privately-held company, which developed proprietary ultrasonic visualization and therapy technology for minimally invasive diagnostic and therapeutic devices. The core product line of Novelis is based on FL.IVUS technology. The aggregate purchase price of $12.3 million was paid in cash and included transaction costs of $204,000. In December 2009, we recorded $3.0 million of in-process research and development expense related to the probable achievement of regulatory approval for the FL.IVUS project. This amount is recorded in “other current liabilities” on our consolidated balance sheet. This represents a contractual milestone payment to be made to the former stockholders of Novelis. We expect to receive this regulatory approval in the first half of 2011.

Axsun Acquisition

On December 24, 2008, we acquired all of the outstanding equity interests in Axsun, a privately-held company that develops and manufactures optical monitors for the telecommunications industry, laser and non-laser light sources and optical engines used in OCT imaging systems and advanced photonic components and subsystems used in spectroscopy and other industrial applications. The aggregate purchase price of $23.8 million consisted of $22.3 million paid in cash, assumed liabilities of $6.5 million, and transaction costs of $725,000, net of cash received of $5.8 million. The acquisition was accounted for as a business combination.

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

Of the $22.3 million cash consideration, two escrows totaling $2.4 million were established to indemnify us and related indemnitees for certain matters, including breaches of representations and warranties and covenants included in the merger agreement for 15 months following the closing. In April 2010 we filed a claim against this escrow in relation to the LightLab litigation. (See Note 4 “Commitments and Contingencies–Litigation” for additional background.) On July 16, 2010 an agreement was executed between us and Axsun under which $1.7 million of the non-appraisal rights escrow fund were released to us and recorded as a reduction to legal expenses.

Fluid Acquisition

On August 5, 2010, we acquired all of the outstanding equity interests in Fluid Medical, Inc. (“Fluid”), a privately-held company, which is engaged in the development of imaging technology for use in various structural heart applications, including, but not limited to, mitral valve repair. Fluid’s technology and intellectual property provide forward field of view imaging on highly maneuverable catheters that have the potential to enable or enhance visualization for procedures currently done with inadequate imaging. This technology is expected to result in a Forward-Looking Intra-Cardiac Echo (FL.ICE) catheter that will initially be focused on minimally invasive structural heart applications, such as percutaneous aortic and mitral valve therapies. As we expand our line of visualization tools used in performing PCIs we believe this technology will enhance our ability to provide a broad suite of visualization products to our customers.

The purchase price of $4.2 million consists of $3.6 million in cash payments and $150,000 of debt forgiveness related to working capital loans we made to Fluid prior to the acquisition. Additionally, we have retained $400,000 as a “hold-back” liability to satisfy any claims for indemnification made within 18 months following the closing. Assets acquired included $4.1 million of in-process research and development (“IPR&D”), $117,000 of fixed assets, and $46,000 of cash. We also assumed a liability of $22,000 of accrued vacation. Additionally, we recorded a deferred tax liability of $1.6 million related to the difference between the book and tax basis of the acquired assets. The transaction was accounted for as a business combination and, as such we recorded $1.6 million of goodwill reflecting the amount by which the purchase consideration exceeded the acquired net assets. We recorded $184,000 of acquisition-related costs related to this transaction, which were recognized in our statement of operations for the three and nine month periods ended September 30, 2010 as selling, general and administrative expense.

The IPR&D we recorded represents an estimate of the fair value of in-process technology related to Fluid’s imaging technology program, which is still in the prototype phase. As such, pursuant to ASC 805, amortization of the IPR&D will not occur until it reaches market feasibility. Costs incurred in connection with this project subsequent to the date of acquisition will be expensed as incurred.

We test goodwill and our other intangible assets, including IPR&D, for impairment annually on October 1. During the nine months ended September 30, 2010 and through the date of this report, there were no triggering events, changes in market conditions or other factors that would indicate possible or actual impairment of IPR&D.

3. Financial Statement Details

Cash and Cash Equivalents and Available-for-Sale Investments

We invest our excess funds primarily in securities issued by the U.S. government, corporations, banks, municipalities, financial holding companies and in money market funds comprised of these same types of securities. As of September 30, 2010, all of our short-term and long-term available for sale investments (“investments”) will mature within approximately nineteen months. These investments are recorded at their estimated fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss. We determine the appropriate balance sheet classification of our investments in debt securities based on their maturity dates at the time of purchase and evaluate the classification at each balance sheet date. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity value. Such amortization and accretion are included in interest income.

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

We utilize a third-party pricing service to assist us in obtaining fair value pricing for our investments. Pricing for Level 2 securities is based on proprietary models. Inputs are documented in accordance with the fair value disclosure hierarchy. During the three and nine months ended September 30, 2010, no transfers were made into or out of the Level 3 categories. We review our fair value inputs on a quarterly basis.

The fair value of our financial assets subject to the disclosure requirements of ASC 820 was determined using the following levels of inputs at September 30, 2010 and December 31, 2009 (in thousands):

	Fair Value Measurements at September 30, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash	$5,479	$5,479	$—	$—
Money market funds	123,238	123,238	—	—
Corporate debt securities	34,558	—	34,558	—
U.S. Treasury and agency debt securities	48,183	48,183	—	—

Sub-total current assets	211,458	176,900	34,558	—

Long Term:
Corporate debt securities	22,019	—	22,019	—

Total Assets	$233,477	$176,900	$56,577	$—

Liabilities:
Foreign exchange forward contracts	$101	$—	$101	$—

	Fair Value Measurements at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Cash	$11,255	$11,255	$—	$—
Money market funds	44,800	44,800	—	—
Corporate debt securities	37,707	—	37,707	—
U.S. Treasury and agency debt securities	28,321	28,321	—	—
Foreign exchange forward contracts	190	—	190	—

	$122,273	$84,376	$37,897	$—

Our investments have been classified as available-for-sale investments. At September 30, 2010, available-for-sale investments are detailed as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$34,547	$14	$3	$34,558
U.S. Treasury and agency debt securities	48,164	21	2	48,183

Short-term available-for-sale investments	$82,711	$35	$5	$82,741

Corporate debt securities	22,028	12	21	22,019

Long-term available for sale investments	$22,028	$12	$21	$22,019

At September 30, 2010, approximately $29.5 million of our corporate debt securities were in an unrealized loss position.

At December 31, 2009, available-for-sale investments are detailed as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$37,704	$9	$6	$37,707
U.S. Treasury and agency debt securities	28,330	16	25	28,321

	$66,034	$25	$31	$66,028

Derivative Financial Instruments

Our derivative financial instruments are composed entirely of foreign exchange forward contracts. We record derivative financial instruments as either assets or liabilities in our consolidated balance sheets and measure them at fair value. At September 30, 2010 and December 31, 2009, notional amounts of our outstanding contracts were $43.6 million and $24.2 million, respectively. At September 30, 2010 and December 31, 2009, the outstanding derivatives had maturities of 91 days or less. The fair value of our foreign exchange forward contracts of $101,000 was included in accrued expenses and other current liabilities in our consolidated balance sheet at September 30, 2010, and the fair value of our foreign exchange forward contracts of $190,000 was included in prepaid expenses and other current assets in our consolidated balance sheet at December 31, 2009. For the three and nine months ended September 30, 2010, $2.7 million and $2.6 million of net losses, related to our derivative financial instruments are included in exchange rate loss in our consolidated statements of operations. Our use of derivative financial instruments commenced in October 2009, therefore no such gains or losses were recorded in any other period presented.

Inventories

Inventories consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Finished goods	$17,778	$10,985
Work-in-process	8,460	9,374
Raw materials	13,540	17,351

	$39,778	$37,710

Intangible Assets

Intangible assets consist of developed technology, licenses, customer relationships, patents and trademarks and assembled workforce, which are amortized using the straight-line method over periods ranging from three to ten years, representing the estimated useful lives of the assets.

During the three and nine months ended September 30, 2010, we recorded intangible asset additions of approximately $4.9 million and $7.0 million, respectively, including $4.1 million of IPR&D related to our acquisition of Fluid, as described in Note 2 “Acquisitions”.

At September 30, 2010, intangible assets by major class, consist of the following (in thousands):

	September 30, 2010
	Cost	Accumulated Amortization	Net	Weighted- Average Life (in years) (1)
Intangible assets subject to amortization
Developed technology	$22,501	$14,313	$8,188	8.2
Licenses	7,034	5,237	1,797	10.0
Customer relationships	3,263	1,893	1,370	4.3
Patents and trademarks	2,490	1,162	1,328	7.0
Assembled workforce	274	189	85	4.0

	$35,562	$22,794	$12,768	7.3

Intangible assets not yet subject to amortization
In-process research and development (2)	4,050	—	4,050	n/a

	$39,612	$22,794	$16,818

(1)	Weighted average life of intangible assets is presented excluding fully amortized assets.
(2)	IPR&D represents an estimate of fair value of in-process technology related to Fluid’s imaging technology program, which is still in the prototype phase. As such, pursuant to ASC 805, amortization of the IPR&D will not occur until it reaches market feasibility.

At December 31, 2009, intangible assets subject to amortization, by major class, consist of the following (in thousands):

	December 31, 2009
	Cost	Accumulated Amortization	Net	Weighted- Average Life (in years)
Developed technology	$20,565	$13,382	$7,183	7.3
Licenses	7,034	4,747	2,287	10.0
Customer relationships	2,473	1,788	685	6.7
Patents and trademarks	2,231	900	1,331	6.9
Assembled workforce	274	137	137	4.0

	$32,577	$20,954	$11,623	7.6

At September 30, 2010, future amortization expense related to our intangible assets subject to amortization is expected to be as follows (in thousands):

2010 (remaining three months)	$678
2011	3,017
2012	2,702
2013	2,130
2014	1,457
Thereafter	2,784

$12,768

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

Accrued warranty liability is included in accrued expenses and other current liabilities in the unaudited consolidated balance sheets. The change in the accrued warranty liability for the nine months ended September 30, 2010 and 2009 is summarized in the following table (in thousands):

	Nine Months Ended September 30,
	2010	2009
Balance at beginning of period	$1,159	$1,104
Warranties issued	1,009	1,267
Settlements	(1,197)	(1,418)

Balance at end of period	$971	$953

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

We have accounted for the restructuring plan in accordance with FASB ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”). Consistent with ASC 420 we accrued relocation costs and the costs of one-time termination benefits to employees who were not required to render service beyond a minimum retention period of 60 days. The remaining one-time termination benefits were recorded to expense ratably over required service periods. Additionally, costs related to moving equipment between the facilities were expensed during the period incurred. As a result, we recorded $63,000 as research and development expense during the nine months ended September 30, 2010. In addition, during the first quarter of 2010 we recorded $454,000 of additional restructuring costs as selling, general and administrative expense for the termination of the operating lease and related contract costs, and a charge for the impairment of certain property and equipment.

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

At September 30, 2010, our restructuring liability included in accrued expenses and other current liabilities of our unaudited consolidated balance sheets (in thousands) is detailed as follows:

	Relocation	One time termination benefits	Facility moving costs	Operating lease commitments	Impairment of property and equipment	Total
Liability as of December 31, 2009	$56	$99	$—	$—	$—	$155
Additions	—	34	29	446	8	517
Non-cash charges	—	—	—	—	(8)	(8)
Cash payments	(56)	(93)	(11)	—	—	(160)

Liability as of March 31, 2010	$—	$40	$18	$446	$—	$504
Reversals	—	—	—	(116)	—	(116)
Cash payments	—	(25)	(18)	(330)	—	(373)

Liability as of June 30, 2010	$—	$15	$—	$—	$—	$15
Reversals	—	(15)	—	—	—	(15)

Liability as of September 30, 2010	$—	$—	$—	$—	$—	$—

Convertible Debt

In September 2010, we issued $115.0 million aggregate principal amount of 2.875% Convertible Senior Notes due September 1, 2015, in an offering registered under the Securities Act of 1933, as amended. Interest is payable semiannually in arrears on March 1 and September 1, commencing on March 1, 2011.

The Notes are general unsecured obligations that rank pari passu with our other existing and future unsecured obligations. Prior to June 1, 2015, the Notes are convertible only upon certain specified events. The initial conversion rate for the Notes is 33.7339 shares of common stock per $1,000 principal amount of the Notes, representing an initial effective conversion price of approximately $29.64 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the Notes but will not be adjusted for accrued and unpaid interest.

We received proceeds of $101.4 million from issuance of the Notes, net of brokerage fees ($3.6 million) and net payments related to our hedge transactions ($10.0 million) which are described in more detail below. We recorded total debt issuance costs (including broker fees) of approximately $4.5 million, which have been allocated on a pro-rata basis to the debt ($3.6 million) and equity ($868,000) components of the transaction. The debt component is primarily included in non-current liabilities and is being accreted to interest expense over five years, the term of the Notes. The equity component was netted against the proceeds and included in additional paid-in capital.

The carrying values of the liability and equity components of the Notes are reflected in our consolidated balance sheets as follows (in thousands):

September 30, 2010
Liabilities:
Principal amount of the 2.875% Convertible Senior Notes	$115,000
Unamortized discount of liability component	(22,158)
Unamortized debt issuance costs	(2,766)

Carrying value of liability component	$90,076

Equity — net carrying value	$22,263

Interest expense related to the Notes was included in interest expense on the consolidated statements of operations as follows (in thousands):

Three and Nine Months Ended September 30, 2010
Contractual coupon interest	$92
Amortization of debt issuance costs	20
Accretion of debt discount	105

$217

We may not redeem the Notes prior to maturity. However, in the event of a fundamental change, as defined in the indenture, the holders of the Notes may require us to purchase all or a portion of their Notes at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to the repurchase date. Holders who convert their Notes in connection with a make-whole fundamental change, as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate.

Prior to June 1, 2015, the Notes are convertible only under the following circumstances: (1) during any fiscal quarter commencing after December 31, 2010 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “Measurement Period”) in which, for each trading day of such Measurement Period, the trading price per $1,000 principal amount of notes on such trading day was less than 98% of the product of the last reported sale price of our common stock on such trading day and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified distributions and corporate events. As of September 30, 2010, the “if-converted” value of the Notes did not exceed its principal amount and none of the conditions allowing holders of the Notes to convert had been met.

We determined that the embedded conversion option in the Notes is not required to be separately accounted for as a derivative under ASC 815, Derivatives and Hedging. However, since the Notes are within the scope of ASC 470, Topic 20, Debt with Conversion and

Other Options, we are required to separate the Notes into a liability component and an equity component. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component. The carrying amount of the equity component representing the embedded conversion option is determined by deducting the fair value of the liability component from the initial proceeds ascribed to the Notes as a whole. The excess of the principal amount of the liability component over its carrying amount is amortized to interest cost over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification in ASC 815, Topic 40, Contracts in an Entity’s Own Equity (“ASC 815”).

We are using an effective interest rate of 7.65% to calculate the accretion of the bond discount, which is being recorded as interest expense over the expected remaining term of the Notes. (The amount by which interest expense calculated using the effective interest rate of 7.65% exceeds the interest expense related to the coupon rate of 2.875%, is non-cash interest expense.) The effective rate is based on the interest rate for a similar instrument that does not have a conversion feature. As of September 30, 2010, the remaining term of the Notes is 4.95 years. We may be required to pay additional interest upon occurrence of certain events as outlined in the indenture governing the Notes.

Upon conversion of a Note, holders of the Notes will receive up to the principal amount of the converted Note in cash and any excess conversion value (conversion spread) in shares of our common stock. The amount of cash and the number of shares of our common stock, if any, will be based on a 25 trading day observation period as described in the indenture. As described in “Note 1 Summary of Significant Accounting Policies”, the conversion spread will be included in the denominator for the computation of diluted net income per common share, using the treasury stock method.

As discussed above, to hedge against potential dilution upon conversion of the Notes, we also purchased call options on our common stock from JPMorgan Chase. The call options give us the right to purchase up to approximately 3.9 million shares of our common stock at $29.64 per share subject to certain adjustments that generally correspond to the adjustments to the conversion rate for the Notes. We paid an aggregate of $27.2 million to purchase these call options. The call options will expire on September 1, 2015, unless earlier terminated or exercised. To reduce the cost of the hedge, in a separate transaction we sold warrants to JPMorgan Chase. These warrants give JPMorgan Chase the right to purchase up to approximately 3.9 million shares of our common stock at $34.875 per share, subject to certain adjustments. These warrants will be exercisable and will expire in equal installments for a period of 50 trading days beginning on December 1, 2015. We received an aggregate of $17.1 million from the sale of these warrants. In accordance with ASC 815, we concluded that the call options and warrants were indexed to our stock. Therefore, the call options and warrants were classified as equity instruments and will not be marked to market prospectively. The net amount of $10.0 million paid to JPMorgan Chase was recorded as a reduction to additional paid-in capital. We did not record the potential tax benefit of approximately $10.4 million related to the call options as we have recorded a full valuation allowance against our deferred tax assets. The settlement terms of the call options provide for net share settlement and the settlement terms of the warrants provide for net share or cash settlement at our option.

Other Long-Term Debt

The amounts outstanding for other long-term debt relate to capital leases at September 30, 2010 and December 31, 2009.

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

The injunctive relief phase of the Massachusetts Action commenced on April 12, 2010. The non-jury trial relates to LightLab’s claims for injunctive relief with respect to other alleged trade secrets and is ongoing. In a ruling issued October 5, 2010, the Court rejected LightLab’s claims for protection of five alleged trade secrets relating to laser technologies, and denied all of LightLab’s requests for permanent injunctions with respect to those trade secrets. The ruling followed a two-week trial on five of a number of trade secret claims alleged by LightLab. A trial on the remaining trade secret claims has not yet been scheduled. The trial is not yet complete, and no decision, other than the trade secret ruling described above, has been issued, including with respect to LightLab’s claim under M.G.L. c. 93A to recover up to three times damages plus attorneys fees.

Additionally, on February 5, 2010, Volcano and our wholly-owned subsidiary, Axsun, commenced an action in the Delaware Chancery Court (the “Delaware Action”) against LightLab seeking a declaration of Volcano and Axsun’s rights with respect to certain OCT technology, the High Definition Swept Source. The complaint was served on LightLab on March 19, 2010. LightLab then filed a counter-claim that included a claim against Axsun and Volcano for violations of M.G.L. c. 93A. Volcano and Axsun moved to dismiss LightLab’s M.G.L. c. 93A counter-claim, and LightLab responded to that motion by amending its M.G.L. c. 93A counter-claim. This case has been scheduled for trial on January 31, 2011.

We are not able to predict or estimate the ultimate outcome or possible losses relating to the Massachusetts Action, the Delaware Action, or any of the other lawsuits, claims or counterclaims described above.

Litigation – St. Jude

On July 27, 2010, St. Jude filed a lawsuit against Volcano in federal district court in Delaware, alleging that our pressure guide wire products infringe five patents owned by St. Jude. St. Jude is seeking injunctive relief and monetary damages. This action does not involve OCT technology and is separate from the Massachusetts Action.

On September 20, 2010, Volcano filed its response, in which we denied the allegations that our PrimeWire(R) products infringe any valid claim of St. Jude’s asserted patents. In addition, Volcano filed a counterclaim in which we have alleged that St. Jude’s PressureWire (R) products and its RadiAnalyzer(R) Xpress product infringe three Volcano patents. In our counterclaim, Volcano is seeking injunctive relief and monetary damages.

We are not able to predict or estimate the ultimate outcome or possible losses relating to this action.

Litigation – Other

We may also be a party to various other claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred and were not material in any period reported. Additionally, we assess, in conjunction with our legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. We believe that the ultimate disposition of these matters will not have a material impact on our consolidated results of operations, financial position or cash flows. Our evaluation of the likely impact of these matters could change in the future and unfavorable outcomes and/or defense costs, depending upon the amount and timing, could have a material adverse effect on our results of operations or cash flows in future periods.

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

Purchase Commitments

We have obligations under non-cancelable purchase commitments. The majority of these obligations relate to inventory, primarily raw materials. At September 30, 2010, the future minimum payments under these non-cancelable purchase commitments totaled $22.8 million, all of which will require payments at various dates through January 2015.

In October 2007, we signed a clinical research support agreement with a third party in which the third party will conduct clinical studies concerning drug eluting stents. We have agreed to provide a total of $4.6 million to fund these clinical study activities. At September 30, 2010, we have a remaining obligation of up to $3.3 million and we will be billed as services are performed under the agreement. In addition, we have entered into agreements with other third parties to sponsor clinical studies. Generally, we contract with one or more clinical research sites for a single study and no one agreement is material to our consolidated results of operations or financial condition. We are usually billed as services are performed based on enrollment and are required to make payments over periods ranging from less than one year up to three years. Our actual payments under these agreements will vary based on enrollment.

On September 22, 2010, we entered into an agreement with Fukuda Denshi Co. Ltd., (“Fukuda”) to terminate our distribution relationship. The effective date of the termination is November 30, 2010 (“Termination Date”). Under the terms of the agreement, as consideration for the early termination of the distribution agreement, we agreed to pay Fukuda 119 million Japanese Yen (approximately $1.4 million) (“Termination Payment”), of which approximately $710,000 was paid in September 2010, with the remaining amount due and payable no later than the Termination Date. The Termination Payment is being capitalized as an intangible asset (customer relationships) and will be amortized over the remaining term of the distribution agreement.

In addition to the Termination Payment we will purchase consoles owned by Fukuda (primarily placed in service at third party customer sites) for 181 million Japanese Yen (approximately $2.2 million), which represents the estimated fair value of these consoles. We will capitalize this amount within Property and Equipment, which will be depreciated over the remaining estimated useful life of the assets. In addition, we will re-purchase any disposables held by Fukuda as of the Termination Date. Due to this agreement to re-purchase disposables, we have not recorded and will not record any revenue on sales of disposables to Fukuda subsequent to September 22, 2010 until we finalize the inventory repurchase subsequent to the Termination Date.

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

CardioSpectra Acquisition

In connection with our December 2007 acquisition of CardioSpectra, certain milestone payments of up to $38.0 million are payable upon achievement of milestones set forth in the merger agreement. In January 2010, we issued to the former stockholders of CardioSpectra 609,360 shares ($10.5 million) of our common stock and paid $531,000 in cash related to achievement of the first milestone in December 2009. We may make additional payments of up to an aggregate of $27.0 million in the event that the additional milestones, as set forth in the merger agreement, are achieved. See Note 2 “Acquisitions” for additional details.

Novelis Acquisition

In connection with our May 2008 acquisition of Novelis (see Note 2 “Acquisitions”), we may make an additional cash payment of $3.0 million based on the achievement of a specific regulatory milestone. This amount was accrued during the fourth quarter of 2009 as payment was deemed probable.

5. Stockholders’ Equity

Stock Benefit Plans

Our 2005 Amended and Restated Equity Compensation Plan (“2005 Amended Plan”) provides for an aggregate of 13,712,558 shares of our common stock that may be issued or transferred to our employees, non-employee directors and consultants. Commencing July 29, 2009, the number of shares of common stock available for issuance under the 2005 Amended Plan is reduced by one share for each share of stock issued pursuant to a stock option or a stock appreciation right and one and sixty-three hundredths (1.63) shares for each share of common stock issued pursuant to a restricted stock award, restricted stock unit (“RSU”) award, performance stock award or other stock award. Shares net exercised or retained to cover a participant’s minimum tax withholding obligations do not again become available for issuance under the 2005 Amended Plan.

At September 30, 2010, we have granted stock options and RSUs under the 2005 Amended Plan. Stock options previously granted under the 2000 Long Term Incentive Plan that are cancelled or expire will increase the shares available for grant under the 2005 Amended Plan. In addition, employees have purchased shares of the Company’s common stock under the 2007 Employee Stock Purchase Plan (the “Purchase Plan”). At September 30, 2010, 2,776,317 shares and 586,449 shares remained available to grant under the 2005 Amended Plan and the Purchase Plan, respectively.

Stock Option Activity

Stock option activity for the nine months ended September 30, 2010 is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	5,513,458	$11.25
Granted	882,642	19.48
Exercised	(1,255,032)	7.95
Forfeited or expired	(281,509)	15.79

Outstanding and exercisable at September 30, 2010	4,859,559	13.33	4.5	$61,461

Vested and expected to vest at September 30, 2010	4,714,323	13.23	4.5	60,096

The total intrinsic value of stock options exercised during the three months ended September 30, 2010 and 2009 and nine months ended September 30, 2010 and 2009 was $4.2 million, $1.7 million, $18.3 million, and $6.2 million, respectively, which represents the difference between the exercise price of the stock option and the fair value of our common stock on the dates the stock options were exercised.

Non-vested stock option activity for the nine months ended September 30, 2010 is as follows:

	Non-vested Stock Options	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2009	1,879,243	$6.64
Granted	882,642	7.78
Vested	(798,398)	7.08
Forfeited or expired	(273,051)	4.28

Outstanding at September 30, 2010	1,690,436	6.26

The weighted-average grant date fair value of stock options granted during the three months ended September 30, 2010 and 2009 and nine months ended September 30, 2010 and 2009 was $8.33, $6.04, $8.06, and $5.87, respectively.

Restricted Stock Unit Activity

RSU activity for the nine months ended September 30, 2010 is as follows:

Restricted Stock Units
Outstanding at December 31, 2009	733,898
Granted	341,788
Vested	(204,638)
Forfeited or expired	(122,632)

Outstanding at September 30, 2010	748,416

These time-vested RSUs entitle the holder to shares of common stock as the units vest in equal annual installments over a four-year period. The weighted-average grant-date fair value of each RSU granted during the nine months ended September 30, 2010 and 2009 was $19.17 and $13.69, respectively. There were 17,098 RSUs granted during the three months ended September 30, 2010 and there were none granted during the three months ended September 30, 2009.

During the three and nine months ended September 30, 2010, we released 894 and 204,638 shares of common stock, respectively, based on the vesting terms of certain RSU agreements. During the nine months ended September 30, 2009, we released 90,648 shares of common stock based on the vesting terms of certain RSU agreements. None were released during the three months ended September 30, 2009.

Employee Stock Purchase Plan Activity

The Purchase Plan provides eligible employees the opportunity to purchase shares of the Company’s common stock at the lower of up to 85% of the fair market value on the first or last day of the applicable offering period, by having withheld from their salary an amount up to 15% of their compensation, without paying brokerage fees or commissions on purchases. Our Purchase Plan is deemed to be compensatory, therefore Purchase Plan expense has been included in our consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009. We pay for the administrative expenses of the Purchase Plan. No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year, nor purchase more than 750 shares in any six-month purchase period.

Commencing January 1, 2008, common stock reserved for issuance under the Purchase Plan automatically increases by the lesser of 1 1/2% of our outstanding common stock or 600,000 shares on the first day of January of each year. In November 2009, the Board of Directors exercised its right not to increase the number of shares of common stock available for issuance under the Purchase Plan that was scheduled to occur on January 1, 2010. As a result, at September 30, 2010, the number of shares of common stock reserved for issuance under the Purchase Plan remained at 1,100,000 shares.

During the three and nine months ended September 30, 2010 and 2009, 84,074, 187,215, 96,861, and 175,323 shares, respectively, were purchased at per share prices of $11.96, $14.64, $11.61, and $12.11, respectively.

Fair Value Assumptions

The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing (the “Black-Scholes”) model utilizing the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Risk-free interest rate	2.0%	2.7%	2.3%	2.1%
Expected life (years)	4.4	4.6	4.6	4.9
Estimated volatility	43.9%	47.1%	46.6%	46.2%
Expected dividends	None	None	None	None

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

The fair value of each purchase option under the Purchase Plan is estimated at the beginning of each purchase period using the Black-Scholes model utilizing the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Risk-free interest rate	0.2%	1.4%	0.2%	0.8%
Expected life (years)	0.5	0.5	0.5	0.5
Estimated volatility	34.6%	57.1%	35.9%	66.8%
Expected dividends	None	None	None	None
Fair value of purchase right	$5.36	$5.17	$4.91	$4.92

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

We estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rates in the three and nine months ended September 30, 2010 and 2009 are based on our historical forfeiture experience.

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense included in our consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenues	$185	$217	$586	$602
Selling, general and administrative	2,503	2,024	7,563	6,412
Research and development	360	357	1,090	1,149

	$3,048	$2,598	$9,239	$8,163

Included in our stock-based compensation expense is $159,000, $102,000, $484,000, and $205,000 of stock-based compensation expense related to non-employees in the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009, respectively. In addition, $233,000, $211,000, $661,000, and $643,000 of stock-based compensation expense related to the Purchase Plan was recorded in the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009, respectively. At September 30, 2010 and December 31, 2009, there was $223,000 and $265,000, respectively, of total stock-based compensation cost capitalized in inventories.

At September 30, 2010, there was $11.3 million, $11.2 million and $438,000 of total unrecognized compensation cost for stock options, RSUs and the Purchase Plan, respectively, which is expected to be recognized over weighted average terms of 2.5 years, 2.6 years and 0.4 years, respectively.

Accumulated Other Comprehensive Loss

The following table summarizes the components of our accumulated other comprehensive loss (in thousands):

	September 30, 2010	December 31, 2009
Net unrealized gain (loss) on available-for-sale investments	$21	$(6)
Accumulated foreign currency translation adjustments	(2,439)	(4,073)

	$(2,418)	$(4,079)

6. Segment and Geographic Information

Our chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about segment revenues by product and geographic region for purposes of making operating decisions and assessing financial performance. Historically, we considered ourselves to be a single reporting segment, specifically the manufacture, sale, discovery, development and commercialization of products for the diagnosis of atherosclerosis in the coronary vessels and peripheral vascular system (“Medical Segment”). In connection with our acquisition of Axsun in December 2008, we operate an additional segment, specifically the discovery, development, manufacture and sale of micro-optical spectrometers and optical channel monitors to telecommunications and other industrial companies (“Industrial Segment”, formerly referred to as our “Telecommunications”, or “Telecom”, Segment).

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

The following table sets forth our revenues by segment and product expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2010	2009	2009 to 2010	2010	2009	2009 to 2010
Medical segment:
Consoles	$8,129	$8,554	(5.0)%	$27,585	$26,367	4.6%
Single-procedure disposables:
IVUS	42,641	31,260	36.4	122,122	91,613	33.3
FM	11,275	7,442	51.5	32,579	20,911	55.8
Other	4,663	2,395	94.7	12,658	6,764	87.1

Sub-total medical segment	66,708	49,651	34.4	194,944	145,655	33.8
Industrial segment	6,178	4,201	47.1	17,966	11,198	60.4

	$72,886	$53,852	35.3	$212,910	$156,853	35.7

The following table sets forth our revenues by geography expressed as dollar amounts (in thousands) and the changes in revenues in the specified periods expressed as percentages:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2010	2009	2009 to 2010	2010	2009	2009 to 2010
Revenues (1):
United States	$33,353	$26,724	24.8%	$96,257	$77,575	24.1%
Japan	20,963	11,290	85.7	57,683	34,750	66.0
Europe, the Middle East and Africa	13,603	11,419	19.1	42,726	32,793	30.3
Rest of world	4,967	4,419	12.4	16,244	11,735	38.4

	$72,886	$53,852	35.3	$212,910	$156,853	35.7

(1)	Revenues are attributed to geographies based on the location of the customer, except for shipments to original equipment manufacturers, which are attributed to the country of the origin of the equipment distributed.

At September 30, 2010, approximately 52% of our property, plant, and equipment, net are located in the U.S., approximately 30% are located in Japan, and 18% are located in our remaining geographies.

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

For the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009 we recorded a provision for income taxes of approximately $735,000, $121,000, $1.4 million, and $833,000, respectively.

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

Overview

We design, develop, manufacture and commercialize a broad suite of intravascular ultrasound, or IVUS, and functional measurement, or FM, products. We believe that these products enhance the diagnosis and treatment of vascular heart disease by improving the efficiency and efficacy of existing percutaneous interventional, or PCI, therapy procedures in the coronary or peripheral vessels. We market our products to physicians and technicians who perform PCI procedures in hospitals and to other personnel who make purchasing decisions on behalf of hospitals.

Our products consist of multi-modality consoles which are marketed as stand-alone units or as customized units that can be integrated into a variety of hospital-based interventional surgical suites called catheterization laboratories, or cath labs. We have developed customized cath lab versions of these consoles and are developing additional functionality options as part of our cath lab integration initiative. Our consoles have been designed to serve as a multi-modality platform for our digital and rotational IVUS catheters, and can also include FM capabilities that support our fractional flow reserve, or FFR, pressure wires and Medtronic’s Pioneer reentry device. We are developing additional offerings for integration into the platform, including, forward-looking IVUS, or FL.IVUS, catheters, image-guided therapy catheters and ultra-high resolution Optical Coherence Tomography, or OCT, systems and catheters.

Our IVUS products include single-procedure disposable digital and rotational IVUS imaging catheters and additional functionality options such as virtual histology, IVUS tissue characterization and ChromaFlo stent apposition analysis. Our FM offerings include FM consoles and single-procedure disposable pressure and flow guide wires which are used to measure the pressure and flow characteristics of blood around plaque, enabling physicians to gauge the plaque’s physiological impact on blood flow and pressure.

Through Axsun Technologies, Inc., or Axsun, one of our wholly owned subsidiaries, we also develop and manufacture optical monitors, laser and non-laser light sources, and optical engines used in OCT imaging systems as well as micro-optical spectrometers and optical channel monitors used in telecommunications and other industrial companies.

We have corporate infrastructure in the U.S., Europe and Japan; direct sales capabilities in the U.S.; and a combination of direct sales capabilities and distribution relationships in our primary international markets, including Japan, Europe, the Middle East, Canada, Asia Pacific and Latin America. Our corporate office is located in San Diego, California. Our worldwide manufacturing and research and development operations are located in Rancho Cordova, California. We also have additional research and development facilities in Cleveland, Ohio, Forsyth County, Georgia and San Diego, California. We have sales offices in Alpharetta, Georgia and Tokyo, Japan; sales and distribution offices in Zaventem, Belgium and Woodmead, South Africa; and third-party distribution facilities in Chiba, Japan and Tokyo, Japan. In addition, we have facilities in Billerica, Massachusetts for the manufacturing and operations of Axsun and the research and development of OCT and FL.IVUS technology. During the first half of 2010, we completed our restructuring plan to close our facility in San Antonio, Texas and consolidated our OCT resources into our Billerica, Massachusetts facility. For details, see Note 3 to our unaudited consolidated financial statements, “Financial Statement Details – Restructuring Activity.” On September 23, 2010, we, through a wholly owned subsidiary, entered into a series of agreements to acquire real property and to design and build manufacturing facilities in Costa Rica. For details, see the section entitled “Contractual Obligations” below.

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

On September 22, 2010, we entered into an agreement with Fukuda to terminate our distribution relationship. The effective date of the termination is November 30, 2010, or Termination Date. Under the terms of the agreement, as consideration for the early termination of the distribution agreement, we agreed to pay Fukuda 119 million Japanese Yen (approximately $1.4 million) or Termination Payment, of which approximately $710,000 was paid in September 2010, with the remaining amount due and payable no later than the Termination Date. The Termination Payment is being capitalized as an intangible asset (customer relationships) and will be amortized over the remaining term of the distribution agreement.

In addition to the Termination Payment we will purchase consoles owned by Fukuda (primarily placed in service at third party customer sites) for 181 million Japanese Yen (approximately $2.2 million), which represents the estimated fair value of these consoles. We will capitalize this amount within Property and Equipment, which will be depreciated over the remaining estimated useful life of the assets. In addition, we will re-purchase any disposables held by Fukuda as of the Termination Date. Due to this agreement to re-purchase disposables, we have not recorded and will not record any revenue on sales of disposables to Fukuda subsequent to September 22, 2010 until we finalize the inventory repurchase subsequent to the Termination Date.

In certain markets, including the major markets of Asia Pacific, Latin America, Europe, Australia, Africa and the Middle East, we have distributor relationships through which we sell our products. Our distributors are involved in product launch planning, education and training, physician support and clinical trial management.

In the nine months ended September 30, 2010 and 2009, 42.8% and 40.1%, respectively, of our revenues and 22.9% and 21.1%, respectively, of our operating expenses were denominated in various non-U.S. dollar currencies, primarily the euro and the yen. We expect that a significant portion of our revenue and operating expenses will continue to be denominated in non-U.S. dollar currencies. As a result, we are subject to risks related to fluctuations in foreign currency exchange rates, which could affect our operating results in the future.

At September 30, 2010, we had a worldwide installed base of over 5,600 consoles. We intend to grow and leverage this installed base to drive recurring sales of our single-procedure disposable catheters and guide wires. In the nine months ended September 30, 2010, the sale of our single-procedure disposable catheters and guide wires accounted for $154.7 million, or 72.7% of our revenues, a $42.2 million, or 37.5% increase from the same period in 2009, in which the sale of our single-procedure disposable catheters and guide wires accounted for $113.1 million, or 72.1% of our revenues.

We manufacture our IVUS and FM consoles, IVUS catheters and FM guide wires at our facility in Rancho Cordova, California. We use third-party manufacturing partners to produce circuit boards and mechanical sub-assemblies and components used in the manufacture of our consoles. We also use third-party manufacturing partners for certain proprietary components used in the manufacture of our single-procedure disposable products. We perform incoming inspection on these circuit boards, mechanical sub-assemblies and components, assemble them into finished products, and test the final product to assure quality control.

On December 18, 2007, we acquired CardioSpectra, Inc., or CardioSpectra. As a result, we are developing innovative OCT technology, which is expected to complement our existing product offerings and further enhance our position as an imaging technology leader in the field of interventional medicine. OCT technology enables high resolution imaging of highly detailed structures in the vasculature, including vessel wall defects, intra-luminal thrombus and stent struts. Our goal is to integrate this OCT functionality into our s5 family of imaging products.

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

On December 24, 2008, we acquired Axsun, a company that develops and manufactures optical monitors for telecommunications, laser and non-laser light sources and optical engines used in medical OCT imaging systems and advanced photonic components and sub-systems used in spectroscopy and other industrial applications. We believe Axsun’s proprietary OCT technology will provide us competitive advantages in the invasive imaging sector. In connection with the Axsun acquisition, we and Axsun were sued by LightLab Imaging, Inc., or LightLab. LightLab was a wholly owned subsidiary of Goodman Company, Ltd., which was a distributor of our IVUS and FM products in Japan until that relationship was terminated in July 2009. LightLab was acquired by St. Jude Medical, Inc., or St. Jude, on July 6, 2010. LightLab develops and sells OCT products for cardiovascular imaging and other medical uses. For details related to the litigation, see Note 4 to our unaudited consolidated financial statements, “Commitments and Contingencies–Litigation.”

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

Revenues. We derive our revenues from two reporting segments: medical and industrial (formerly referred to as “telecommunications” or “telecom”). Our medical segment represents our core business, in which we derive revenues primarily from the sale of our consoles and single-procedure disposables. Our industrial segment derives revenues related to the sales of Axsun’s micro-optical spectrometers and optical channel monitors to telecommunication and other industrial companies. In the nine months ended September 30, 2010, we generated $212.9 million of revenues which is composed of $194.9 million from our medical segment and $18.0 million from our industrial segment. In the nine months ended September 30, 2010, 14.2% of our medical segment revenues were derived from the sale of our consoles, as compared with 18.1% in the nine months ended September 30, 2009. In the nine months ended September 30, 2010, IVUS single-procedure disposables accounted for 62.6% of our medical segment revenues, compared to 62.9% during the same period in 2009, while in the nine months ended September 30, 2010, 16.7% of our medical segment revenues were derived from the sale of our FM single-procedure disposables, as compared with 14.4% in the nine months ended September 30, 2009. Other revenues consist primarily of service and maintenance revenues, rental revenues, shipping and handling revenues, sales of distributed products, spare parts sales, and license fees.

We expect to continue to experience variability in our quarterly revenues from console sales due in part to the timing of hospital capital equipment purchasing decisions. Further, we expect variability of our revenues based on the timing of our new product introductions, which may cause our customers to delay their purchasing decisions until the new products are commercially available. Alternatively, we may include in our arrangements with customers future deliverables, such as unspecified hardware upgrades or biomedical equipment education. In these cases, we would be required to defer a portion of the revenues until we have met our future deliverables obligation.

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

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and other related costs for personnel serving the sales, marketing, executive, finance, legal, information technology and human resource functions. Other costs include travel and entertainment expenses, facility costs, trade show, training and other promotional expenses, professional fees for accounting and outside legal services and stock-based compensation expense. We expect that our selling, general and administrative expenses will increase as we continue to expand our sales force and marketing efforts and invest in the necessary infrastructure to support our continued growth.

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

In December 2007, we acquired the OCT project in connection with our acquisition of CardioSpectra, which was valued at $26.3 million (see Note 2 to our unaudited consolidated financial statements “Acquisitions” for additional details). In-vivo testing and regulatory approval remained to be completed as of the acquisition date at an estimated cost of $7.2 million. In December 2009, we achieved a milestone specified in the CardioSpectra merger agreement related to the receipt of CE mark regulatory approval and $11.0 million in common stock and cash was paid by us to the former stockholders of CardioSpectra in January 2010. This amount was recorded as IPR&D expense in the year ended December 31, 2009. Although we have received CE mark approval for a preliminary version of our OCT product, this version is not intended to be commercialized. We believe there is substantial incremental effort and costs that must be incurred to complete a product that is suitable for commercialization and there is significant risk that a commercializable product may not result from our efforts. As of September 30, 2010, we estimate that we will incur $4.1 million of additional costs in order to complete the OCT project for a total of approximately $15.4 million. The OCT project was originally expected to be commercialized by late 2008; however, the technology was at an earlier stage of development than our initial assessment indicated. As of September 30, 2010, commercialization is not expected until 2011. Additional milestone payments of up to $27.0 million may be paid to the former stockholders of CardioSpectra in connection with successful and timely regulatory approvals and commercialization.

If the OCT project is not completed in a timely manner, or at all, such as if we experience delays associated with significant design changes that result from unsuccessful human trials or discoveries during human trials, we may jeopardize a potential competitive position, experience difficulties in obtaining our forecasted revenues and associated market share and we may not be required to pay some or all of the remaining milestone payments.

In May 2008, we acquired the FL.IVUS project in connection with our acquisition of Novelis, which was valued at $12.2 million (see Note 2 to our unaudited consolidated financial statements “Acquisitions” for additional details). In-vivo testing and regulatory approval protocols remained to be completed for the FL.IVUS project as of the acquisition date, at an estimated cost of $3.9 million. In December 2009, we recorded $3.0 million of additional IPR&D expense related to the probable achievement of regulatory approval for the FL.IVUS project. This represents a contractual milestone payment to be made to the former stockholders of Novelis. We expect to receive this regulatory approval in the first half of 2011. However, we believe there is significant incremental effort and costs that must be incurred to complete a product that is suitable for commercialization subsequent to the receipt of this approval. As of September 30, 2010, we estimate that we will incur $1.1 million of additional costs in order to commercialize the first product using FL.IVUS for a total of $8.2 million. We originally expected the FL.IVUS project to receive regulatory approvals and be commercialized during 2009. As of September 30, 2010, the project was expected to be completed in 2011.

If the FL.IVUS project is not completed in a timely manner, or at all, such as if we experience delays associated with significant design changes that result from unsuccessful human trials or discoveries during human trials, we may jeopardize our competitive position and experience a potential loss of revenues and associated market share and we may not be required to pay some or all of the remaining milestone payments.

The following table summarizes our significant IPR&D projects (in millions):

Project Name	Fair Value	Estimated Cost to Complete, as of Acquisition Date	Costs Incurred Since Acquisition	Estimated Cost to Complete, as of September 30, 2010	Total Estimated Costs to Complete since Acquisition Date
OCT	$26.3	$7.2	$11.3	$4.1	$15.4
FL.IVUS	12.2	3.9	7.1	1.1	8.2

Interest Income. Interest income is comprised of interest income earned from our cash and cash equivalents and short-term and long-term available-for-sale investments, or Investments.

Interest Expense. Interest expense is comprised of interest expense related to our convertible debt (including coupon interest, discount accretion, and issuance cost amortization), as well as interest expense related to our capital lease obligations.

Exchange Rate (Loss) Gain. Exchange rate (loss) gain is comprised of foreign currency transaction, translation, and remeasurement gains and losses, net, and the effect of changes in value and net settlements of our foreign exchange forward contracts.

Provision for Income Taxes. Our effective tax rate is a blended rate resulting from the composition of taxable income or loss in the various global jurisdictions in which we conduct business. Our effective tax rate excludes those jurisdictions that both continue to maintain full valuation allowances and project no current year tax liabilities. We record a full valuation allowance against our deferred tax assets in the jurisdictions where we continue to incur net operating losses. We apply the “with and without method — direct effects only”, prescribed under FASB ASC 740, Income Taxes, with respect to recognition of stock option excess tax benefits within stockholders equity (paid in capital). Therefore, provision for income taxes is determined utilizing projected federal and state taxable income before the application of deductible excess tax benefits attributable to stock option exercises.

Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009, presented in both absolute dollars (in thousands) and as a percentage of revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
Revenues	$72,886	100.0%	$53,852	100.0%	$212,910	100.0%	$156,853	100.0%
Cost of revenues, excluding amortization of intangibles	25,955	35.6	21,778	40.4	79,686	37.4	64,913	41.4

Gross profit	46,931	64.4	32,074	59.6	133,224	62.6	91,940	58.6
Operating expenses:
Selling, general and administrative	29,565	40.5	28,272	52.5	92,726	43.6	79,805	50.9
Research and development	10,185	14.0	9,181	17.0	29,637	13.9	27,816	17.7
Amortization of intangibles	627	0.9	1,058	2.0	1,821	0.9	3,163	2.0
In-process research and development	—	—	—	—	65	—	—	—

Total operating expenses	40,377	55.4	38,511	71.5	124,249	58.4	110,784	70.6

Operating income (loss)	6,554	9.0	(6,437)	(11.9)	8,975	4.2	(18,844)	(12.0)
Interest income	106	0.1	142	0.3	274	0.1	640	0.4
Interest expense	(249)	(0.3)	(1)	—	(267)	(0.1)	(4)	—
Exchange rate (loss) gain	(91)	(0.1)	2,419	4.5	(635)	(0.3)	2,162	1.4
Other, net	—	—	—	—	(19)	—	—	—

Income (loss) before provision for income taxes	6,320	8.7	(3,877)	(7.1)	8,328	3.9	(16,046)	(10.2)
Provision for income taxes	735	1.0	121	0.3	1,363	0.6	833	0.6

Net income (loss)	$5,585	7.7%	$(3,998)	(7.4)%	$6,965	3.3%	$(16,879)	(10.8)%

The following table sets forth our revenues by product expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2010	2009	2009 to 2010	2010	2009	2009 to 2010
Medical segment:
Consoles	$8,129	$8,554	(5.0)%	$27,585	$26,367	4.6%
Single-procedure disposables:
IVUS	42,641	31,260	36.4	122,122	91,613	33.3
FM	11,275	7,442	51.5	32,579	20,911	55.8
Other	4,663	2,395	94.7	12,658	6,764	87.1

Sub-total medical segment	66,708	49,651	34.4	194,944	145,655	33.8
Industrial segment	6,178	4,201	47.1	17,966	11,198	60.4

	$72,886	$53,852	35.3	$212,910	$156,853	35.7

The following table sets forth our revenues by geography expressed as dollar amounts (in thousands) and the changes in revenues in the specified periods expressed as percentages:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2010	2009	2009 to 2010	2010	2009	2009 to 2010
Revenues (1):
United States	$33,353	$26,724	24.8%	$96,257	$77,575	24.1%
Japan	20,963	11,290	85.7	57,683	34,750	66.0
Europe, the Middle East and Africa	13,603	11,419	19.1	42,726	32,793	30.3
Rest of world	4,967	4,419	12.4	16,244	11,735	38.4

	$72,886	$53,852	35.3	$212,910	$156,853	35.7

(1)	Revenues are attributed to geographies based on the location of the customer, except for shipments by original equipment manufacturers, which are attributed to the country of the origin of the equipment distributed.

Comparison of Three Months Ended September 30, 2010 and 2009

Revenues. Revenues increased $19.0 million, or 35.3%, to $72.9 million in the three months ended September 30, 2010, as compared to revenues of $53.9 million in the three months ended September 30, 2009. In the three months ended September 30, 2010, revenues related to IVUS single-procedure disposables increased $11.4 million, or 36.4%, as compared to the three months ended September 30, 2009. Revenues related to console sales in the three months ended September 2010 decreased $425,000, or 5.0%, primarily resulting from decreased console unit sales partially offset by a net increase in the release of revenue deferrals, as well as favorable pricing. Overall, our revenue increases were driven by increased demand for our disposables, as well as higher revenues resulting from our direct sales efforts in Japan. Additionally, the increases in FM disposable revenues were primarily due to the broader availability of FFR technology as this functionality has been incorporated into our multi-modality console, in conjunction with an increased adoption of the technology based on clinical study data. Industrial segment revenues were $6.2 million in the three months ended September 30, 2010 as compared to $4.2 million in the same period last year, resulting from higher sales to our international telecommunications customers. Other revenues increased $2.3 million, primarily due to higher sales of third party products and higher service contract and rental revenues. Increases in revenues were realized across all our key geographic markets.

Cost of Revenues. Cost of revenues increased $4.2 million, or 19.2%, to $26.0 million, or 35.6% of revenues in the three months ended September 30, 2010, from $21.8 million, or 40.4% of revenues in the three months ended September 30, 2009. The increase in the cost of revenues was primarily due to higher sales volume. Gross margin was 64.4% of revenues in the three months ended September 30, 2010, increasing from 59.6% of revenues in the three months ended September 30, 2009. This favorable gross margin was primarily the result of increased overhead recovery rates due to higher volumes, favorable pricing impact from our transition to the direct sales model in Japan, as well as a decrease in the production costs of IVUS and FM disposable products due to ongoing cost reduction initiatives.

Selling, General and Administrative. Selling, general and administrative expenses increased $1.3 million, or 4.6%, to $29.6 million, or 40.5% of revenues in the three months ended September 30, 2010, as compared to $28.3 million, or 52.5% of revenues in the three months ended September 30, 2009. The increase in the three months ended September 30, 2010 as compared with the three months ended September 30, 2009 was primarily due to increased headcount resulting from the expansion of our U.S. and Europe sales organizations.

Research and Development. Research and development expenses increased $1.0 million, or 10.9%, to $10.2 million, or 14.0% of revenues in the three months ended September 30, 2010, as compared to $9.2 million, or 17.0% of revenues in the three months ended September 30, 2009. The increase in research and development expenses in the three months ended September 30, 2010 as compared with the three months ended September 30, 2009 was primarily due to increased spending on various new and existing product development projects.

In-process research and development. There were no IPR&D expenses in the three months ended September 30, 2010 or 2009.

Amortization of Intangibles. Amortization expense decreased to $627,000, or 0.9% of revenues in the three months ended September 30, 2010, as compared to $1.1 million, or 2.0% of revenues in the three months ended September 30, 2009. The decrease is primarily related to developed technology that we originally acquired from Jomed, NV that was fully amortized as of December 2009, partially offset by amortization expense related to developed technology we acquired in February 2010.

Interest Income. Interest income decreased to $106,000, or 0.1% of revenues in the three months ended September 30, 2010, as compared to $142,000, or 0.3% of revenues in the three months ended September 30, 2009. The decrease was primarily due to a decrease in the weighted-average interest rate earned on our Investments.

Interest Expense. Interest expense increased to $249,000, or 0.3% of revenues in the three months ended September 30, 2010, as compared to $1,000 in the three months ended September 30, 2009. The increase was related to convertible debt issued during the third quarter of 2010.

Exchange Rate (Loss) Gain. Exchange rate loss for the three months ended September 30, 2010 was $91,000, as compared to an exchange rate gain of $2.4 million in the three months ended September 30, 2009. The exchange rate gain for the three months ended September 30, 2009 primarily related to the weakening U.S. dollar compared to the yen and the related effect on the valuation of yen based monetary assets and liabilities held by Volcano Japan. In October 2009, approximately $23.4 million of intercompany receivable amounts owed to Volcano Corporation from Volcano Japan were converted to long-term investment, resulting in a decrease in the amount of yen-based receivables being marked-to-market. In addition, in October 2009, we implemented a hedging program to mitigate the volatility of our exchange rate (loss) gain resulting from the translation of our intercompany receivable balances at current exchange rates. During the three months ended September 30, 2010, the impact of fluctuations in exchange rates was significantly reduced through our hedging practices resulting in a net exchange rate loss of $91,000 for the period.

Provision for Income Taxes. Provision for income taxes for the three months ended September 30, 2010 was $735,000, compared to a provision of $121,000 for the three months ended September 30, 2009, and was primarily related to our Japanese operations.

Comparison of Nine Months Ended September 30, 2010 and 2009

Revenues. Revenues increased $56.1 million, or 35.7%, to $212.9 million in the nine months ended September 30, 2010, as compared to revenues of $156.9 million in the nine months ended September 30, 2009. In the nine months ended September 30, 2010, revenues related to IVUS single-procedure disposables increased $30.5 million, or 33.3%, as compared to the nine months ended September 30, 2009. Revenues related to console sales in the nine months ended September 2010 increased 4.6% as compared to the same period last year, based on an increase in console unit sales. Overall, our revenue increases were driven by increased demand for our disposables, as well as higher revenues resulting from our direct sales efforts in Japan. Additionally, the increases in FM disposable revenues were primarily due to the broader availability of FFR technology as this functionality has been incorporated into our multi-modality console, in conjunction with an increased adoption of the technology based on clinical study data. Industrial segment revenues were $18.0 million in the nine months ended September 30, 2010 as compared to $11.2 million in the same period last year, resulting from higher sales to our international telecommunications customers. Other revenues increased $5.9 million, primarily due to higher sales of third party products and higher service contract and rental revenues. Increases in revenues were realized across all our key geographic markets.

Cost of Revenues. Cost of revenues increased $14.8 million, or 22.8%, to $79.7 million, or 37.4% of revenues in the nine months ended September 30, 2010, from $64.9 million, or 41.4% of revenues in the nine months ended September 30, 2009. The increase in the cost of revenues was primarily due to higher sales volume. Gross margin was 62.6% of revenues in the nine months ended September 30, 2010, increasing from 58.6% of revenues in the nine months ended September 30, 2009. This favorable gross margin was primarily the result of favorable pricing impact from our transition to the direct sales model in Japan, a decrease in the production costs of IVUS and FM disposable products due to ongoing cost reduction initiatives, increased overhead recovery rates due to higher volumes, and lower warranty related costs.

Selling, General and Administrative. Selling, general and administrative expenses increased $12.9 million, or 16.2%, to $92.7 million, or 43.6% of revenues in the nine months ended September 30, 2010, as compared to $79.8 million, or 50.9% of revenues in the nine months ended September 30, 2009. The increase in the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009 was primarily due to increased headcount resulting from the expansion of our U.S., Europe and Japan sales organizations, continued growth in our Japan operation to support our direct sales efforts there, legal expenses related to our litigation matters, increased infrastructure expenses to support company growth, higher stock-based compensation expense, severance payments related to the resignation of two senior executives, and restructuring costs for the closure of our San Antonio facility.

Research and Development. Research and development expenses increased $1.8 million, or 6.5%, to $29.6 million, or 13.9% of revenues in the nine months ended September 30, 2010, as compared to $27.8 million, or 17.7% of revenues in the nine months ended September 30, 2009. The increase in research and development expenses in the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009 was primarily due to increased spending on various new and existing product development projects and increased clinical and regulatory expenses.

In-process research and development. We recorded $65,000 of IPR&D expenses in the nine months ended September 30, 2010 related to the milestone achieved under the OCT program. There were no IPR&D expenses in the nine months ended September 30, 2009.

Amortization of Intangibles. Amortization expense decreased to $1.8 million, or 0.9% of revenues in the nine months ended September 30, 2010, as compared to $3.2 million, or 2.0% of revenues in the nine months ended September 30, 2009. The decrease is primarily related to developed technology that we originally acquired from Jomed, NV that was fully amortized as of December 2009, partially offset by amortization expense related to developed technology we acquired in February 2010.

Interest Income. Interest income decreased to $274,000, or 0.1% of revenues in the nine months ended September 30, 2010, as compared to $640,000, or 0.4% of revenues in the nine months ended September 30, 2009. The decrease was primarily due to a decrease in the weighted-average interest rate earned on our Investments.

Interest Expense. Interest expense increased to $267,000, or 0.1% of revenues in the nine months ended September 30, 2010, as compared to $4,000 in the nine months ended September 30, 2009. The increase was due to interest expense related to convertible debt issued during the third quarter of 2010.

Exchange Rate (Loss) Gain. Exchange rate loss for the nine months ended September 30, 2010 was $635,000, as compared to a gain of $2.2 million in the nine months ended September 30, 2009. The gain in the nine months ended September 30, 2009 primarily related to the weakening of the U.S. dollar compared to the yen and the related effect on the valuation of euro based monetary assets and liabilities held by Volcano Europe. In October 2009, approximately $23.4 million of intercompany receivable amounts owed to

Volcano Corporation from Volcano Japan were converted to long-term investment, resulting in a decrease in the amount of yen-based receivables being marked-to-market. In addition, in October 2009, we implemented a hedging program to mitigate the volatility of our exchange rate (loss) gain resulting from the translation of our intercompany receivable balances at current exchange rates. During the nine months ended September 30, 2010, the impact of fluctuations in exchange rates was significantly reduced through our hedging practices resulting in a net exchange rate loss of $635,000 for the period.

Provision for Income Taxes. Provision for income taxes for the nine months ended September 30, 2010 was $1.4 million, compared to a provision of $833,000 for the nine months ended September 30, 2009 primarily related to our Japanese operations. Stock option excess tax benefits of $176,000 were credited to additional paid-in-capital during the nine month period ended September 30, 2010.

Liquidity and Capital Resources

Sources of Liquidity

Historically, our sources of cash have included:

•

issuance of equity and debt securities, including underwritten public offerings of our common stock and convertible bonds, cash generated from the exercise of employee stock options and participation in our employee stock purchase plan;

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

At September 30, 2010, our cash and cash equivalents and Investments totaled $233.5 million. We invest our excess funds primarily in short-term and long-term securities issued by corporations, banks, the U.S. government, municipalities, financial holding companies and in money market funds comprised of U.S. Treasury and agency securities. Additionally, we diversify our investment portfolio in order to maintain safety and liquidity and we do not hold mortgage-backed securities.

At September 30, 2010, our accumulated deficit was $126.3 million. Historically, we have generated significant operating losses and as a result we did not generate sufficient cash flow to fund our operations and the growth in our business. During the first nine months of 2010, our business generated $26.6 million cash flows from operating activities.

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

On September 20, 2010, we issued $115.0 million principal amount of 2.875% Convertible Senior Notes (the Notes) in an offering registered under the Securities Act of 1933, as amended. To hedge against potential dilution upon conversion of the Notes, we purchased call options on our common stock from JPMorgan Chase Bank, National Association, or JPMorgan Chase. In addition, to reduce the cost of the hedge, under separate transactions we sold warrants to JPMorgan Chase. We received proceeds of $101.4 million from issuance of the Notes, net of brokerage fees ($3.6 million) and net payments related to our hedge transactions ($10.0 million).

Cash Flows

Cash Flows from Operating Activities. Cash provided by operating activities of $26.6 million for the nine months ended September 30, 2010 reflected our net income of $7.0 million, adjustments for non-cash expenses, consisting primarily of $13.5 million of depreciation and amortization and $9.2 million of stock-based compensation expense. Uses of cash included an increase in accounts receivable of $1.5 million due to increased sales, increased inventories of $1.0 million related to higher anticipated sales volumes, and a decrease in accrued compensation of $1.6 million.

Cash Flows from Investing Activities. Cash used by investing activities was $67.4 million in the nine months ended September 30, 2010, consisting primarily of $101.8 million used to purchase investments, $19.2 million used for capital expenditures including our purchase of land in Costa Rica for the planned construction of a manufacturing facility and an initial payment related to the construction of this facility, $4.2 million used for acquisitions and milestone payments, $3.7 million payments for foreign currency exchange forward contracts, as well as $3.0 million used for acquisition of intangible assets. Sources of cash included $63.1 million resulting from the maturity of investments and $1.4 million proceeds from foreign currency exchange contracts.

Cash Flows from Financing Activities. Cash provided by financing activities was $114.2 million in the nine months ended September 30, 2010, resulting primarily from net proceeds of $101.4 million from the convertible debt and related hedge transactions, $10.0 million from the exercise of common stock options, and $2.7 million from the issuance of stock under our employee stock purchase plan. While we are not able to predict cash proceeds from future stock option exercises, we do not anticipate similar proceeds for the remainder of the year.

Future Liquidity Needs

At September 30, 2010, we believe our current cash and cash equivalents and our Investments will be sufficient to fund working capital requirements, capital expenditures (including the expansion of our manufacturing operations into Costa Rica), and operations for at least the next twelve months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating income or losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our sales growth, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, the continuing acceptance of our products in the marketplace, competing technologies, changes in the market and regulatory environment and cash that may be required to settle our foreign currency hedges.

Our ability to fund our longer-term cash needs is subject to various risks, many of which are beyond our control—Refer to our Current Report on Form 8-K filed on September 13, 2010. Should we require additional funding, such as to fund additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities. We cannot assure you that such funding will be available in needed quantities or on terms favorable to us, if at all.

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

In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, and ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, or ASU 2009-14. ASU 2009-13 provides for two significant changes to the existing multiple-element revenue arrangements guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will generally result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. ASU 2009-14 updates guidance on how entities account for revenue arrangements that contain both hardware and software elements.

We prospectively adopted ASU 2009-13 and ASU 2009-14 on January 1, 2010. We have applied ASU 2009-13 to our revenue arrangements containing multiple deliverables that were entered into or significantly modified on or after January 1, 2010. These deliverables can consist of consoles, options for the console, single-procedure disposable products, service and maintenance agreements, biomedical equipment education and exchange rights for alternative platforms of our product functionality. As a result of adopting ASU 2009-13, we have identified additional separate units of accounting related to options for our consoles, biomedical equipment education and exchange rights for alternative platforms of our product functionality. We allocate arrangement consideration based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or our estimate of selling price when fair value is not available for a given unit of accounting. Significant inputs in our estimates of the selling price of separate units of accounting include market and pricing trends, a customer’s geographic location and the expected gross margins by product line. Prior to the adoption of ASU 2009-13, we used the residual method to allocate the arrangement consideration when we had not established fair value of delivered items and deferred all arrangement consideration when fair value was not available for undelivered items. Typically, we recognize revenue for each unit of accounting upon delivery of the item and complete all obligations under an arrangement with multiple deliverables within one year.

The adoption of ASU 2009-13 did not have a material impact on our consolidated financial position or results of operations as of and for the three and nine month periods ending September 30, 2010. For example, as a result of adopting ASU 2009-13, we recognized additional revenues in the three and nine months ended September 30, 2010 of $246,000 and $991,000, respectively. Had we adopted ASU 2009-13 on January 1, 2009, we would have recognized additional revenues in the three and nine months ended September 30, 2009 of $313,000 and $689,000, respectively. The impact on net income (loss) or earnings (loss) per share would not have been material for any period presented.

The adoption of ASU 2009-14 did not impact our consolidated financial position or results of operations.

Other than the adoption of the revenue recognition guidance detailed above, there have been no other material changes to our accounting policies during the nine months ended September 30, 2010.

Off-Balance Sheet Arrangements

At September 30, 2010, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

In September 2010, we, through a wholly owned subsidiary, entered into a Trust, Land Purchase and Right of First Refusal Agreement, or Purchase Agreement, with Zona Franca Coyol, Sociedad Anonima, or CFZ, a Costa Rica stock corporation, and Banco Improsa, Sociedad Anonima, a Costa Rica stock corporation, as trustee, pursuant to which we will gain title to a parcel of land, or Property, for $3.0 million for the purpose of constructing a manufacturing facility, and we will have a five-year right of first refusal to purchase the remaining portion of the Property. The purchase price for such portion will be for an amount not to exceed $3.9 million for the land and an amount not to exceed $12.9 million for the building.

In connection with the Purchase Agreement, we, through a wholly owned subsidiary, also entered into a Fixed Price Building Construction Agreement for Phase One, or Construction Agreement, for the design, planning, construction and administration of construction of our cold shell manufacturing building and exterior work on the Property for $10.5 million, twenty percent of which was paid upon execution of the Construction Agreement, and the remainder of which will be paid over the eleven-month construction period.

Also, in connection with the Purchase Agreement, we, through a wholly owned subsidiary, entered into a Design, Architecture, Engineering and Construction Management Contract, pursuant to which CFZ will act as the designer, planner and construction manager, as well as constructor and general contractor, for the completion of an operational manufacturing facility, including the addition of equipment and related improvements. CFZ will be paid on a cost-plus basis whereby CFZ shall perform or cause to be performed the work specified by the Company and CFZ for the cost of work, plus a construction management fee and reimbursable costs.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in our results of operations and cash flows.

Our exposure to interest rate risk at September 30, 2010 is related to the investment of our excess cash into highly liquid financial investments. We invest in cash and cash equivalents and Investments in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and obtain the best yields available consistent with the investment risk. Our investment policy specifies credit quality standards for our investments. We do not hold mortgage-backed securities. Due to the generally short-term nature of the majority of our investments, we have assessed that there is no material exposure to interest rate risk arising from them.

We are exposed to foreign currency risk related to our European and Japanese operations. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro and the yen, could adversely affect our financial results. During the nine months ended September 30, 2010, our revenues were unfavorably impacted by the valuation of the euro and favorably impacted by the valuation of the yen, as compared to the U.S. dollar. In periods of a strengthening U.S. dollar, our results of operations including the amount of revenue that we report in future periods could be negatively impacted. Commencing October 2009, we began using foreign exchange forward contracts to manage a portion of the foreign currency exposure risk for our monetary assets and liabilities denominated in the yen and the euro. We only use derivative instruments to reduce foreign currency exchange rate risks; we do not hold any derivative financial instruments for trading or speculative purposes. We primarily use foreign exchange forward contracts to hedge foreign currency exposures, and they generally have terms of one year or less. Realized and unrealized gains or losses on the value of financial contracts used to hedge the exchange rate exposure of these monetary assets and liabilities are also included in the determination of net income, as these transactions have not been designated for hedge accounting. These contracts effectively fix the exchange rate at which these specific monetary assets and liabilities will be settled so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying monetary assets and liabilities. These contracts contain net settlement features. If we experience unfavorable changes in foreign exchange rates, we may be required to use material amounts of cash to settle the transactions which may adversely affect the operating results that we report with respect to the corresponding period.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, at September 30, 2010, our disclosure controls and procedures were effective.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 4 to our unaudited consolidated financial statements, “Commitments and Contingencies–Litigation,” included in Part I, Item 1 of this quarterly report, is incorporated herein by reference.

Item 1A.	Risk Factors

This “Risk Factors” section provides updated information in certain areas from the “Risk Factors” set forth in our Current Report on Form 8-K, or Current Report, filed on September 13, 2010. Set forth below are certain risk factors that have been updated from such Current Report. The risks and uncertainties described in the Current Report, as added, expanded or updated below do not constitute all the risk factors that pertain to our business but we do believe that they reflect the more important ones. Please review the Current Report for a complete listing of “Risk Factors” that pertain to our business.

Risks related to our business and industry

The risks inherent in our international operations may adversely impact our revenues, results of operations and financial condition.

We derive, and anticipate we will continue to derive, a significant portion of our revenues from operations in Japan and Europe. In the nine months ended September 30, 2010, revenues to customers located in Japan were $57.7 million and revenues to customers located in Europe, Middle East and Africa were $42.7 million, representing approximately 27% and 20%, respectively, of our total revenues. As we expand internationally, we will need to hire, train and retain qualified personnel for our manufacturing and direct sales efforts, retain distributors, and train their and our personnel in countries where language, cultural or regulatory impediments may exist. We cannot ensure that distributors, physicians, regulators or other government agencies will accept our products, services and business practices. In addition, we purchase some components on the international market. The sale and shipment of our products and services across international borders, as well as the purchase of components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions, including:

•	our ability to obtain, and the costs associated with obtaining, U.S. export licenses and other required export or import licenses or approvals;

•	changes in duties and tariffs, taxes, trade restrictions, license obligations and other non-tariff barriers to trade;

•	burdens of complying with a wide variety of foreign laws and regulations related to healthcare products;

•	costs of localizing product and service offerings for foreign markets;

•	business practices favoring local companies;

•	longer payment cycles and difficulties collecting receivables through foreign legal systems;

•	difficulties in enforcing or defending agreements and intellectual property rights;

•	fluctuations in foreign currency exchange rates; and

•	changes in foreign political or economic conditions.

We cannot ensure that one or more of these factors will not harm our business. Any material decrease in our international revenues or inability to expand our international operations would adversely impact our revenues, results of operations and financial condition.

We recently announced plans to expand our manufacturing capacity by constructing facilities in Costa Rica. We may encounter a number of challenges relating to the construction, management and operation of such facilities, and the expansion has and will continue to increase our fixed costs, which may have a negative impact on our financial results and condition.

On September 23, 2010, we, through a wholly owned subsidiary, entered into a series of agreements to acquire real property and design and build manufacturing facilities in Costa Rica. We have never established or operated manufacturing facilities outside the United States, and cannot assure you that we will be able to successfully establish or operate these facilities in a timely or profitable manner, or at all. We depend upon Zona Franca Coyol, a third party construction company, to assist us in the design, construction and validation of the manufacturing facilities. In addition, we will need to transfer our manufacturing processes technology and know-how to our Costa Rica facilities. If we are unable to establish or operate these facilities or successfully transfer our manufacturing processes, technology and know-how in a timely and cost-effective manner, or at all, then we may experience disruptions in our operations, which could negatively impact our business and financial results.

We will need to obtain a number of permits and regulatory approvals prior, and subsequent, to commencing operations in such facilities. Our ability to obtain necessary permits and approvals may be subject to additional costs and possible delays beyond what we initially plan for. In addition, our manufacturing facilities, and those of our suppliers, must comply with applicable regulatory requirements. Failure of our manufacturing facilities to comply with regulatory and quality requirements would harm our business and our results of operations.

Our ability to operate this facility successfully will greatly depend on our ability to hire, train and retain an adequate number of employees, in particular employees with the appropriate level of knowledge, background and skills. We will compete with several other medical device companies with manufacturing facilities in Costa Rica to hire these skilled employees. Should we be unable to hire such employees, and an adequate number of them, our business and financial results could be negatively impacted.

As we begin construction on these manufacturing facilities, our fixed costs will increase. If we experience a demand in our products that exceeds our manufacturing capacity, we may not have sufficient inventory to meet our customers’ demands, which would negatively impact our revenues. If the demand for our products decreases or if we do not produce the output we plan or anticipate after the facilities are operational, we may not be able to spread a significant amount of our fixed costs over the production volume, thereby increasing our per unit fixed cost, which would have a negative impact on our financial condition and results of operations.

We also face particular commercial, jurisdictional and legal risks associated with our proposed expansion in Costa Rica. The success of this relationship and our activities in Costa Rica in general are subject to the economic, political and legal conditions or developments in Costa Rica.

Disruptions or other adverse developments during the construction and planned operations stage of our planned Costa Rica facilities could materially adversely affect our business. If our Costa Rica operations are disrupted for any reason, then we may be forced to locate alternative manufacturing facilities, including facilities operated by third parties. Disruptions may include, but are not limited to: changes in the legal and regulatory environment in Costa Rica; slowdowns or work stoppages within the Costa Rican customs authorities; acts of God (including but not limited to potential disruptive effects from an active volcano near the facility or earthquakes, hurricanes and other natural disasters); and other issues associated with significant operations that are remote from our headquarters and operations centers. Additionally, continued growth in product sales could outpace the ability of our Costa Rican operation to supply products on a timely basis or cause us to take actions within our manufacturing operations which increase costs, complexity and timing. Locating alternative facilities would be time-consuming, would disrupt our production and cause shipment delays and could result in damage to our reputation and profitability. Additionally, we cannot assure you that alternative manufacturing facilities would offer the same cost structure as our Costa Rica facility.

We have a limited operating history, have incurred significant operating losses since inception and cannot assure you that we will achieve sustained profitability.

We were formed in January 2000 and until 2003 were a development stage company substantially devoted to the research and development of tools designed to diagnose vulnerable plaque. In July 2003, we acquired substantially all of the assets related to the IVUS and FM product lines from Jomed, Inc. and commenced the manufacturing, sale and distribution of IVUS and FM products. We have yet to generate sufficient revenues to sustain profitability. Even if we do increase revenues, we expect our operating expenses will increase as we expand our business to meet anticipated growing demand for our products as we devote resources to our sales, marketing and research and development activities and as we satisfy our debt service obligations. If we are unable to reduce our cost of revenues and our operating expenses, we may not achieve sustained profitability. Although we achieved profitability during the quarters ended September 30, 2010, June 30, 2010, December 31, 2008 and September 30, 2008, you should not rely on our operating results for any prior quarterly or annual period as an indication of our future operating performance. At September 30, 2010, we had an accumulated deficit of $126.3 million. We expect to experience quarterly fluctuations in our revenues due to the timing of capital purchases by our customers and to a lesser degree the seasonality of disposable consumption by our customers. Additionally, expenses will fluctuate as we make future investments in research and development, selling and marketing and general and administrative activities and as we satisfy our debt service obligations. This will cause us to experience variability in our reported earnings and losses in future periods. Failure to achieve sustained profitability would negatively impact the market price of our common stock.

We have a significant amount of indebtedness. We may not be able to generate enough cash flow from our operations to service our indebtedness, and we may incur additional indebtedness in the future, which could adversely affect our business, financial condition and results of operations.

As of September 30, 2010, our total consolidated indebtedness and trade payables totaled $128.0 million, $115.0 million of which constituted indebtedness under our 2.875% convertible senior notes due 2015, or the convertible senior notes. Our ability to make payments on, and to refinance, our indebtedness, including the convertible senior notes, and to fund planned capital expenditures, research and development efforts, working capital, acquisitions and other general corporate purposes depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors, some of which are beyond our control. If we do not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to pay our indebtedness, including payments of principal upon conversion of the convertible senior notes or on their maturity, or to fund our liquidity needs, we may be forced to refinance all or a portion of our indebtedness, including the convertible senior notes, on or before the maturity thereof, sell assets, reduce or delay capital expenditures, seek to raise additional capital or take other similar actions. We may not be able to affect any of these actions on commercially reasonable terms or at all. Our ability to refinance our indebtedness will depend on our financial condition at the time, the restrictions in the instruments governing our indebtedness and other factors, including market conditions. In addition, in the event of a default with respect to the convertible senior notes, the holders of the convertible senior notes and/or the trustee under the indenture governing these notes may accelerate the payment of our obligations under these notes, which could have a material adverse effect on our business, financial condition and results of operations. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would likely have an adverse effect, which could be material, on our business, financial condition and results of operations.

In addition, our significant indebtedness combined with our other financial obligations and contractual commitments could have other important consequences. For example, it could:

•	make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and adverse changes in government regulation;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	place us at a competitive disadvantage compared to our competitors who have less debt; and

•	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other purposes.

Any of these factors could materially and adversely affect our business, financial condition and results of operations. In addition, if we incur additional indebtedness, which we are not prohibited from doing under the terms of the indenture governing the convertible senior notes, the risks related to our business and our ability to service our indebtedness would increase.

Fluctuations in foreign currency exchange rates could result in declines in our reported revenues and earnings.

Our reported revenues and earnings are subject to fluctuations in currency exchange rates. Prior to October 2009 we did not engage in hedging activities with respect to our foreign currency exchange risk. Commencing October 2009, we began using foreign exchange forward contracts to manage a portion of the foreign currency exposure risk for foreign subsidiaries with monetary assets and liabilities denominated in the yen and the euro. We do not engage in foreign currency hedging arrangements for our revenues or operating expenses, and, consequently, foreign currency fluctuations may adversely affect our revenues and earnings. We cannot be assured our hedges will be effective or that the costs of the hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro and the yen, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results. During the nine months ended September 30, 2010, 15.8% and 27.0% of our revenues were denominated in the euro and yen, respectively, 10.0% of our operating expenses were denominated in the euro and 12.9% of our operating expenses were denominated in the yen. Historically, revenues from our Japanese operations were primarily denominated in the U.S. dollar. Due to increases in direct sales denominated in the Japanese yen as well as the integration of our Japan operations into the local economic environment, effective July 1, 2009, we changed the functional currency of Volcano Japan to the Japanese yen. During the nine months ended September 30, 2010, the U.S. dollar weakened versus the yen. In periods of a strengthening U.S. dollar relative to the yen, because the conversion from yen to U.S. dollars for our Japan operations would result in relatively fewer U.S. dollars, our results of operations that we report in future periods could be negatively impacted.

Our efforts to continue our transition to a direct sales force in Japan may not be successful or may cause us to incur additional expenses and reduced revenues sooner than initially planned. If we are not successful or incur such additional expenses sooner than expected, then our business and results of operations may be materially and adversely affected.

A significant portion of our annual revenues was derived from sales to our Japanese distributors, primarily Goodman Company, Ltd., or Goodman, (until we terminated our relationship, as described below), Fukuda Denshi Co., Ltd., or Fukuda, and Johnson & Johnson K.K., Cordis Division, or Johnson & Johnson. In the nine months ended September 30, 2010, we generated revenues of $14.7 million, which accounted for approximately 6.9% of our revenues, from sales to our Japanese distributors. Sales to Japanese distributors accounted for 24.3% and 11.8% of our revenues in 2008 and 2009, respectively.

On July 8, 2009, we entered into a Distributor Termination Agreement with Goodman that terminated certain agreements between us and Goodman effective August 31, 2009 and provided for the transition of the distribution, formerly handled by Goodman, of Volcano products in Japan to Volcano Japan. On September 20, 2010, we entered into a Mutual Termination Agreement with Fukuda, which provides that our distribution arrangement with Fukuda will terminate effective November 30, 2010 and the distribution of Volcano products in Japan will transition to Volcano Japan.

Although we have no current plans to do so, we may decide in the future to fully transition to a direct sales force in Japan. There is no assurance that we will be successful in completing our transition to a direct sales force in Japan and that we will be able to continue to successfully place, sell and service our products in Japan through a direct sales force or to successfully insure the growth of our direct sales force that may be needed in the event we terminate additional distributor relationships. Our challenges and potential risks in connection with expanding our direct sales force in Japan include, but are not limited to, (a) the successful retention and servicing of current distributors and customers in Japan, (b) strong market adoption of our technology in Japan, (c) the achievement of our growth and market development strategies in Japan, and (d) our ability to recruit, train and retain an expanded direct sales force in Japan. In addition, to the extent we terminate additional relationships with distributors, we may incur significant additional expenses and reduced revenues sooner than initially planned. Our efforts to successfully expand our direct sales strategy in Japan or the failure to achieve our sales objectives in Japan may adversely impact our revenues, results of operations and financial condition and negatively impact our ability to sustain and grow our business in Japan.

We may require significant additional capital to pursue our growth strategy, and our failure to raise capital when needed could prevent us from executing our growth strategy.

We believe that our existing cash and cash equivalents and short-term and long-term available-for-sale investments will be sufficient to meet our anticipated cash needs for at least the next twelve months. However, we may need to obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to act on opportunities to acquire or invest in complementary businesses, products or technologies. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:

•	market acceptance of our products;

•	the revenues generated by our products;

•	the need to adapt to changing technologies and technical requirements, and the costs related thereto;

•	the costs associated with expanding our manufacturing, marketing, sales and distribution efforts;

•	the existence and timing of opportunities for expansion, including acquisitions and strategic transactions; and

•	costs and fees associated with defending existing or potential litigation.

In addition, we are required to make periodic interest payments to the holders of our convertible senior notes and to make payments of principal upon conversion or maturity. We may also be required to purchase the convertible senior notes for cash upon the occurrence of a change of control or certain other fundamental changes involving us. If our capital resources are insufficient to satisfy our debt service or liquidity requirements, we may seek to sell additional equity or debt securities or to obtain debt financing. The sale of additional equity or debt securities, or the use of our stock in an acquisition or strategic transaction, would result in additional dilution to our stockholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and our significant historical losses and current national and global financial conditions may prevent us from obtaining additional funds on favorable terms, if at all.

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

A significant portion of our annual revenues has been derived from sales to our Japanese distributors, primarily Goodman, Fukuda and Johnson & Johnson. In the nine months ended September 30, 2010, we generated revenues of $14.7 million, which accounted for approximately 6.9% of our revenues, from sales to our Japanese distributors. In July 2009, we formally terminated our distribution relationship with Goodman as part of our transition towards a direct sales model in Japan. In September 2010, we entered into an agreement with Fukuda to terminate our distribution relationship effective November 30, 2010. In December 2006, we also entered into a memorandum of understanding relating to the distribution of our products by Johnson & Johnson. The memorandum of understanding continues on an annual basis unless either party indicates its intention to terminate, in writing, two months prior to expiration of the term.

A significant change in our relationship with our distributors or in the relationships among our remaining distributors may have a negative impact on our ability to sustain and grow our business in Japan.

We also use distributors in certain other international markets. Other than Japan, no one market in which we use distributors represents a significant portion of our revenues but, in the aggregate, problems with these distribution arrangements could negatively affect our international sales strategy, our revenues and the market price of our stock.

Our reported or future financial results could be adversely affected by the application of existing or future accounting standards.

U.S. generally accepted accounting principles and related implementation guidelines and interpretations can be highly complex and involve subjective judgments. Changes in these rules or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could have a significant adverse effect on our financial results. For example, the accounting for convertible debt securities, and the accounting for the convertible note hedge transactions and the warrant transactions we entered into in connection with the offering of the convertible senior notes, is subject to frequent scrutiny by the accounting regulatory bodies and is subject to change. We cannot predict if or when any such change could be made and any such change could have an adverse impact on our reported or future financial results. In addition, in the event the conversion features of the convertible senior notes are triggered, we could be required under applicable accounting standards to reclassify all or a portion of the outstanding principal of the convertible senior notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

If we achieve sustained profitability and there is an ownership change, we cannot assure you that our net operating losses will be available to reduce our tax liability.

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

Risks related to our intellectual property and litigation

The medical device industry is characterized by patent and other intellectual property litigation, and we could become subject to litigation that could be costly, result in the diversion of our management’s time and efforts, require us to pay damages or prevent us from selling our products.

The medical device industry is characterized by extensive litigation and administrative proceedings over patent and other intellectual property rights. Whether or not a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Our competitors may assert that they own U.S. or foreign patents containing claims that cover our products, their components or the methods we employ in the manufacture or use of our products. In particular, in July 2010 St. Jude Medical, Inc., or St. Jude, filed a lawsuit in federal district court in Delaware against us alleging that our pressure guide wire products infringe five patents owned by St. Jude. We filed a response on September 20, 2010, in which we denied that our products infringe any valid claim in St. Jude’s asserted patents. In addition, we filed a counterclaim in which we assert that St. Jude’s pressure guide wire products, including the RadiAnalyzer Express®, infringe upon three of our patents. We are also currently in ongoing litigation with LightLab Imaging, Inc., or LightLab, in the Superior Court of Massachusetts and the Delaware Chancery Court. In addition, we may become a party to an interference proceeding declared by the U.S. Patent and Trademark Office to determine the priority of an invention relating to a pending U.S. patent application. Because patent applications can take many years to issue and in many instances at least 18 months to publish, there may be applications now pending of which we are unaware, which may later result in issued patents that contain claims that cover our products. There could also be existing patents, of which we are unaware, that contain claims that cover one or more components of our products. As the number of participants in our industry increases, the possibility of patent infringement claims against us also increases.

Any interference proceeding, litigation or other assertion of claims against us may cause us to incur substantial costs, could place a significant strain on our financial resources, divert the attention of our management from our core business and harm our reputation. If the relevant patents asserted against us were upheld as valid and enforceable and were found to be infringed, we could be required to pay substantial damages and/or royalties and could be prevented from selling our products unless we could obtain a license or were able to redesign our products to avoid infringement. Any such license may not be available on reasonable terms, if at all. If we fail to obtain any required licenses or make any necessary changes to our products or technologies, we may be unable to make, use, sell or otherwise commercialize one or more of our products in the affected country. In addition, if we are found to infringe willfully, we could be required to pay treble damages and attorney fees, among other penalties.

Risks related to our common stock

We expect that the price of our common stock will fluctuate substantially.

The market price of our common stock could be subject to significant fluctuation. Factors that could cause volatility in the market price of our common stock include the following:

•	changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earnings estimates;

•	quarterly variations in our or our competitors’ results of operations;

•	changes in governmental regulations or in the status of our regulatory clearance or approvals;

•	changes in availability of third-party reimbursement in the U.S. or other countries;

•	the announcement of new products or product enhancements by us or our competitors;

•	the announcement of an acquisition or other business combination or strategic transaction;

•	possible sales of our common stock by investors who view our convertible senior notes as a more attractive means of equity participation in us;

•	the conversion of some or all of our convertible senior notes and any sales in the public market of shares of our common stock issued upon conversion of the notes;

•	hedging or arbitrage trading activity involving our common stock, including in connection with arbitrage strategies employed or that may be employed by investors in our convertible senior notes.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

1.1	Underwriting Agreement, dated September 14, 2010, by and between Volcano Corporation and J.P. Morgan Securities LLC (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 15, 2010).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on August 29, 2008, and incorporated herein by reference).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

Exhibit No.	Description of Exhibit

4.2	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

4.3	Fourth Amended and Restated Investor Rights Agreement, dated February 18, 2005, by and among the Registrant and certain stockholders (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.4	Rights Agreement, by and between the Registrant and American Stock Transfer & Trust Company, dated June 20, 2006 (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.5	Indenture, dated September 20, 2010 by and between Volcano Corporation and Wells Fargo Bank, N.A. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 20, 2010, and incorporated herein by reference).

4.6	Supplemental Indenture, dated September 20, 2010 by and between Volcano Corporation and Wells Fargo Bank, N.A. (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 20, 2010, and incorporated herein by reference).

4.7	Form of 2.875% Convertible Senior Notes due 2015 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 20, 2010, and incorporated herein by reference).

10.4	Base Call Option Transaction Confirmation, dated September 14, 2010, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 15, 2010, and incorporated herein by reference).

10.5	Base Warrants Confirmation, dated September 14, 2010, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 15, 2010, and incorporated herein by reference).

10.6	Additional Call Option Transaction Confirmation, dated September 16, 2010, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 20, 2010, and incorporated herein by reference).

10.7	Additional Warrants Confirmation, dated September 16, 2010, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 20, 2010, and incorporated herein by reference).

10.8	Trust, Land Purchase and Right of First Refusal Agreement by and among Volcarica, Socieded de Responsabilidad Limitada, Zona Franca Coyol, Sociedad Anonima and Banco Improsa, Sociedad Anonima, dated as of September 23, 2010 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 29, 2010, and incorporated herein by reference).

10.9	Fixed Price Building Construction Agreement for Phase One by and between Volcarica, Socieded de Responsabilidad Limitada and Zona Franca Coyol, Sociedad Anonima, dated as of September 23, 2010 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 29, 2010, and incorporated herein by reference).

10.10	Design, Architecture, Engineering and Construction Management Contract by and between Volcarica, Socieded de Responsabilidad Limitada and Zona Franca Coyol, Sociedad Anonima, dated as of September 23, 2010 (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 29, 2010, and incorporated herein by reference).

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No.	Description of Exhibit

32.1*	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ John T. Dahldorf John T. Dahldorf	Chief Financial Officer (principal financial officer, principal accounting officer and duly authorized officer)	November 5, 2010

Exhibit Index

Exhibit No.	Description of Exhibit

1.1	Underwriting Agreement, dated September 14, 2010, by and between Volcano Corporation and J.P. Morgan Securities LLC (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 15, 2010).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on August 29, 2008, and incorporated herein by reference).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

4.3	Fourth Amended and Restated Investor Rights Agreement, dated February 18, 2005, by and among the Registrant and certain stockholders (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.4	Rights Agreement, by and between the Registrant and American Stock Transfer & Trust Company, dated June 20, 2006 (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.5	Indenture, dated September 20, 2010 by and between Volcano Corporation and Wells Fargo Bank, N.A. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 20, 2010, and incorporated herein by reference).

4.6	Supplemental Indenture, dated September 20, 2010 by and between Volcano Corporation and Wells Fargo Bank, N.A. (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 20, 2010, and incorporated herein by reference).

4.7	Form of 2.875% Convertible Senior Notes due 2015 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 20, 2010, and incorporated herein by reference).

10.4	Base Call Option Transaction Confirmation, dated September 14, 2010, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 15, 2010, and incorporated herein by reference).

10.5	Base Warrants Confirmation, dated September 14, 2010, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 15, 2010, and incorporated herein by reference).

10.6	Additional Call Option Transaction Confirmation, dated September 16, 2010, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 20, 2010, and incorporated herein by reference).

10.7	Additional Warrants Confirmation, dated September 16, 2010, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 20, 2010, and incorporated herein by reference).

Exhibit No.	Description of Exhibit

10.8	Trust, Land Purchase and Right of First Refusal Agreement by and among Volcarica, Socieded de Responsabilidad Limitada, Zona Franca Coyol, Sociedad Anonima and Banco Improsa, Sociedad Anonima, dated as of September 23, 2010 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 29, 2010, and incorporated herein by reference).

10.9	Fixed Price Building Construction Agreement for Phase One by and between Volcarica, Socieded de Responsabilidad Limitada and Zona Franca Coyol, Sociedad Anonima, dated as of September 23, 2010 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 29, 2010, and incorporated herein by reference).

10.10	Design, Architecture, Engineering and Construction Management Contract by and between Volcarica, Socieded de Responsabilidad Limitada and Zona Franca Coyol, Sociedad Anonima, dated as of September 23, 2010 (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 29, 2010, and incorporated herein by reference).

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.