Form 10-Q
period 2011-03-31
Volcano Corp
filed 2011-05-06
CIK 1354217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 29, 2011
Common stock, $0.001 par value	52,142,275

VOLCANO CORPORATION

Quarterly Report on Form 10-Q for the quarter ended March 31, 2011

Index

	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	a. Unaudited Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010	3
	b. Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010	4
	c. Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2011	5
	d. Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010	6
	e. Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	34
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 6.	Exhibits	55
Signatures		56

EX-10.4
EX-10.5
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VOLCANO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$53,004	$43,429
Short-term available-for-sale investments	153,228	175,283
Accounts receivable, net	60,329	59,133
Inventories	43,858	40,499
Prepaid expenses and other current assets	7,634	6,643

Total current assets	318,053	324,987
Long-term available-for-sale investments	33,285	26,804
Property and equipment, net of accumulated depreciation of $50,867 and $46,299, respectively	58,440	56,503
Intangible assets, net	16,558	17,103
Goodwill	2,487	2,487
Other non-current assets	3,941	3,682

Total assets	$432,764	$431,566

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,788	$13,895
Accrued compensation	13,935	18,241
Accrued expenses and other current liabilities	17,105	21,960
Deferred revenues	5,973	5,898
Current maturities of long-term debt	70	56

Total current liabilities	51,871	60,050
Convertible senior notes	92,259	91,162
Other long-term debt	75	74
Deferred revenues	2,640	2,466
Other	3,127	3,478

Total liabilities	149,972	157,230
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, par value of $0.001; 10,000 shares authorized; no shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, par value of $0.001; 250,000 shares authorized at March 31, 2011 and December 31, 2010; 52,038 and 51,366 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	52	51
Additional paid-in capital	410,492	402,895
Accumulated other comprehensive loss	(891)	(593)
Accumulated deficit	(126,861)	(128,017)

Total stockholders’ equity	282,792	274,336

Total liabilities and stockholders’ equity	$432,764	$431,566

See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues	$80,995	$66,572
Cost of revenues, excluding amortization of intangibles	27,874	26,638

Gross profit	53,121	39,934
Operating expenses:
Selling, general and administrative	35,460	33,079
Research and development	13,088	9,858
Amortization of intangibles	855	573
In-process research and development	—	32

Total operating expenses	49,403	43,542

Operating income (loss)	3,718	(3,608)
Interest income	243	85
Interest expense	(2,005)	(7)
Exchange rate loss	(388)	(121)
Other, net	—	(10)

Income (loss) before provision for income taxes	1,568	(3,661)
Provision for income taxes	412	375

Net income (loss)	$1,156	$(4,036)

Net income (loss) per share:
Basic	$0.02	$(0.08)

Diluted	$0.02	$(0.08)

Shares used in calculating net income (loss) per share:
Basic	51,766	49,743

Diluted	54,215	49,743

See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2010	51,366	$51	$402,895	$(593)	$(128,017)	$274,336
Issuance of common stock under equity plans	672	1	4,693			4,694
Stock-based compensation cost			2,904			2,904
Comprehensive income
Net income					1,156	1,156
Foreign currency translation adjustments				(341)		(341)
Changes in net unrealized loss on available-for-sale investments				43		43

Total comprehensive income						858

Balance at March 31, 2011	52,038	$52	$410,492	$(891)	$(126,861)	$282,792

See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net income (loss)	$1,156	$(4,036)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,560	4,336
Amortization of investment premium, net	736	250
Accretion of debt discount on convertible senior notes	1,138	—
Non-cash stock-based compensation expense	3,094	3,083
Other non-cash adjustments	821	53
Loss on disposal of long-lived assets	52	10
In-process research and development	—	32
Changes in operating assets and liabilities:
Accounts receivable	(759)	3,126
Inventories	(1,799)	(468)
Prepaid expenses and other assets	(1,141)	251
Restricted cash	(77)	—
Accounts payable	729	1,764
Accrued compensation	(4,375)	(650)
Accrued expenses and other liabilities	(5,121)	(879)
Deferred revenues	184	258

Net cash provided by operating activities	198	7,130

Investing activities
Purchase of short-term and long-term available-for-sale investments	(83,908)	(17,326)
Sale or maturity of short-term and long-term available-for-sale investments	98,790	15,001
Capital expenditures	(6,747)	(3,920)
Cash paid related to acquisitions, net of cash acquired	—	(563)
Cash paid for intangible assets	(313)	(2,052)
Proceeds from foreign currency exchange contracts	374	688
Payment for foreign currency exchange contracts	(817)	—

Net cash provided by (used in) investing activities	7,379	(8,172)

Financing activities
Repayment of long-term debt	(10)	(13)
Proceeds from sale of common stock under employee stock purchase plan	1,755	1,234
Proceeds from exercise of common stock options	2,939	4,006

Net cash provided by financing activities	4,684	5,227
Effect of exchange rate changes on cash and cash equivalents	(2,686)	235

Net increase in cash and cash equivalents	9,575	4,420
Cash and cash equivalents, beginning of period	43,429	56,055

Cash and cash equivalents, end of period	$53,004	$60,475

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,481	$7
Cash paid for income taxes	$1,449	$122
Supplemental disclosure of non-cash investing activities:
Issuance of common stock related to milestone payment	$—	$10,468

See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

1. Summary of Significant Accounting Policies

Basis of Presentation and Nature of Operations

The unaudited condensed consolidated financial statements of Volcano Corporation (“we”, “us”, “our”, “Volcano” or the “Company”) contained in this quarterly report on Form 10-Q include our financial statements and the financial statements of our wholly-owned subsidiaries, Volcano Japan Co. Ltd., or Volcano Japan, Volcano Europe S.A./N.V., or Volcano Europe, Axsun Technologies, Inc., or Axsun, Volcano Therapeutics South Africa (Pty) Ltd., or Volcano South Africa, a wholly-owned subsidiary of Volcano Europe, Volcano Netherlands Holdings, B.V., or Volcano Netherlands, and Volcarica, Socieded de Responsabilidad Limitada, a wholly-owned subsidiary of Volcano Netherlands.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented.

We design, develop, manufacture and commercialize a broad suite of intravascular ultrasound, or IVUS, and functional measurement, or FM, products that we believe enhance the diagnosis and treatment of vascular and structural heart disease. Our products consist of consoles which have been designed to serve as a multi-modality platform for our phased array and rotational IVUS catheters, fractional flow reserve pressure wires and Medtronic’s Pioneer reentry device. We are developing additional offerings for integration into the platform, including forward-looking IVUS, or FL.IVUS, catheters, image-guided therapy catheters and ultra-high resolution Optical Coherence Tomography, or OCT, systems and catheters.

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

We have prepared the accompanying financial information at March 31, 2011 and for the three months ended March 31, 2011 and 2010, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Concentrations of Credit Risk

Financial instruments which subject us to potential credit risk consist of our cash and cash equivalents, short-term and long-term available-for-sale investments, or Investments, and accounts receivable. We have established guidelines to limit our exposure to credit risk by placing our Investments with high credit quality financial institutions, diversifying our investment portfolio and holding investments with maturities that maintain safety and liquidity. We also place our cash and cash equivalents with high credit quality financial institutions. Deposits with these financial institutions may exceed the amount of insurance provided; however, these deposits typically are redeemable upon demand. Therefore we believe the financial risks associated with these financial instruments are minimal.

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

In connection with the issuance of our 2.875% Convertible Senior Notes, or the Notes, we purchased call options from JPMorgan Chase Bank, National Association, or JPMorgan Chase. Non-performance by JPMorgan Chase under these call options would potentially expose us to dilution of our common stock to the extent our stock price exceeds the conversion price. See Note 3 “Financial Statement Details — Convertible Debt” for additional information.

We purchase integrated circuits and other key components for use in our products from third party suppliers. For certain components, which are currently single sourced, there are relatively few sources of supply. Although we believe that other suppliers could provide similar components on comparable terms, establishment of additional or replacement suppliers cannot be accomplished quickly. Any significant supply interruption could have a material adverse effect on our business, financial condition and results of operations. For further discussion, see “Risk Factors — Our manufacturing operations are dependent upon third party suppliers, some of which are sole-sourced, which makes us vulnerable to supply problems, price fluctuations and manufacturing delays.”

Net Income (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential dilutive securities are excluded from the diluted earnings (loss) per share computation in loss periods as their effect would be anti-dilutive.

Our potentially dilutive shares include outstanding common stock options, restricted stock units, incremental shares issuable upon the conversion of our Notes, or exercise of the warrants relating to the Notes (See Note 3 “Financial Statement Details — Convertible Debt”). Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share or increase net income per share or if the underlying obligation will be settled in cash as discussed in the following paragraph. For the three months ended March 31, 2011 and 2010, potentially dilutive shares totaling 1.9 million and 2.9 million, respectively, have not been included in the computation of diluted net income (loss) per share, as the result would be anti-dilutive.

Diluted net income per common share does not include any incremental shares or warrants related to the Notes for the three months ended March 31, 2011. Because the principal amount of the Notes will be settled in cash upon conversion, only the conversion spread relating to the Notes will be included in our calculation of diluted net income per common share. As such, the Notes will have no impact on diluted net income per common share until the price of our common stock exceeds the conversion price (initially $29.64, subject to adjustments) of the Notes. The warrants will not have an impact on diluted net income per common share until the price of our common stock exceeds the strike price of the warrants (initially $34.875, subject to adjustments). When the market price of our stock exceeds the conversion price or strike price, as applicable, we will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued upon conversion of the Notes or exercise of the warrants using the treasury stock method.

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

The basic and diluted net income (loss) per share calculations for the three months ended March 31, 2011 and 2010 are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
Net income (loss)	$1,156	$(4,036)

Weighted average common shares outstanding for basic	51,766	49,743
Dilutive potential common stock outstanding:
Stock options	2,061	—
Restricted stock units	364	—
Employee stock purchase plan	24	—

Weighted average common shares outstanding for diluted	54,215	49,743

Net income (loss) per share:
Basic	$0.02	$(0.08)

Diluted	$0.02	$(0.08)

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board, or FASB, updated the accounting guidance relating to the test for potential impairment of goodwill that we are required to perform annually. The updated guidance requires companies to perform the second step of the impairment test to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists when the carrying amount of a reporting unit is zero or negative. In considering whether it is more likely than not that a goodwill impairment exists, an entity shall evaluate whether there are adverse qualitative factors. The updated guidance is effective for us beginning in fiscal year 2012. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In December 2010, GAAP related to business combinations was clarified. Public entities involved in a business combination are now required to disclose revenue and earnings of the combined entity as though the combination that occurred during the current year had occurred as of the beginning of the comparable prior period being presented. It also requires that supplemental pro forma disclosures include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination be included. This guidance is effective for us for acquisitions occurring on or after the beginning of our 2011 fiscal year. This will not have an effect on our condensed consolidated financial statements.

2. Acquisitions

CardioSpectra Acquisition

On December 18, 2007, we acquired CardioSpectra, Inc., or CardioSpectra, a privately-held corporation, for an aggregate purchase price of $27.0 million. The acquisition of CardioSpectra’s OCT technology is expected to complement our existing product offerings and further enhance our position as an imaging technology leader in the field of interventional medicine. The acquisition was accounted for as an asset purchase. We have included the operating results associated with the CardioSpectra acquisition in our consolidated financial statements from the date of acquisition.

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

In December 2009, the first milestone specified in the CardioSpectra merger agreement was achieved and at December 31, 2009, the corresponding milestone payment totaling $11.0 million was recorded as in-process research and development, or IPR&D, expense and was included in accrued expenses and other current liabilities ($10.5 million) and accounts payable ($531,000). In January 2010, we paid the milestone payment with the issuance of 609,360 shares of our common stock and $531,000 of cash. The second milestone specified in the merger agreement was not achieved as of December 31, 2010, and as such, the second milestone payment will not be paid. Additional remaining milestone payments of up to $17.0 million may be paid upon achievement of the respective revenue targets described in the merger agreement.

Novelis Acquisition

On May 15, 2008, we acquired all of the outstanding equity interests in Novelis, Inc., or Novelis, a privately-held company, which developed proprietary ultrasonic visualization and therapy technology for minimally invasive diagnostic and therapeutic devices. The core product line of Novelis is based on FL.IVUS technology. The aggregate purchase price of $12.3 million was paid in cash and included transaction costs of $204,000. The acquisition was accounted for as an asset purchase. We have included the operating results associated with the Novelis acquisition in our consolidated financial statements from the date of acquisition.

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

Fluid Medical Acquisition

On August 5, 2010, we acquired all of the outstanding equity interests in Fluid Medical, Inc., or Fluid Medical, a privately-held company, which is engaged in the development of imaging technology for use in various structural heart applications, including, but not limited to, mitral valve repair. Fluid Medical’s technology and intellectual property provide forward field of view imaging on highly maneuverable catheters that have the potential to enable or enhance visualization for procedures currently done with inadequate imaging. This technology is expected to result in a Forward-Looking Intra-Cardiac Echo, or FL.ICE, catheter that will initially be focused on minimally invasive structural heart applications, such as percutaneous aortic and mitral valve therapies. As we expand our line of visualization tools used in performing percutaneous interventional, or PCI, procedures, we believe this technology will enhance our ability to provide a broad suite of visualization products to our customers.

The purchase price of $4.2 million consisted of $3.6 million in cash payments and $150,000 of debt forgiveness related to working capital loans we made to Fluid Medical prior to the acquisition. Additionally, we have retained $400,000 as a “hold-back” liability to satisfy any claims for indemnification made within 18 months following the closing. Assets acquired primarily included $4.1 million of IPR&D, $117,000 of fixed assets, and $46,000 of cash. We also assumed a liability of $22,000 of accrued vacation. Additionally, we recorded a deferred tax liability of $1.6 million related to the difference between the book and tax basis of the acquired assets. The transaction was accounted for as a business combination and, as such, we recorded $1.6 million of goodwill reflecting the amount by which the purchase consideration exceeded the acquired net assets. This goodwill was allocated to our medical segment and is not deductible for income tax purposes. We recorded $184,000 of acquisition-related costs related to this transaction, which were recognized in our statement of operations during the year ended December 31, 2010 as selling, general and administrative expense.

The IPR&D asset we recorded represents an estimate of the fair value of in-process technology related to Fluid Medical’s imaging technology program, which is still in the prototype phase. As such, based on current accounting guidance, amortization of the IPR&D will not occur until it reaches market feasibility. Costs incurred in connection with this project subsequent to the date of acquisition will be expensed as incurred. In the event the project is abandoned, we will record an impairment charge for this amount.

3. Financial Statement Details

Cash and Cash Equivalents and Available-for-Sale Investments

We invest our excess funds in securities issued by the U.S. government, corporations, banks, municipalities, financial holding companies and in money market funds comprised of these same types of securities. Our cash and cash equivalents and Investments are placed with high credit quality financial institutions. Additionally, we diversify our investment portfolio in order to maintain safety and liquidity and we do not hold mortgage-backed securities. As of March 31, 2011, all of our Investments will mature within 19 months. These Investments are recorded at their estimated fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss.

Fair value is defined as an exit price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Authoritative guidance establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

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

•

Level 2 – Valuations based on quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data, such as alternative pricing sources with reasonable levels of price transparency. Our Level 2 assets consist of corporate debt securities including commercial paper, corporate bonds, certificates of deposit and foreign currency forward contracts.

•	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. We have not measured the fair value of any of our assets using Level 3 inputs.

We utilize a third-party pricing service to assist us in obtaining fair value pricing for our Investments. Pricing for securities is based on proprietary models. Inputs are documented in accordance with the fair value disclosure hierarchy. We utilize a third-party financial institution to assist us in obtaining fair value pricing for our foreign currency forward contracts.

During the three months ended March 31, 2011 and 2010, no transfers were made into or out of the Level 1, 2, or 3 categories. We will continue to review our fair value inputs on a quarterly basis.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below at March 31, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements at March 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash	$15,133	$15,133	$—	$—
Corporate debt securities	23,996	—	23,996	—
Money market funds	13,875	13,875	—	—

Sub-total cash and cash equivalents	53,004	29,008	23,996	—

Corporate debt securities	123,530	—	123,530	—
U.S. Treasury and agency debt securities	29,698	29,698	—	—

Sub-total short-term investments	153,228	29,698	123,530	—

Long Term:
Corporate debt securities	15,270	—	15,270	—
U.S. Treasury and agency debt securities	18,015	18,015	—	—

Sub-total long-term investments	33,285	18,015	15,270	—

Total Assets	$239,517	$76,721	$162,796	$—

Liabilities:
Foreign currency forward contracts	$139	$—	$139	$—

	Fair Value Measurements at December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Cash	$23,381	$23,381	$—	$—
Money market funds	20,048	20,048	—	—

Sub-total cash and cash equivalents	43,429	43,429	—	—

Corporate debt securities	97,712	—	97,712	—
U.S. Treasury and agency debt securities	77,571	77,571	—	—

Sub-total short-term investments	175,283	77,571	97,712	—

Long Term:
Corporate debt securities	16,802	—	16,802	—
U.S. Treasury and agency debt securities	10,002	10,002	—	—

Sub-total long-term investments	26,804	10,002	16,802	—

Total Assets	$245,516	$131,002	$114,514	$—

Liabilities:
Foreign currency forward contracts	$299	$—	$299	$—

Our Investments have been classified as available-for-sale. At March 31, 2011, available-for-sale Investments are detailed as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$123,481	$59	$10	$123,530
U.S. Treasury and agency debt securities	29,692	6	—	29,698

Short-term available-for-sale investments	$153,173	$65	$10	$153,228

Corporate debt securities	$15,278	$2	$10	$15,270
U.S. Treasury and agency debt securities	18,033	—	18	18,015

Long-term available-for-sale investments	$33,311	$2	$28	$33,285

Available-for-sale Investments that are in an unrealized loss position at March 31, 2011 are detailed as follows (in thousands):

	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$38,705	$20
U.S. Treasury and agency debt securities	10,126	18

	$48,831	$38

At December 31, 2010, available-for-sale Investments are detailed as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$97,685	$41	$14	$97,712
U.S. Treasury and agency debt securities	77,585	8	22	77,571

Short-term available-for-sale investments	$175,270	$49	$36	$175,283

Corporate debt securities	$16,830	$1	$29	$16,802
U.S. Treasury and agency debt securities	10,002	—	—	10,002

Long-term available-for-sale investments	$26,832	$1	$29	$26,804

Derivative Financial Instruments

Our derivative financial instruments are primarily composed of foreign currency forward contracts. We record derivative financial instruments as either assets or liabilities in our condensed consolidated balance sheets and measure them at fair value. At March 31, 2011 and December 31, 2010, notional amounts of our outstanding contracts were $46.9 million and $54.0 million, respectively. At March 31, 2011 and December 31, 2010, the outstanding derivatives had maturities of 91 days or less. The fair value of our foreign currency forward contracts of $139,000 was included in accrued expenses and other current liabilities in our condensed consolidated balance sheet at March 31, 2011, and the fair value of our foreign currency forward contracts of $299,000 was included in accrued expenses and other current liabilities in our condensed consolidated balance sheet at December 31, 2010. For the three months ended March 31, 2011 and 2010, $281,000 and $480,000, respectively, of net gains related to our derivative financial instruments are included in exchange rate loss in our condensed consolidated statements of operations.

In connection with our convertible debt offering (discussed in more detail below) we purchased call options on our common stock from JPMorgan Chase. The call options give us the right to purchase up to approximately 3.9 million shares of our common stock at $29.64 per share subject to certain adjustments that generally correspond to the adjustments to the conversion rate for the underlying debt. Additionally, we sold warrants to JPMorgan Chase, which give JPMorgan Chase the right to purchase up to approximately 3.9 million shares of our common stock at $34.875 per share, subject to certain adjustments. In accordance with the authoritative guidance, we concluded that the call options and warrants were indexed to our stock. Therefore, the call options and warrants were classified as equity instruments and are not being marked to market prospectively as long as they continue to meet the conditions for equity classification.

Inventories

Inventories consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Finished goods (1)	$22,275	$20,996
Work-in-process	10,040	7,946
Raw materials	11,543	11,557

	$43,858	$40,499

(1)	Finished goods inventory includes consigned inventory of $4.7 million and $3.3 million at March 31, 2011 and December 31, 2010, respectively.

Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31, 2011	December 31, 2010
Medical diagnostic equipment	$57,467	$55,836
Other equipment	28,789	27,721
Leasehold improvements	8,169	8,062
Purchased software	3,751	3,331
Construction-in-progress (1)	11,131	7,852

	109,307	102,802
Accumulated depreciation and amortization	(50,867)	(46,299)

	$58,440	$56,503

(1)	Construction-in-progress at March 31, 2011 and December 31, 2010 includes $96,000 and $42,000, respectively, of capitalized interest related to the construction of our manufacturing facility in Costa Rica.

Intangible Assets

Intangible assets consist of developed technology, licenses, customer relationships, patents and trademarks, and assembled workforce which are amortized using the straight-line method over periods ranging from three to 20 years, representing the estimated useful lives of the assets. IPR&D consists of in-process technology related to Fluid Medical’s imaging program, which is still in the prototype phase and, therefore, amortization will not begin until such technology reaches market feasibility.

During the three months ended March 31, 2011, we recorded intangible asset additions of approximately $152,000 related to patents and $161,000 related to licensed technology.

At March 31, 2011, intangible assets by major class consist of the following (in thousands):

	March 31, 2011
	Cost	Accumulated Amortization	Net	Weighted- Average Life (in years) (1)
Intangible assets subject to amortization
Developed technology	$22,651	$14,998	$7,653	8.2
Licenses	7,195	5,564	1,631	10.0
Customer relationships	3,978	2,262	1,716	3.4
Patents and trademarks	2,807	1,350	1,457	9.1
Assembled workforce	274	223	51	4.0

	$36,905	$24,397	$12,508	7.3
Intangible assets not yet subject to amortization
In-process research and development (2)	4,050	—	4,050	n/a

	$40,955	$24,397	$16,558

At December 31, 2010, intangible assets by major class consist of the following (in thousands):

	December 31, 2010
	Cost	Accumulated Amortization	Net	Weighted- Average Life (in years) (1)
Intangible assets subject to amortization
Developed technology	$22,651	$14,666	$7,985	8.2
Licenses	7,034	5,400	1,634	10.0
Customer relationships	3,978	2,005	1,973	3.4
Patents and trademarks	2,655	1,262	1,393	7.1
Assembled workforce	274	206	68	4.0

	36,592	23,539	13,053	7.1
Intangible assets not yet subject to amortization
In-process research and development (2)	4,050	—	4,050	n/a

	$40,642	$23,539	$17,103

(1)	Weighted average life of intangible assets is presented excluding fully amortized assets.
(2)	IPR&D represents an estimate of fair value of in-process technology related to Fluid Medical’s imaging technology program, which is still in the prototype phase. As such, based on authoritative guidance, amortization of the IPR&D will not occur until it reaches market feasibility. In the event the project is abandoned, we will record an impairment charge for this amount.

At March 31, 2011, future amortization expense associated with our intangible assets is expected to be as follows (in thousands):

2011 (remaining nine months)	$2,596
2012	2,934
2013	2,126
2014	1,531
2015	1,117
Thereafter	2,204

$12,508

Accrued Warranty

We typically offer a one-year warranty for parts and labor on our products commencing upon the transfer of title and risk of loss to the customer. We accrue the estimated cost of product warranties when we invoice our customers, based on historical results. The warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from these estimates, revisions to the estimated warranty liability would be required. We periodically assess the adequacy of our recorded warranty liability and adjust it as necessary.

Accrued warranty liability is included in accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets. The change in the accrued warranty liability for the three months ended March 31, 2011 and 2010 is summarized in the following table (in thousands):

	Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$852	$1,159
Warranties issued	499	342
Settlements	(416)	(386)

Balance at end of period	$935	$1,115

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

Consistent with authoritative guidance, we accrued relocation costs and the costs of one-time termination benefits to employees who were not required to render service beyond a minimum retention period of 60 days. The remaining one-time termination benefits were recorded to expense ratably over required service periods. Additionally, costs related to moving equipment between the facilities were expensed during the period incurred. As a result, we recorded $63,000 as research and development expense during the three months ended March 31, 2010. In addition, during the first quarter of 2010 we recorded $454,000 of additional restructuring costs as selling, general and administrative expense for the termination of the operating lease and related contract costs, including a charge for the impairment of certain property and equipment.

On April 26, 2010, we entered into a lease termination agreement with the landlord of our San Antonio facility. Total termination costs of $330,000 included a lump-sum lease-termination payment, broker commissions and the surrender of our security deposit. We were correspondingly released from any future obligations under this facility lease. The termination payment represented a savings over the original estimated restructuring liability related to the remaining lease payments and resulted in a benefit of $116,000 that was recorded during the second quarter of 2010. At March 31, 2011, there were no future obligations related to this restructuring activity.

Convertible Debt

In September 2010, we issued $115.0 million aggregate principal amount of 2.875% Convertible Senior Notes due September 1, 2015, or, the Notes, in an offering registered under the Securities Act of 1933, as amended. Interest is payable semiannually in arrears on March 1 and September 1, commencing on March 1, 2011.

The Notes are general unsecured obligations that rank pari passu with our other existing and future unsecured obligations. Prior to June 1, 2015, the Notes are convertible only upon certain events specified in the indenture governing the Note. The initial conversion rate for the Notes is 33.7339 shares of common stock per $1,000 principal amount of the Notes, representing an initial effective conversion price of approximately $29.64 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the Notes but will not be adjusted for accrued and unpaid interest.

We received proceeds of $100.5 million from issuance of the Notes, net of debt issuance costs ($4.4 million) and net payments related to our hedge transactions ($10.0 million) which are described in more detail below. We recorded total debt issuance costs (including broker fees) of approximately $4.4 million, which were allocated on a pro-rata basis to the debt ($3.6 million) and equity ($866,000) components of the transaction. The debt component is primarily included in non-current liabilities and is being accreted to interest expense over five years, the term of the Notes. The equity component was netted against the proceeds and included in additional paid-in capital.

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

In connection with the offering of the Notes, to hedge against potential dilution upon conversion of the Notes, we also purchased call options on our common stock from JPMorgan Chase. The call options give us the right to purchase up to approximately 3.9 million shares of our common stock at $29.64 per share subject to certain adjustments that generally correspond to the adjustments to the conversion rate for the Notes. We paid an aggregate of $27.2 million to purchase these call options. The call options will expire on September 1, 2015, unless earlier terminated or exercised. To reduce the cost of the hedge, in a separate transaction we sold warrants to JPMorgan Chase. These warrants give JPMorgan Chase the right to purchase up to approximately 3.9 million shares of our common stock at $34.875 per share, subject to certain adjustments. These warrants will be exercisable and will expire in equal installments for a period of 50 trading days beginning on December 1, 2015. We received an aggregate of $17.2 million from the sale of these warrants. In accordance with the applicable authoritative guidance, we concluded that the call options and warrants were indexed to our stock. Therefore, the call options and warrants were classified as equity instruments and will not be marked to market prospectively as long as they continue to meet the condition for equity classification. The net amount of $10.0 million paid to JPMorgan Chase was recorded as a reduction to additional paid-in capital. We did not record the potential tax benefit of approximately $10.4 million related to the call options as we have recorded a full valuation allowance against our deferred tax assets. The settlement terms of the call options provide for net share settlement and the settlement terms of the warrants provide for net share or cash settlement at our option. The carrying values of the liability and equity components of the Notes are reflected in our unaudited condensed consolidated balance sheets as follows (in thousands):

	March 31, 2011	December 31, 2010
Liabilities:
Principal amount of the 2.875% Convertible Senior Notes	$115,000	$115,000

Unamortized discount of liability component	(20,253)	(21,211)

Unamortized debt issuance costs	(2,488)	(2,627)

Carrying value of liability component	$92,259	$91,162

Equity — net carrying value	$22,263	$22,263

The fair value of the Notes at March 31, 2011 was $128.0 million.

Other Long-Term Debt

The amounts outstanding for other long-term debt at March 31, 2011 and December 31, 2010 relate to capital leases.

4. Commitments and Contingencies

Litigation — LightLab

On January 7, 2009, LightLab Imaging, Inc., or LightLab, filed a complaint against us and our wholly-owned subsidiary, Axsun, in the Superior Court of Massachusetts, Suffolk County, seeking injunctive relief and unspecified damages (the Massachusetts Action). LightLab develops and sells OCT products for cardiovascular imaging and other medical uses. On July 6, 2010, LightLab was acquired by St. Jude Medical, Inc., or St. Jude.

Prior to our acquisition of Axsun, Axsun had entered into a development and supply agreement, or the Agreement, with LightLab, in which, among other things, Axsun agreed to supply tunable lasers to LightLab for use in LightLab’s OCT imaging products until April 2016, with exclusivity in the field of coronary artery imaging expiring in April 2014. Since the acquisition, Axsun has continued to supply lasers to LightLab. The complaint includes allegations that Volcano interfered with the Agreement and with LightLab’s advantageous business relationship with Axsun, that Axsun breached the Agreement, that Axsun and Volcano misappropriated

LightLab’s confidential information and trade secrets, and violated Chapter 93A, a Massachusetts statute that provides for recovery of up to three times damages plus attorneys fees (93A).

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

A trial in the Massachusetts Action with respect to damages was set to commence on April 7, 2010 (Damages Trial). In lieu of conducting the Damages Trial, the parties agreed and stipulated that the sum of $200,000 would be treated as if it were the jury’s verdict against the defendants in the Damages Trial (the Stipulation).

Upon the entry of the Stipulation, LightLab waived its rights, if any, to make any additional claims for special damages relating to lasers received in 2009 that do not meet the version 6 specification, for special damages claimed by LightLab in prior pleadings, and for the repair and/or replacement of any of the lasers specified in the Stipulation. In addition, Axsun waived its rights, if any, to make any claim for recovery from LightLab for certain engineering charges in connection with a development and supply agreement with LightLab, and for return by LightLab of any of the lasers specified in the Stipulation.

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

On February 10, 2011, and on April 7, 2011, the Court entered a Final Judgment and an Amended Final Judgment, respectively, in the Massachusetts Action: a) in favor of Volcano and Axsun on LightLab’s claims for trade secret misappropriation on items 1-30 on LightLab’s list of alleged trade secrets, b) ordered Volcano and Axsun to collectively pay $600,000 in damages (which amount includes the $200,000 agreed to in the Stipulation and the $400,000 ordered in the 93A ruling) and $4.5 million in attorneys’ fees, (resulting in a total of $5.1 million recorded to selling, general and administrative expense and accrued in other current liabilities during the fourth quarter of 2010) c) in favor of LightLab on its claims against Axsun for breach of contract, breach of implied covenant of good faith and fair dealing, for violation of 93A, and misappropriation of trade secrets for disclosing three particular items to Volcano in December 2008 – the specifications for the two lasers provided by Axsun to LightLab and one Axsun laser prototype made in 2008, d) in favor of LightLab on its claims against Volcano for intentional interference with a contract and advantageous business relationship, unjust enrichment, violation of 93A, and misappropriation of trade secrets for the same three trade secrets described above. In addition, the Court denied a majority of LightLab’s requested injunctions, and entered limited injunctive relief, none of which have a material effect upon Volcano. The Final Judgment and Amended Final Judgment are substantially similar. The Amended Final Judgment corrects non-substantive clerical errors. On April 15, 2011, LightLab filed a notice of appeal, with respect to various decisions of the Court, including, a) the Court’s decisions adverse to LightLab’s claims for trade secret misappropriation in Items 1-30 of LightLab’s alleged “Trade Secret List, including the Court’s post-trial Finding of Fact and Rulings of Law adverse to LightLab on Items 1 – 5, the Court’s two Summary Judgment Decisions adverse to LightLab on Items 6 – 23 and 25 – 30 (Item 24 having been voluntarily dismissed by LightLab), and various rulings requiring evidence of use or intent to use as a prerequisite for injunctive relief; b) the Court’s post-trial decisions denying permanent injunctive relief that LightLab requested as terms of the Final Judgment; c) the Court’s pre-trial rulings excluding certain lost profits damages evidence that LightLab sought to introduce at trial; d) various discovery and pre-trial orders denying LightLab discovery about Axsun’s work for Volcano; e) the Court’s order barring LightLab from claiming that the sale of Axsun to Volcano itself constituted a breach of the LightLab-Axsun supply contract; and f) the denial of LightLab’s motion to alter or amend the Final Judgment, which motion sought to obtain additional declaratory relief barring Axsun from “supplying” tunable lasers to Volcano. On April 29, 2011, Volcano and Axsun filed a notice of cross appeal, which preserves all appellate rights of Volcano and Axsun.

Additionally, on February 5, 2010, Volcano and our wholly-owned subsidiary, Axsun, commenced an action in the Delaware Chancery Court, or the Chancery Court Action, against LightLab seeking a declaration of Volcano and Axsun’s rights with respect to certain OCT technology, the High Definition Swept Source. The complaint was served on LightLab on March 19, 2010. LightLab then filed a counter-claim that included a claim against Axsun and Volcano for violations of 93A. Volcano and Axsun moved to dismiss LightLab’s 93A counter-claim, and LightLab responded to that motion by amending its 93A counter-claim. The 93A counterclaim has been stayed pending further action by the Chancery Court. This case has been stayed until such time as Volcano has achieved certain development and regulatory milestones.

Litigation — St. Jude

On July 27, 2010, St. Jude filed a lawsuit against Volcano in federal district court in Delaware (collectively, with the counterclaims described below, the Delaware Patent Action), alleging that our pressure guide wire products infringe five patents owned by St. Jude. St. Jude is seeking injunctive relief and monetary damages. This action does not involve OCT technology and is separate from the Massachusetts Action.

On September 20, 2010, Volcano filed its response, in which we denied the allegations that our PrimeWire® products infringe any valid claim of St. Jude’s asserted patents. In addition, Volcano filed a counterclaim in which we have alleged that St. Jude’s PressureWire® products and its RadiAnalyzer® Xpress product infringe three Volcano patents. In our counterclaim, Volcano is seeking injunctive relief and monetary damages. A trial has been scheduled for October 15, 2012 in this action.

We are not able to predict or estimate the ultimate outcome or range of possible losses relating to the Massachusetts Action, the Chancery Court Action, the Delaware Patent Action, or any of the other lawsuits, claims or counterclaims described above.

Litigation — Other

We may also be a party to various other claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred and were not material in any period reported. Additionally, we assess, in conjunction with our legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. We believe that the ultimate disposition of these matters, individually and in the aggregate, including the matters discussed above, will not have a material impact on our consolidated results of operations, financial position or cash flows. Our evaluation of the likely impact of these matters could change in the future and unfavorable outcomes and/or defense costs, depending upon the amount and timing, could have a material adverse effect on our results of operations or cash flows in future periods.

Operating Leases

Rent expense for our facilities leases is being recognized on a straight-line basis over the minimum lease terms.

Purchase Commitments

We have obligations under non-cancelable purchase commitments. The majority of these obligations relate to inventory, primarily raw materials. At March 31, 2011, the future minimum payments under these non-cancelable purchase commitments totaled $21.8 million, all of which will require payments at various dates through June 2011.

In October 2007, we signed a clinical research support agreement with a third party in which the third party will conduct clinical studies concerning drug eluting stents. We have agreed to provide a total of $4.6 million to fund clinical study activities. At March 31, 2011, we have a remaining obligation of up to $2.8 million and we will be billed as services are performed under the agreement. In addition, we have entered into agreements with other third parties to sponsor clinical studies. Generally, we contract with one or more clinical research sites for a single study and no one agreement is material to our consolidated results of operations or financial condition. We are usually billed as services are performed based on enrollment and are required to make payments over periods ranging from less than one year up to three years. Our actual payments under these agreements will vary based on enrollment.

In September 2010, we entered into a series of agreements under which we agreed to purchase a parcel of land in Costa Rica for $3.0 million for the purpose of constructing a manufacturing facility and we agreed to retain a firm to construct our cold shell manufacturing building for $10.5 million (20% of which was paid upon execution of the agreement, with the balance payable over the eleven-month construction period through 2011). We also entered into an agreement to retain a construction manager and for the completion of an operational manufacturing facility, including the addition of equipment and related improvements, for approximately $21.5 million which will be paid at various dates throughout 2011 into the first quarter of 2012. As of March 31, 2011 total amounts paid related to the construction of the Costa Rica manufacturing facility, including costs of securing the land for the construction site, was $7.0 million, of which $1.8 million was paid during the first quarter of 2011.

Indemnification

Our supplier, distributor and collaboration agreements generally include certain provisions for indemnification against liabilities if our products are recalled, infringe a third-party’s intellectual property rights or cause bodily injury due to alleged defects in our products. In addition, we have agreements with our present and former directors and executive officers indemnifying them against liabilities arising from service in their respective capacities to Volcano. We maintain directors’ and officers’ insurance policies that may limit our exposure to such liabilities. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements.

Sole source suppliers

We rely on a number of sole source suppliers to supply transducers, substrates and processing for our scanners used in our catheters. We are not parties to supply agreements with these suppliers but instead use purchase orders as needed.

5. Stockholders’ Equity

Stock Benefit Plans

Our 2005 Amended and Restated Equity Compensation Plan, or 2005 Amended Plan, provides for an aggregate of 13,712,558 shares of our common stock that may be issued or transferred to our employees, non-employee directors and consultants, representing an increase of 2,050,000 shares over the 2005 Equity Compensation Plan. Commencing July 29, 2009, the number of shares of common stock available for issuance under the 2005 Amended Plan is reduced by one share for each share of stock issued pursuant to a stock option or a stock appreciation right and one and sixty-three hundredths (1.63) shares for each share of common stock issued pursuant to a restricted stock award, restricted stock unit, or RSU, award, performance stock award or other stock award. Shares net exercised or retained to cover a participant’s minimum tax withholding obligations do not again become available for issuance under the 2005 Amended Plan.

At March 31, 2011, we have granted stock options and RSUs under the 2005 Amended Plan. Stock options previously granted under the 2000 Long Term Incentive Plan that are cancelled or expire will increase the shares available for grant under the 2005 Amended Plan. In addition, employees have purchased shares of the Company’s common stock under the 2007 Employee Stock Purchase Plan, or the Purchase Plan. At March 31, 2011, 2,097,426 shares and 495,671 shares remained available to grant under the 2005 Amended Plan and the Purchase Plan, respectively.

Fair Value Assumptions

The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing, or Black-Scholes, model utilizing the following weighted-average assumptions:

	Three Months Ended March 31,
	2011	2010
Risk-free interest rate	2.2%	2.4%
Expected life (years)	4.5	4.6
Estimated volatility	48.0%	47.0%
Expected dividends	None	None
Weighted-average grant date fair value	$11.47	$7.64

The risk-free interest rate for periods within the contractual life of the stock option is based on the implied yield available on U.S. Treasury constant maturity securities with the same or substantially equivalent remaining terms at the time of grant.

Since January 1, 2008, we have used our historical stock option exercise experience to estimate the expected term of our stock options.

Historically, our estimated volatility was calculated using the historical volatility of the common stock of comparable medical device companies using weekly price observations over a period generally commensurate with the expected term of our stock options. We did not exclude any period due to discrete historical events. We used the historical volatility of similar companies due to the limited trading history of our common stock. Since the completion of our initial public offering, we have also included the weekly price observations of our common stock, weighted for the number of price observations, in our estimate of volatility.

As of January 1, 2011 we determined that the trading history of our common stock is sufficient in relation to the expected term of our stock options to begin using the volatility calculated on our common stock without further consideration of the volatility of comparable medical device companies’ common stock. As such, for any options granted during the three months ended March 31, 2011, we have solely utilized the volatility of our own common stock in determining the grant date fair value.

We use a zero value for the expected dividend value factor since we have not declared any dividends in the past and we do not anticipate declaring any dividends in the foreseeable future.

The fair value of each purchase option under the Purchase Plan is estimated at the beginning of each purchase period using the Black-Scholes model utilizing the following weighted-average assumptions:

	Three Months Ended March 31,
	2011	2010
Risk-free interest rate	0.2%	0.2%
Expected life (years)	0.5	0.5
Estimated volatility	37.2%	40.5%
Expected dividends	None	None
Fair value of purchase right	$6.07	$4.27

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

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense included in our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of revenues	$163	$203
Selling, general and administrative	2,589	2,538
Research and development	342	342

	$3,094	$3,083

Included in our stock-based compensation expense is $115,000 and $159,000 of stock-based compensation expense related to non-employees in the three months ended March 31, 2011 and 2010, respectively. Stock-based compensation expense of $274,000 and $214,000 related to the Purchase Plan was also recorded in the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011 and December 31, 2010, there was $33,000 and $223,000, respectively, of total stock-based compensation cost capitalized in inventories.

We estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rates in the three months ended March 31, 2011 and 2010 are based on our historical forfeiture experience.

Accumulated Other Comprehensive Loss

The following table summarizes the components of our accumulated other comprehensive loss (in thousands):

	March 31, 2011	December 31, 2010
Net unrealized gain (loss) on available-for-sale investments	$29	$(14)
Accumulated foreign currency translation adjustments	(920)	(579)

	$(891)	$(593)

6. Segment and Geographic Information

Our chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about segment revenues by product and geographic region for purposes of making operating decisions and assessing financial performance. Our medical segment is engaged in the manufacture, sale, discovery, development and commercialization of products for the diagnosis of atherosclerosis in the coronary arteries and peripheral vascular system. Our industrial segment focuses on the discovery, development, manufacture and sale of micro-optical spectrometers and optical channel monitors to telecommunications and other industrial companies.

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

The following table sets forth our revenues by segment and product expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Three Months Ended March 31,		Percentage Change
	2011	2010	2010 to 2011
Medical segment:
Consoles	$9,931	$8,660	14.7%
Single-procedure disposables:
IVUS	47,618	38,550	23.5
FM	14,700	10,552	39.3
Other	4,864	3,678	32.2

Sub-total medical segment	77,113	61,440	25.5
Industrial segment	3,882	5,132	(24.4)

	$80,995	$66,572	21.7

The following table sets forth our revenues by geography expressed as dollar amounts (in thousands) and the changes in revenues in the specified periods expressed as percentages:

	Three Months Ended March 31,		Percentage Change
	2011	2010	2010 to 2011
Revenues (1):
United States	$36,335	$28,956	25.5%
Japan	24,712	18,097	36.6
Europe, the Middle East and Africa	14,076	14,107	(0.2)
Rest of world	5,872	5,412	8.5

	$80,995	$66,572	21.7

(1)	Revenues are attributed to geographies based on the location of the customer, except for shipments to original equipment manufacturers, which are attributed to the country of origin of the equipment distributed.

At March 31, 2011, approximately 50% of our long lived assets, excluding financial assets, are located in the U.S., approximately 32% are located in Japan, and less than 18% are located in our remaining geographies. At December 31, 2010, approximately 51% of our long-lived assets, excluding financial assets, were located in the U.S., approximately 34% were located in Japan, and less than 15% were located in our remaining geographies.

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

Our effective tax rate is a blended rate resulting from the composition of taxable income in the various global jurisdictions in which we conduct business. We record a full valuation allowance against our deferred tax assets in the jurisdictions where there is insufficient certainty surrounding the realization of deferred tax assets through future taxable income.

For the three months ended March 31, 2011 and 2010 we recorded a provision for income taxes of $412,000 and $375,000, respectively. The 2011 expense is comprised of foreign taxes. The 2010 expense is comprised of foreign income taxes as well as various state and local income taxes.

We apply the “with and without method — direct effects only”, in accordance with authoritative guidance, with respect to recognition of stock option excess tax benefits within stockholders’ equity (paid in capital). Therefore, the aforementioned provision for income tax is determined utilizing projected federal and state taxable income before the application of deductible excess tax benefits attributable to stock option exercises.

8. Subsequent Events

None.

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

Our products consist of multi-modality consoles which are marketed as stand-alone units or as customized units that can be integrated into a variety of hospital-based interventional surgical suites called catheterization laboratories, or cath labs. We have developed customized cath lab versions of these consoles and are developing additional functionality options as part of our cath lab integration initiative. Our consoles have been designed to serve as a multi-modality platform for our phased array and rotational IVUS catheters, fractional flow reserve, or FFR, pressure wires and Medtronic’s Pioneer reentry device. We are developing additional offerings for integration into the platform, including forward-looking IVUS, or FL.IVUS, catheters, image-guided therapy catheters and ultra-high resolution Optical Coherence Tomography, or OCT, systems and catheters.

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

We have focused on building our domestic and international sales and marketing infrastructure to market our products to physicians and technicians who perform PCI procedures in hospitals and to other personnel who make purchasing decisions on behalf of hospitals. We sell our products directly to customers in certain European markets and utilize distributors in other European markets, including Spain, Portugal and parts of Italy. Beginning in the third quarter of 2009, we primarily sell our products directly to customers in Japan. We also have direct contractual relationships with Johnson & Johnson K.K., Cordis Division, through which our IVUS products are distributed in Japan. In certain markets, including the major markets of Asia Pacific, Latin America, Europe, Australia, Africa and the Middle East, we have distributor relationships through which we sell our products. Our distributors are involved in product launch planning, education and training, physician support and clinical trial management.

In the three months ended March 31, 2011 and 2010, 46.9 % and 44.8%, respectively, of our revenues and 21.7% and 22.2%, respectively, of our operating expenses were denominated in various non-U.S. dollar currencies, primarily the euro and the yen. We expect that a significant portion of our revenue and operating expenses will continue to be denominated in non-U.S. dollar currencies. As a result, we are subject to risks related to fluctuations in foreign currency exchange rates, which could affect our operating results in the future.

At March 31, 2011, we had a worldwide installed base of over 6,100 consoles. We intend to grow and leverage this installed base to drive recurring sales of our single-procedure disposable catheters and guide wires. In the three months ended March 31, 2011, the sale of our single-procedure disposable catheters and guide wires accounted for $62.3 million, or 76.9% of our revenues, a $13.2 million, or 26.9% increase from the same period in 2010, in which the sale of our single-procedure disposable catheters and guide wires accounted for $49.1 million, or 73.8% of our revenues.

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

On December 24, 2008, we acquired Axsun, a company that develops and manufactures optical monitors for telecommunications, laser and non-laser light sources and optical engines used in medical OCT imaging systems and advanced photonic components and sub-systems used in spectroscopy and other industrial applications. We believe Axsun’s proprietary OCT technology will provide us competitive advantages in the invasive imaging sector. In connection with the Axsun acquisition, we and Axsun were sued by LightLab Imaging, Inc., or LightLab. LightLab was a wholly owned subsidiary of Goodman Company, Ltd., or Goodman, which was a distributor of our IVUS and FM products in Japan until that relationship was terminated in July 2009. LightLab was acquired by St. Jude Medical, Inc., or St. Jude, on July 6, 2010. LightLab develops and sells OCT products for cardiovascular imaging and other medical uses. For details related to the litigation, see Note 4 “Commitments and Contingencies – Litigation” to our unaudited condensed consolidated financial statements.

Economic conditions have recently shown signs of stabilization in many countries and regions where we generate most of our revenues. Nonetheless, if our customers do not obtain or do not have access to the necessary capital to operate their businesses, or are otherwise adversely affected by any deterioration in national and worldwide economic conditions, this could result in reductions in the sales of our products, longer sales cycles and slower adoption of new technologies by our customers, which would materially and adversely affect our business. In addition, our customers’ and suppliers’ liquidity, capital resources and credit may be adversely affected by their relative ability or inability to obtain capital and credit, which could adversely affect our ability to collect on our outstanding invoices and lengthen our collection cycles, or limit our timely access to important sources of raw materials necessary for the manufacture of our consoles and catheters.

The recent tsunami and associated events in Japan could negatively impact many of our customers, as well as the conditions in which our Tokyo-based subsidiary operates. In addition, such events may result in a downturn in Japan’s economy as a whole, which may adversely affect our ability to conduct business in Japan. Likewise, the political unrest in the Middle East may have adverse consequences to the global economy or to our customers in the Middle East, which could negatively impact our business. Uncertainty about future economic conditions may make it more difficult for us to forecast operating results and to make decisions about future investments. For further discussion, see “Risk Factors — General national and worldwide economic conditions may materially and adversely affect our financial performance and results of operations.”

Financial Operations Overview

The following is a description of the primary components of our revenues and expenses.

Revenues. We derive our revenues from two reporting segments: medical and industrial. Our medical segment represents our core business, in which we derive revenues primarily from the sale of our consoles and single-procedure disposables. Our industrial segment derives revenues related to the sales of Axsun’s micro-optical spectrometers and optical channel monitors to telecommunication and other industrial companies and sales of lasers to LightLab for use in its OCT system. In the three months ended March 31, 2011, we generated $81.0 million of revenues which is composed of $77.1 million from our medical segment and $3.9 million from our industrial segment. In the three months ended March 31, 2011, 12.9% of our medical segment revenues were derived from the sale of our consoles, as compared with 14.1% in the three months ended March 31, 2010. In the three months ended March 31, 2011, IVUS single-procedure disposables accounted for 61.8% of our medical segment revenues, compared to 62.7% during the same period in 2010, while in the three months ended March 31, 2011, 19.1% of our medical segment revenues were derived from the sale of our FM single-procedure disposables, as compared with 17.2% in the three months ended March 31, 2010. Other revenues consist primarily of service and maintenance revenues, rental revenues, shipping and handling revenues, sales of distributed products, spare parts sales, and license fees.

We expect to continue to experience variability in our quarterly revenues from console sales due in part to the timing of hospital capital equipment purchasing decisions. Further, we expect variability of our revenues based on the timing of our new product introductions, which may cause our customers to delay their purchasing decisions until the new products are commercially available. Alternatively, we may include in our arrangements with customers future deliverables, such as unspecified hardware upgrades or biomedical equipment education. In these cases, we would be required to defer the allocated arrangement consideration based on the relative estimated selling prices of the undelivered items until all our obligations have been met.

Our medical segment sales in the U.S. are generated by our direct sales representatives and our products are shipped to customers throughout the U.S. from our facilities in Rancho Cordova, California and Billerica, Massachusetts. Our medical segment international sales are generated by our direct sales representatives or through independent distributors and are shipped throughout the world from facilities in Rancho Cordova, California; Billerica, Massachusetts; Zaventem, Belgium; Chiba, Japan; Tokyo, Japan; and Woodmead, South Africa. Our industrial segment sales are generated by our direct sales representatives or through independent distributors and these products are shipped primarily to telecommunications and industrial companies domestically and abroad from our facility in Billerica, Massachusetts.

Cost of Revenues. Cost of revenues consists primarily of material costs for the products that we sell and other costs associated with our manufacturing process, such as personnel costs, rent, depreciation related to our manufacturing equipment and utilities. In addition, cost of revenues includes depreciation of company-owned consoles, royalty expenses for licensed technologies included in our products, service costs, provisions for warranty, distribution, freight and packaging costs and stock-based compensation expense. We expect our gross margin for IVUS and FM products to improve over time if we are successful in our ongoing efforts to streamline and improve our manufacturing processes and increase production volumes.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and other related costs for personnel serving the sales, marketing, executive, finance, information technology, legal and human resource functions. Other costs include travel and entertainment expenses, facility costs, trade show, training and other promotional expenses, professional fees for legal and accounting services and stock-based compensation expense. Due to their nature, legal expenses tend to be somewhat unpredictable in their timing and amount. We expect that our selling, general and administrative expenses will increase as we continue to expand our sales force and marketing efforts and invest in the necessary infrastructure to support our continued growth. We expect these expenses to grow at a slower rate than our revenues as we plan to leverage these costs as we continue to grow our business.

Research and Development. Research and development expenses consist primarily of salaries and related expenses for personnel, consultants, prototype materials, clinical studies, depreciation, regulatory filing fees, certain legal costs related to our intellectual property and stock-based compensation expense. We expense research and development costs as incurred. Due to product development timelines, research and development costs tend to be distributed unevenly between the periods. We expect our research and development expenses to increase as we continue to develop our products, technologies and applications.

Amortization of Intangibles. We amortize intangible assets, consisting of our developed technology, licenses, customer relationships, assembled workforce and patents and trademarks, using the straight-line method over their estimated useful lives of up to 20 years. These assets are regularly tested for impairment and abandonment.

In-process Research and Development. In-process research and development expense, or IPR&D, consists of our projects acquired in connection with acquisitions that had not reached technological feasibility and had no alternative future uses as of each acquisition date. Certain additional payments that may be required in connection with our acquisitions could result in future charges to IPR&D.

In December 2007, we acquired certain OCT assets in connection with our acquisition of CardioSpectra, Inc., or CardioSpectra, which was valued at $26.3 million. In-vivo testing and regulatory approval remained to be completed as of the acquisition date at an estimated cost of $7.2 million. In December 2009, we achieved a milestone specified in the CardioSpectra merger agreement related to the receipt of CE mark regulatory approval and $11.0 million became payable by us to the former stockholders of CardioSpectra. We paid such amount to the former stockholders of CardioSpectra through the issuance of 609,360 shares of our common stock and $531,000 of cash in January 2010. The second milestone specified in the merger agreement was not achieved as of December 31, 2010, and as such, the second milestone payment will not be paid. Although we have received CE mark approval for a preliminary version of our OCT product, this version is not intended to be commercialized. We believe there are significant incremental efforts and costs that must be incurred to complete a product that is suitable for commercialization and there is significant risk that a commercializable product may not result from our efforts. As of March 31, 2011, we estimate that we will incur $4.7 million of additional costs in order to obtain a commercializable OCT product for a total of approximately $20.1 million. The OCT project was originally expected to be commercialized by late 2008, however it was at an earlier stage of development than our initial assessment indicated. As of March 31, 2011, commercialization is not expected until late 2011. Additional milestone payments of up to $17.0 million may be paid to the former stockholders of CardioSpectra upon achievement of the respective revenue targets described in the merger agreement (see Note 2 “Acquisitions” to our unaudited condensed consolidated financial statements).

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

In May 2008, we acquired the FL.IVUS project in connection with our acquisition of Novelis, which was valued at $12.2 million. Under the terms of the merger agreement, a milestone payment of $3.0 million was eligible to be earned by the Novelis stockholders upon receipt of FDA approval of a 510(k) application relating to the Novelis FL.IVUS device, but only in the event that the 510(k) application for such a device was filed with the FDA on or before December 31, 2009. At December 31, 2009 a 510(k) application had been made to the FDA. At that time, we believed that the 510(k) application would be approved and that the milestone would become payable. Accordingly, at December 31, 2009 we recorded an accrual for $3.0 million in relation to the potential milestone payment. Based on our internal assessments in relation to our ongoing interactions with the FDA regarding this 510(k) application, during the fourth quarter of 2010 it became apparent that our 510(k) application would not be approved prior to its expiration. Accordingly, we reversed the accrual for the milestone payment, resulting in a $3.0 million credit to IPR&D expense during the fourth quarter of 2010.

We believe there are significant incremental efforts and costs that must be incurred to complete a product that is suitable for commercialization. As of March 31, 2011, we estimate that we will incur $6.6 million of additional costs in order to commercialize the first product using FL.IVUS for a total of $15.6 million. We originally expected the FL.IVUS project to receive regulatory approvals and be commercialized during 2009. As of March 31, 2011, the project was expected to be completed in 2013.

If the FL.IVUS project is not completed in a timely manner, such as if we experience delays associated with significant design changes that result from unsuccessful human trials or other discoveries during human trials, we may jeopardize our competitive position and experience a potential loss of revenues and associated market share.

In August 2010, we acquired the Forward Looking Intra-Cardiac Echo, or FL.ICE, project in connection with our acquisition of Fluid Medical Inc., or Fluid Medical. This project was recorded as an intangible asset value at $4.1 million. At the date of acquisition the estimated costs to complete were $5.9 million. At March 31, 2011 the estimated costs to complete are approximately $5.5 million.

The following table summarizes our significant IPR&D projects (in millions):

Project Name	Fair Value at Acquisition Date	Estimated Cost to Complete, as of Acquisition Date	Costs Incurred Since Acquisition	Estimated Cost to Complete, as of March 31, 2011	Total Estimated Costs to Complete since Acquisition Date
OCT	$26.3	$7.2	$15.4	$4.7	$20.1
FL.IVUS	12.2	3.9	9.0	6.6	15.6
FL.ICE	4.1	5.9	1.1	5.5	6.6

Interest Income. Interest income is comprised of interest income earned from our cash and cash equivalents and our short-term and long-term available-for-sale investments, or Investments.

Interest Expense. Interest expense is comprised of interest expense related to our convertible debt (including coupon interest, accretion of debt discount, and amortization of issuance costs) as well as interest expense related to our capital lease obligations.

Exchange Rate Loss. Exchange rate loss is comprised of foreign currency transaction and remeasurement gains and losses, net, and the effect of changes in value and net settlements of our foreign currency forward contracts.

Provision for Income Taxes. Our effective tax rate is a blended rate resulting from the composition of taxable income in the various global jurisdictions in which we conduct business. We apply the “with and without method — direct effects only”, in accordance with authoritative guidance, with respect to recognition of stock option excess tax benefits within stockholders equity (paid in capital). Therefore, provision for domestic income taxes is determined utilizing projected federal and state taxable income before the application of deductible excess tax benefits attributable to stock option exercises.

For 2011, the provision for income taxes is comprised of foreign taxes. For 2010, the provision for income taxes is comprised of foreign income taxes as well as various state and local income taxes.

We have evaluated our ability to fully utilize our net deferred tax assets on an individual jurisdiction basis. For those jurisdictions in which we believe there is sufficient uncertainty surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance. Our federal net operating loss carryforwards begin to expire in 2020 and our state net operating loss carryforwards begin to expire in 2012. Foreign net operating losses carry forward indefinitely. We also have federal research and experimentation tax credits, which begin to expire in 2022, and state research and experimentation tax credits, which carry forward indefinitely.

Results of Operations

The following table sets forth items derived from our condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010, presented in both absolute dollars (in thousands) and as a percentage of revenues:

	Three Months Ended March 31,
	2011		2010
Revenues	$80,995	100.0%	$66,572	100.0%
Cost of revenues, excluding amortization of intangibles	27,874	34.4	26,638	40.0

Gross profit	53,121	65.6	39,934	60.0
Operating expenses:
Selling, general and administrative	35,460	43.8	33,079	49.7
Research and development	13,088	16.1	9,858	14.8
Amortization of intangibles	855	1.1	573	0.9
In-process research and development	—	—	32	—

Total operating expenses	49,403	61.0	43,542	65.4

Operating income (loss)	3,718	4.6	(3,608)	(5.4)
Interest income	243	0.3	85	0.1
Interest expense	(2,005)	(2.5)	(7)	—
Exchange rate loss	(388)	(0.5)	(121)	(0.2)
Other, net	—	—	(10)	—

Income (loss) before provision for income taxes	1,568	1.9	(3,661)	(5.5)
Provision for income taxes	412	0.5	375	0.6

Net income (loss)	$1,156	1.4%	$(4,036)	(6.1)%

The following table sets forth our revenues by segment and product expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Three Months Ended March 31,		Percentage Change
	2011	2010	2010 to 2011
Medical segment:
Consoles	$9,931	$8,660	14.7%
Single-procedure disposables:
IVUS	47,618	38,550	23.5
FM	14,700	10,552	39.3
Other	4,864	3,678	32.2

Sub-total medical segment	77,113	61,440	25.5
Industrial segment	3,882	5,132	(24.4)

	$80,995	$66,572	21.7

The following table sets forth our revenues by geography expressed as dollar amounts (in thousands) and the changes in revenues in the specified periods expressed as percentages:

	Three Months Ended March 31,		Percentage Change
	2011	2010	2010 to 2011
Revenues (1):
United States	$36,335	$28,956	25.5%
Japan	24,712	18,097	36.6
Europe, the Middle East and Africa	14,076	14,107	(0.2)
Rest of world	5,872	5,412	8.5

	$80,995	$66,572	21.7

(1)	Revenues are attributed to geographies based on the location of the customer, except for shipments by original equipment manufacturers, which are attributed to the country of origin of the equipment distributed.

Comparison of Three Months Ended March 31, 2011 and 2010

Revenues. Revenues increased $14.4 million, or 21.7%, to $81.0 million in the three months ended March 31, 2011, as compared to revenues of $66.6 million in the three months ended March 31, 2010. In the three months ended March 31, 2011, revenues related to IVUS single-procedure disposables increased $9.1 million, or 23.5%, as compared to the three months ended March 31, 2010, while revenues related to FM single-procedure disposables increased $4.1 million or 39.3% in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Revenues related to console sales in the three months ended March 31, 2011 increased 14.7% as compared to the three months ended March 31, 2010, based on an increase in console unit sales. Overall, our revenue increases were driven by increased demand for our disposables, as well as higher revenues resulting from our direct sales efforts in Japan. Additionally, the increases in FM disposable revenues were primarily due to the broader availability of FFR technology as this functionality has been incorporated into our multi-modality console, in conjunction with an increased adoption of the technology based on clinical study data. Industrial segment revenues were $3.9 million in the three months ended March 31, 2011 as compared to $5.1 million in the same period last year, resulting from lower sales to our international telecommunications customers. Other revenues increased $1.2 million, primarily due to higher sales of third-party products and higher service contract and rental revenues. Increases in revenues were realized across all our key geographic markets other than Europe, where revenues were relatively stable.

Cost of Revenues. Cost of revenues increased $1.2 million, or 4.6%, to $27.9 million, or 34.4% of revenues in the three months ended March 31, 2011, from $26.6 million, or 40.0% of revenues in the three months ended March 31, 2010. The increase in the cost of revenues was primarily due to higher sales volume. Gross margin was 65.6% of revenues in the three months ended March 31, 2011, increasing from 60.0% of revenues in the three months ended March 31, 2010. This favorable gross margin impact was primarily the result of favorable pricing from our transition to the direct sales model in Japan, a decrease in the production costs of IVUS and FM disposable products due to ongoing cost reduction initiatives, and increased overhead recovery rates due to higher volumes. These benefits were partially offset by increased depreciation costs from additions of company-owned consoles.

Selling, General and Administrative. Selling, general and administrative expenses increased $2.4 million, or 7.2%, to $35.5 million, or 43.8% of revenues in the three months ended March 31, 2011, as compared to $33.1 million, or 49.7% of revenues in the three months ended March 31, 2010. The increase in the three months ended March 31, 2011 as compared with the three months ended March 31, 2010 was primarily due to increased headcount resulting from the expansion of our U.S., Europe and Japan sales organizations, including continued growth in our Japan operation to support our direct sales efforts there, as well as increased infrastructure expenses to support company growth. The decrease as a percentage of revenues for the three months ended March 31, 2010 compared to the three months ended March 31, 2011 is the result of being able to leverage these costs as we continue to grow our business.

Research and Development. Research and development expenses increased $3.2 million, or 32.8%, to $13.1 million, or 16.1% of revenues in the three months ended March 31, 2011, as compared to $9.9 million, or 14.8% of revenues in the three months ended March 31, 2010. The increase in research and development expenses in the three months ended March 31, 2011 as compared with the three months ended March 31, 2010 was primarily due to increased spending on various product development projects and increased clinical and regulatory expenses.

In-process research and development. There were no IPR&D expenses recorded in the three months ended March 31, 2011. In the three months ended March 31, 2010 we recorded $32,000 of IPR&D expenses related to the milestone achieved under the OCT program.

Amortization of Intangibles. Amortization expense increased to $855,000, or 1.1% of revenues in the three months ended March 31, 2011, as compared to $573,000, or 0.9% of revenues in the three months ended March 31, 2010. The increase is primarily related to the amortization of developed technology we acquired late in the first quarter of 2010, as we did not record a full quarter of amortization expense during the 2010 period.

Interest Income. Interest income increased to $243,000, or 0.3% of revenues in the three months ended March 31, 2011, as compared to $85,000, or 0.1% of revenues in the three months ended March 31, 2010. The increase was primarily due to a significant increase in our invested balances in the first quarter of 2011 as compared to the first quarter of 2010, resulting from the proceeds of our convertible debt offering discussed in Note 3 to our unaudited condensed consolidated financial statements “Financial Statement Details—Convertible Debt”.

Interest Expense. Interest expense increased to $2.0 million, or 2.5% of revenues in the three months ended March 31, 2011, as compared to $7,000 in the three months ended March 31, 2010. The increase was primarily due to our convertible debt financing which was completed in September 2010. Interest expense during the three months ended March 31, 2011 was related to our convertible debt (including coupon interest, accretion of debt discount, and amortization of debt issuance costs) and interest expense on our capital lease obligations, while in the three months ended March 31, 2010 interest expense was entirely related to our capital lease obligations.

Exchange Rate Loss. Exchange rate loss for the three months ended March 31, 2011 was $388,000, as compared to an exchange rate loss of $121,000 in the three months ended March 31, 2010. The exchange rate losses for the three months ended March 31, 2011 and 2010 primarily relate to the remeasurement of our intercompany receivable balances. During the three months ended March 31, 2010 and 2011 the impact of fluctuations in exchange rates was mitigated by our hedging practices. Through our hedging program we reduce the volatility of our exchange rate gains and losses resulting from the translation of our intercompany receivable balances at current exchange rates.

Provision for Income Taxes. We recorded an income tax provision in the three months ended March 31, 2011 of $412,000, compared to a provision of $375,000 for the three months ended March 31, 2010.

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

On September 20, 2010, we issued $115.0 million principal amount of 2.875% Convertible Senior Notes (the Notes) in an offering registered under the Securities Act of 1933, as amended. To hedge against potential dilution upon conversion of the Notes, we purchased call options on our common stock from JPMorgan Chase Bank, National Association, or JPMorgan Chase. In addition, to reduce the cost of the hedge, under separate transactions we sold warrants to JPMorgan Chase. We received proceeds of $100.5 million from issuance of the Notes, net of issuance costs ($4.5 million) and net payments related to our hedge transactions ($10.0 million).

At March 31, 2011, our cash and cash equivalents and Investments totaled $239.5 million. We invest our excess funds in short-term and long-term securities issued by corporations, banks, the U.S. government, municipalities, and financial holding companies and in money market funds comprised of U.S. Treasury and agency securities. We do not hold securities backed by mortgages.

At March 31, 2011, our accumulated deficit was $126.9 million. Since inception, we have generated significant operating losses and as a result we have not generated sufficient cash flow to fund our operations and the growth in our business. 2010 was our first year of profitability. During the three months ended March 31, 2011, our business used approximately $1.5 million in cash related to operating activities.

Cash Flows

Cash Flows from Operating Activities. Cash provided by in operating activities of $198,000 for the three months ended March 31, 2011 reflected our net income of $1.2 million, adjusted for non-cash expenses, consisting primarily of $5.6 million of depreciation and amortization and $3.1 million of stock-based compensation expense. Uses of cash primarily included decreases in accrued expenses of $5.1 million primarily related to payments made to Fukuda Denshi Co., Ltd. pursuant to an agreement which terminated our distributor relationship with them during the fourth quarter of 2010, accrued compensation of $4.4 million, and increases in inventories of $1.8 million primarily related to planned sales demand.

Cash Flows from Investing Activities. Cash provided by investing activities was $7.4 million in the three months ended March 31, 2011, resulting from the sale or maturity of Investments of $98.8 million, partially offset by approximately $83.9 million used to purchase Investments, and $6.7 million used for capital expenditures primarily related to costs for the Costa Rica plant, and IT infrastructure.

Cash Flows from Financing Activities. Cash provided by financing activities was $4.7 million in the three months ended March 31, 2011, resulting primarily from proceeds of $2.9 million from the exercise of common stock options and $1.8 million from the issuance of stock under our employee stock purchase plan.

Future Liquidity Needs

At March 31, 2011, we believe our current cash and cash equivalents and our Investments will be sufficient to fund working capital requirements, capital expenditures (including the expansion of our manufacturing operations into Costa Rica and the implementation of a new Enterprise Resource Planning system), and operations for at least the next 12 months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.

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

Our ability to fund our longer-term cash needs is subject to various risks, many of which are beyond our control—See Part II, Item 1A—“Risk Factors” set forth in this document and in our annual report on Form 10-K for the fiscal year ended December 31, 2010. Should we require additional funding, such as additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities. We cannot assure you that such funding will be available in needed quantities or on terms favorable to us, if at all.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2010.

Off-Balance Sheet Arrangements

At March 31, 2011, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

At March 31, 2011, there were no additional material contractual obligations other than the items detailed in Note 4—”Commitments and Contingencies–Purchase Commitments” and those disclosed in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk primarily represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign currency exchange rates and commodity prices. Changes in these factors could cause fluctuations in our results of operations and cash flows. In the ordinary course of business, we are exposed to interest rate and foreign currency exchange risk. Fluctuations in interest rates and the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro and yen, could adversely affect our financial results.

We do not carry significant inventory of transducers, substrates or scanner subassemblies. If we had to change suppliers, we expect that it would take six to 24 months to identify appropriate suppliers, complete design work and undertake the necessary inspections and testing before the new transducers, substrates and subassemblies would be available.

Interest Rate Risk

Our exposure to interest rate risk at March 31, 2011 is related to the investment of our excess cash into highly liquid financial investments as well as our convertible debt which has a fixed rate. Fixed rate investments and borrowing may have their fair market values adversely impacted from changes in interest rates.

We invest in cash and cash equivalents and Investments in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields consistent with our tolerance for investment risk. Our investment policy specifies credit quality standards for our Investments. We do not hold mortgage-backed securities. Due to the generally short-term nature of our Investments, we have assessed that there is no material exposure to interest rate risk arising from them.

Foreign Currency Exchange Risk

We are exposed to foreign currency exchange risk related to our European and Japanese operations. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro and the yen, could adversely affect our financial results. During the three months ended March 31, 2011, our revenues were favorably impacted by the valuation of the euro and were unfavorably impacted by the yen, as compared to the U.S. dollar. In periods of a strengthening U.S. dollar, our results of operations including the amount of revenue that we report in future periods could be negatively impacted.

Commencing October 2009, we began using foreign currency forward contracts to manage a portion of the foreign currency exposure risk for foreign subsidiaries with monetary assets and liabilities denominated in the yen and the euro. We only use derivative instruments to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates; we do not hold any derivative financial instruments for trading or speculative purposes. We primarily use foreign currency forward contracts to hedge foreign currency exposures, and they generally have terms of one year or less. Realized and unrealized gains or losses on the value of financial contracts used to hedge the exchange rate exposure of these monetary assets and liabilities are also included in the determination of net income, as these transactions have not been designated for hedge accounting treatment. These contracts effectively fix the exchange rate at which these specific monetary assets and liabilities will be settled so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying monetary assets and liabilities. These contracts contain net settlement features. If we experience unfavorable changes in foreign exchange rates, we may be required to use material amounts of cash to settle the transactions which may adversely affect the operating results that we report with respect to the corresponding period.

We currently hold foreign currency forward contracts with a single counterparty. The bank counterparty in these contracts exposes us to credit-related losses in the event of their nonperformance. However, to mitigate that risk, we only contract with counterparties who meet our minimum credit quality guidelines. In addition, our exposure in the event of a default by our counterparty is limited to the changes in value of our hedged balances.

Market Price Sensitive Instruments

In order to reduce the potential equity dilution as a result of our Notes, we entered into a convertible note hedge transaction (the Hedge) entitling us to purchase up to 3.9 million shares of our common stock at an initial stock price of $29.64 per share, subject to adjustment. Upon conversion of our Notes, the Hedge is expected to reduce the equity dilution if the daily volume-weighted average price per share of our common stock exceeds the strike price of the Hedge. We also entered into warrant transactions with the counterparties of the Hedge entitling them to acquire up to 3.9 million shares of our common stock, subject to adjustment, at an initial strike price of $34.88 per share, subject to adjustment. The warrant transactions could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given measurement period (the quarter or year to date period) at maturity of the warrants exceeds the strike price of the warrants. In addition, non-performance by the counterparties under the Hedge would potentially expose us to dilution of our common stock to the extent our stock price exceeds the conversion price. See Note 3 to our unaudited condensed consolidated financial statements “Financial Statement Details—Convertible Debt” for additional information.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, at March 31, 2011, our disclosure controls and procedures were effective.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 4—“Commitments and Contingencies–Litigation” of our notes to unaudited condensed consolidated financial statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

Item 1A.	Risk Factors

The risks described below may not be the only risks we face. Additional risks that we do not currently believe are material may also impair our business operations. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business as previously disclosed in Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. If any of the events or circumstances described in the following risks occurs, our business, financial condition, results of operations or cash flows could suffer, and the trading price of our common stock and our market capitalization could decline.

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

* The risks inherent in our international operations may adversely impact our revenues, results of operations and financial condition.

We derive, and anticipate we will continue to derive, a significant portion of our revenues from operations in Japan and Europe. As we expand internationally, we will need to hire, train and retain qualified personnel for our manufacturing and direct sales efforts, retain distributors and train their and our manufacturing, sales and other personnel in countries where language, cultural or regulatory impediments may exist. We cannot ensure that distributors, physicians, regulators or other government agencies will accept our products, services and business practices. Further, we purchase, and in the future will manufacture, some components in international markets. The manufacture, sale and shipment of our products and services across international borders, as well as the purchase of components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Current or future trade, social and environmental regulations or political issues could restrict the supply of resources used in production or increase our costs. Compliance with such regulations is costly. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Failure to comply with applicable legal and regulatory obligations could result in the disruption of our manufacturing, shipping and sales activities. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions, including:

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

We are currently developing new products as well as product enhancements with respect to our existing products. We have in the past experienced, and may again in the future experience, delays in various phases of product development and commercial launch, including during research and development, manufacturing, limited release testing, marketing and customer education efforts. In particular, developing and integrating products and technologies of acquired businesses is time consuming and in has in the past resulted, and may again in the future result, in longer developmental timelines than we initially anticipated. We are currently engaged in ongoing litigation regarding our High Definition Swept Source non-laser light source with LightLab Imaging, Inc., or LightLab, in Delaware Chancery Court. Depending on the outcome of this litigation, we may experience delays in the commercial launch of our OCT imaging systems. Any delays in our product launches may significantly impede our ability to successfully compete in our markets and may reduce our revenues.

We and our present and future collaborators may fail to develop or effectively commercialize products covered by our present and future collaborations if:

•	our collaborators become competitors of ours or enter into agreements with our competitors;

•	we do not achieve our objectives under our collaboration agreements;

•	we are unable to manage multiple simultaneous product discovery and development collaborations;

•	we develop products and processes or enter into additional collaborations that conflict with the business objectives of our other collaborators;

•	we or our collaborators are unable to obtain patent protection for the products or proprietary technologies we develop in our collaborations; or

•	we or our collaborators encounter regulatory hurdles that prevent commercialization of our products.

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

We are utilizing substantial resources toward developing products and technologies to aid in the identification, diagnosis and treatment of the plaque that is most likely to rupture and cause a coronary event, or vulnerable plaque. The Providing Regional Observations to Study Predictors of Events in the Coronary Tree study demonstrated the ability of IVUS and virtual histology, or VH, to stratify lesions according to risk. However, no randomized controlled trial has been performed to assess the benefit of treating or deferring treatment in these stratified lesions. If we are unable to develop products or technologies that can identify vulnerable plaque, a market for products to identify vulnerable plaque may not materialize and our business may suffer.

* Fluctuations in foreign currency exchange rates could result in declines in our reported revenues and earnings.

We do not engage in foreign currency hedging arrangements for our revenues or operating expenses, and, consequently, foreign currency fluctuations may adversely affect our revenues and earnings. During the three months ended March 31, 2011, 16.5% and 30.4% of our revenues were denominated in the euro and yen, respectively, 9.1% of our operating expenses were denominated in the euro and 12.6% of our operating expenses were denominated in the yen. Commencing October 2009, we began using foreign currency forward contracts to manage a portion of the foreign currency risk related to our intercompany receivable balances with our foreign subsidiaries whose functional currencies are the euro and yen. We cannot be assured our hedges will be effective or that the costs of the hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro and the yen, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results. In periods of a strengthening U.S. dollar relative to the yen or the euro, we would record less revenues and our results of operations could be negatively impacted.

* General national and worldwide economic conditions may materially and adversely affect our financial performance and results of operations.

Our operations and performance depend significantly on national and worldwide economic conditions and the resulting impact on purchasing decisions and the level of spending on our products by customers in the geographic markets in which our IVUS and FM products are sold or distributed. These economic conditions remain challenging in many countries and regions, including without limitation the U.S., Japan, Europe, Middle East and Africa, where we have generated most of our revenues. The recent tsunami and associated events in Japan could negatively impact many of our customers, as well as the conditions in which our Tokyo-based subsidiary operates. In addition, such events may result in a downturn in Japan’s economy as a whole, which may adversely affect our ability to conduct business in Japan. Likewise, the political unrest in the Middle East may have adverse consequences to the global economy or to our customers in the Middle East, which could negatively impact our business. In any event, uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. If our customers do not obtain or do not have access to the necessary capital to operate their businesses, or are otherwise adversely affected by the deterioration in national and worldwide economic conditions, this could result in reductions in the sales of our products, longer sales cycles and slower adoption of new technologies by our customers, which would materially and adversely affect our business. In addition, our customers’, distributors’ and suppliers’ liquidity, capital resources and credit may be adversely affected by their relative ability or inability to obtain capital and credit, which could adversely affect our ability to collect on our outstanding invoices or lengthen our collection cycles, distribute our products or limit our timely access to important sources of raw materials necessary for the manufacture of our consoles and catheters.

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

* Our efforts to continue our transition to a direct sales force in Japan may not be successful or may cause us to incur additional expenses and experience reduced revenues sooner than initially planned. If we are not successful or incur such additional expenses sooner than expected, then our business and results of operations may be materially and adversely affected.

Historically, a significant portion of our annual revenues have been derived from sales to our Japanese distributors. We have recently terminated a number of our distributor relationships in Japan, and, although we have no current plans to do so, may decide in the future to fully transition to a direct sales force in Japan. There is no assurance that we will be successful in completing our transition to a direct sales force in Japan and that we will be able to continue to successfully place, sell and service our products in Japan through a direct sales force or to successfully insure the growth of our direct sales force that may be needed in the event we terminate additional distributor relationships. Our challenges and potential risks in connection with expanding our direct sales force in Japan include, but are not limited to, (a) the successful retention and servicing of current distributors and customers in Japan, (b) strong market adoption of our technology in Japan, (c) the achievement of our growth and market development strategies in Japan, (d) our ability to recruit, train and retain an expanded direct sales force in Japan, and (e) the effect of the recent earthquake, tsunami and nuclear power plant meltdown in Japan on operating conditions as well as end demand. In addition, to the extent we terminate additional relationships with distributors; we may incur significant additional expenses and reduced revenues sooner than initially planned. Our efforts to successfully expand our direct sales strategy in Japan or the failure to achieve our sales objectives in Japan may adversely impact our revenues, results of operations and financial condition and negatively impact our ability to sustain and grow our business in Japan.

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

Our reliance on these sole source suppliers subjects us to a number of risks that could impact our ability to manufacture our products and harm our business, including:

•	inability to obtain adequate supply in a timely manner or on commercially reasonable terms;

•	interruption or delayed delivery of supply resulting from our suppliers’ difficulty in accessing financial or credit markets or otherwise secure cash and capital resources;

•	interruption of supply resulting from modifications to, or discontinuation of, a supplier’s operations;

•	delays in product shipments resulting from uncorrected defects, reliability issues or a supplier’s variation in a component;

•	uncorrected quality and reliability defects that impact performance, efficacy and safety of products from replacement suppliers;

•	price fluctuations due to a lack of long-term supply arrangements with our suppliers for key components;

•	difficulty identifying and qualifying alternative suppliers for components in a timely manner;

•	production delays related to the evaluation and testing of products from alternative suppliers and corresponding regulatory qualifications; and

•	delays in delivery by our suppliers due to changes in demand from us or their other customers.

In addition, because we do not have long term supply agreements with some of our suppliers, we are subjected to the following risks:

•	unscheduled price increases;

•	lack of notice when the materials used to manufacture are not available;

•	lack of notice of discontinued operations or manufacturing.

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

On September 23, 2010, we, through a wholly owned subsidiary, entered into a series of agreements to acquire real property and design and build manufacturing facilities in Costa Rica. We have never established or operated manufacturing facilities outside the U.S., and cannot assure you that we will be able to successfully establish or operate these facilities in a timely or profitable manner, or at all. We depend upon Zona Franca Coyol, a third party construction company, to assist us in the design, construction and validation of the manufacturing facilities. In addition, we will need to transfer our manufacturing processes, technology and know-how to our Costa Rica facilities. If we are unable to establish or operate these facilities or successfully transfer our manufacturing processes, technology and know-how in a timely and cost-effective manner, or at all, then we may experience disruptions in our operations, which could negatively impact our business and financial results.

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

Our ability to use our net operating losses to reduce future income tax obligations may be limited or reduced. Generally, a change of more than 50 percentage points in the ownership of our shares, by value, over the three-year period ending on the date the shares were acquired constitutes an ownership change and may limit our ability to use our net operating loss carryforwards. Should additional ownership changes occur in the future, our ability to utilize our net operating loss carryforwards could be limited.

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

We have begun implementing a new enterprise resource planning, or ERP, system to further enhance operating efficiencies and provide more effective management of our business operations. The new ERP system will be deployed for use throughout our company in a number of “go live” phases, the first of which is expected to occur during the third quarter of 2011 with company-wide deployment expected to be completed subsequently. Implementing a new ERP system is costly and involves risks inherent in the conversion to a new computer system, including loss of information, disruption to our normal operations, changes in accounting procedures and internal control over financial reporting, as well as problems achieving accuracy in the conversion of electronic data. Failure to properly or adequately address these issues could result in increased costs, the diversion of management’s and employees’

attention and resources and could materially adversely affect our operating results, internal controls over financial reporting and ability to manage our business effectively. While the ERP system is intended to further improve and enhance our information systems, large scale implementation of a new information system exposes us to the risks of starting up the new system and integrating that system with our existing systems and processes, including possible disruption of our financial reporting, which could lead to a failure to make required filings under the federal securities laws on a timely basis.

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

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture that could affect patient safety. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious adverse health consequences or death. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found or suspected. For example, in 2010 we recalled our Xtract™ catheter in circumstances where no patient safety incident was reported but where we had evidence that the device’s integrity could be compromised under certain storage conditions. A government-mandated recall or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other issues. Recalls, which include corrections as well as removals, of any of our products would divert managerial and financial resources and could have an adverse effect on our financial condition, harm our reputation with customers, and reduce our ability to achieve expected revenues.

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

Risks related to our common stock

* We expect that the price of our common stock will fluctuate substantially.

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

•	announcements related to patents issued to us or our competitors;

•	the announcement of pending or threatened litigation and developments in litigation involving us;

•	sales of large blocks of our common stock, including sales by our executive officers and directors; and

•	general market and economic conditions and other factors unrelated to our operating performance or the operating performance of our competitors.

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

As of April 28, 2011, our directors, officers and principal stockholders each holding more than 5% of our common stock collectively controlled a significant portion of our outstanding common stock. To the extent our directors, officers and principal stockholders continue to hold a significant portion of our outstanding common stock, these stockholders, if they act together, would be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.2	Bylaws of the Registrant, as revised (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on May 4, 2011, and incorporated herein by reference).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

4.3	Fourth Amended and Restated Investor Rights Agreement, dated February 18, 2005, by and among the Registrant and certain stockholders (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.4	Rights Agreement, dated June 20, 2006, by and between the Registrant and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.5	Indenture, dated September 20, 2010, by and between the Registrant and Wells Fargo Bank (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 20, 2010, and incorporated herein by reference).

4.6	Supplemental Indenture, dated September 20, 2010 by and between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 20 2010, and incorporated herein by reference).

4.7	Form of 2.875% Convertible Senior Notes due 2015 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 20, 2010, and incorporated herein by reference).

10.1	Addendum to Managing Director Agreement, dated February 4, 2011, by and between Volcano Europe NV and Michel Lussier (filed as Exhibit 10.11 to Registrant’s Annual Report on Form 10-K (File No. 000-52045), as originally filed on March 1, 2011, and incorporated herein by reference).

10.2	Employment Agreement, dated February 4, 2011, by and between the Registrant and Michel Lussier (filed as Exhibit 10.11 to Registrant’s Annual Report on Form 10-K (File No. 000-52045), as originally filed on March 1, 2011, and incorporated herein by reference).

10.3	2011 Executive Salaries and 2010 Executive Cash Bonuses (filed as Items 5.02 in Registrant’s Current Report on Form 8-K (File No. 000-52045), as filed February 22, 2011 and originally filed on March 22, 2011, and amended on March 25, 2011 and incorporated herein by reference).

10.4	2011 Commission Plan between Registrant and Jorge Quinoy.

10.5	Volcano Corporation Amended and Restated 2005 Equity Corporation Plan.

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	XBRL Instance Document

101***	XBRL Taxonomy Extension Schema Document

101***	XBRL Taxonomy Calculation Linkbase Document

101***	XBRL Taxonomy Definition Linkbase Document

101***	XBRL Taxonomy Label Linkbase Document

101***	XBRL Taxonomy Presentation Linkbase Document

**	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
***	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 460T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ John T. Dahldorf John T. Dahldorf	Chief Financial Officer (principal financial officer, principal accounting officer and duly authorized officer)	May 6, 2011

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.2	Bylaws of the Registrant, as revised (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on May 4, 2011, and incorporated herein by reference).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

4.3	Fourth Amended and Restated Investor Rights Agreement, dated February 18, 2005, by and among the Registrant and certain stockholders (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.4	Rights Agreement, dated June 20, 2006, by and between the Registrant and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.5	Indenture, dated September 20, 2010, by and between the Registrant and Wells Fargo Bank (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 20, 2010, and incorporated herein by reference).

4.6	Supplemental Indenture, dated September 20, 2010 by and between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 20 2010, and incorporated herein by reference).

4.7	Form of 2.875% Convertible Senior Notes due 2015 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 20, 2010, and incorporated herein by reference).

10.1	Addendum to Managing Director Agreement, dated February 4, 2011, by and between Volcano Europe NV and Michel Lussier (filed as Exhibit 10.11 to Registrant’s Annual Report on Form 10-K (File No. 000-52045), as originally filed on March 1, 2011, and incorporated herein by reference).

10.2	Employment Agreement, dated February 4, 2011, by and between the Registrant and Michel Lussier (filed as Exhibit 10.11 to Registrant’s Annual Report on Form 10-K (File No. 000-52045), as originally filed on March 1, 2011, and incorporated herein by reference).

10.3	2011 Executive Salaries and 2010 Executive Cash Bonuses (filed as Items 5.02 in Registrant’s Current Report on Form 8-K (File No. 000-52045), as filed on February 22, 2011 and originally filed on March 22, 2011, and amended on March 25, 2011 and incorporated herein by reference).

10.4	2011 Commission Plan between Registrant and Jorge Quinoy.

10.5	Volcano Corporation Amended and Restated 2005 Equity Compensation Plan.

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	XBRL Instance Document

101***	XBRL Taxonomy Extension Schema Document

101***	XBRL Taxonomy Calculation Linkbase Document

101***	XBRL Taxonomy Definition Linkbase Document

101***	XBRL Taxonomy Label Linkbase Document

101***	XBRL Taxonomy Presentation Linkbase Document

**	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
***	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.