Form 10-Q
period 2011-06-30
Volcano Corp
filed 2011-08-08
CIK 1354217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 28, 2011
Common stock, $0.001 par value	52,484,267

VOLCANO CORPORATION

Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VOLCANO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$35,433	$43,429
Short-term available-for-sale investments	170,222	175,283
Accounts receivable, net	61,508	59,133
Inventories	47,456	40,499
Prepaid expenses and other current assets	7,512	6,643

Total current assets	322,131	324,987
Long-term available-for-sale investments	45,073	26,804
Property and equipment, net	62,905	56,503
Intangible assets, net	15,990	17,103
Goodwill	2,487	2,487
Other non-current assets	3,914	3,682

Total assets	$452,500	$431,566

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,511	$13,895
Accrued compensation	16,597	18,241
Accrued expenses and other current liabilities	19,998	21,960
Deferred revenues	5,749	5,898
Current maturities of long-term debt	72	56

Total current liabilities	55,927	60,050
Convertible senior notes	93,373	91,162
Other long-term debt	57	74
Deferred revenues	2,688	2,466
Other	3,278	3,478

Total liabilities	155,323	157,230
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, par value of $0.001; 10,000 shares authorized; no shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, par value of $0.001; 250,000 shares authorized at June 30, 2011 and December 31, 2010; 52,453 and 51,366 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	52	51
Additional paid-in capital	419,013	402,895
Accumulated other comprehensive income (loss)	85	(593)
Accumulated deficit	(121,973)	(128,017)

Total stockholders’ equity	297,177	274,336

Total liabilities and stockholders’ equity	$452,500	$431,566

See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$84,036	$73,452	$165,031	$140,024
Cost of revenues, excluding amortization of intangibles	26,763	27,093	54,637	53,731

Gross profit	57,273	46,359	110,394	86,293
Operating expenses:
Selling, general and administrative	35,488	30,082	70,948	63,161
Research and development	13,321	9,594	26,409	19,452
Amortization of intangibles	858	621	1,712	1,194
In-process research and development	—	33	—	65

Total operating expenses	49,667	40,330	99,069	83,872

Operating income	7,606	6,029	11,325	2,421
Interest income	232	83	475	168
Interest expense	(2,056)	(11)	(4,061)	(18)
Exchange rate loss	(291)	(423)	(679)	(544)
Other, net	—	(9)	(1)	(19)

Income before provision for income taxes	5,491	5,669	7,059	2,008
Provision for income taxes	603	253	1,015	628

Net income	$4,888	$5,416	$6,044	$1,380

Net income per share:
Basic	$0.09	$0.11	$0.12	$0.03

Diluted	$0.09	$0.10	$0.11	$0.03

Shares used in calculating net income per share:
Basic	52,272	50,452	52,020	50,099

Diluted	54,536	53,071	54,430	52,876

See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2010	51,366	$51	$402,895	$(593)	$(128,017)	$274,336
Issuance of common stock under equity plans	1,087	1	9,853			9,854
Employee stock-based compensation cost			6,150			6,150
Non-employee stock-based compensation cost			115			115
Comprehensive income
Net income					6,044	6,044
Foreign currency translation adjustments				572		572
Changes in net unrealized gain on available- for-sale investments				106		106

Total comprehensive income						6,722

Balance at June 30, 2011	52,453	$52	$419,013	$85	$(121,973)	$297,177

See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net income	$6,044	$1,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,288	8,819
Amortization of investment premium, net	1,691	435
Accretion of debt discount on convertible senior notes	2,296	—
Non-cash stock-based compensation expense	6,289	6,191
Other non-cash adjustments	81	(565)
Loss on disposal of long-lived assets	109	29
In-process research and development	—	65
Changes in operating assets and liabilities:
Accounts receivable	(1,023)	(1,705)
Inventories	(6,340)	(1,491)
Prepaid expenses and other assets	(913)	517
Restricted cash	(83)	—
Accounts payable	(637)	(586)
Accrued compensation	(1,786)	(907)
Accrued expenses and other liabilities	(2,497)	(2,130)
Deferred revenues	(18)	439

Net cash provided by operating activities	14,501	10,491

Investing activities
Purchase of short-term and long-term available-for-sale investments	(196,897)	(48,665)
Sale or maturity of short-term and long-term available-for-sale investments	182,105	33,856
Capital expenditures	(15,465)	(8,345)
Cash paid related to acquisitions, net of cash acquired	—	(596)
Cash paid for intangible assets	(612)	(2,149)
Proceeds from foreign currency exchange contracts	373	1,417
Payment for foreign currency exchange contracts	(1,961)	(1,083)

Net cash used in investing activities	(32,457)	(25,565)

Financing activities
Repayment of debt	(26)	(24)
Proceeds from sale of common stock under employee stock purchase plan	1,755	1,234
Proceeds from exercise of common stock options	8,099	7,067
Tax benefit related to stock-based compensation	—	176
Increases of restricted cash	—	(79)

Net cash provided by financing activities	9,828	8,374

Effect of exchange rate changes on cash and cash equivalents	132	1,273

Net decrease in cash and cash equivalents	(7,996)	(5,427)
Cash and cash equivalents, beginning of period	43,429	56,055

Cash and cash equivalents, end of period	$35,433	$50,628

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,485	$18
Cash paid for income taxes	$1,550	$143
Supplemental disclosure of non-cash investing activities:
Issuance of common stock related to milestone payment	$—	$10,468

See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

1. Summary of Significant Accounting Policies

Basis of Presentation and Nature of Operations

The unaudited condensed consolidated financial statements of Volcano Corporation (“we,” “us,” “our,” “Volcano” or the “Company”) contained in this quarterly report on Form 10-Q include our financial statements and the financial statements of our wholly owned subsidiaries, Volcano Japan Co. Ltd., or Volcano Japan, Volcano Europe S.A./N.V., or Volcano Europe, Axsun Technologies, Inc., or Axsun, Volcano Therapeutics South Africa (Pty) Ltd., or Volcano South Africa, a wholly owned subsidiary of Volcano Europe, Volcano Netherlands Holdings, B.V., or Volcano Netherlands, and Volcarica, Socieded de Responsabilidad Limitada, a wholly owned subsidiary of Volcano Netherlands.

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

We have prepared the accompanying financial information at June 30, 2011 and for the three and six months ended June 30, 2011 and 2010, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010.

The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. We consider receivables past due based on the contractual payment terms. We perform ongoing credit evaluations of our customers, and generally we do not require collateral on our accounts receivable. We estimate the need for allowances for potential credit losses based on historical collection activity and the facts and circumstances relevant to specific customers and we record a provision for uncollectible accounts when collection is uncertain. To date, we have not experienced significant credit-related losses.

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

We purchase integrated circuits and other key components for use in our products from third-party suppliers. For certain components, which are currently single sourced, there are relatively few sources of supply. Although we believe that other suppliers could provide similar components on comparable terms, establishment of additional or replacement suppliers may not be accomplished quickly. Any significant supply interruption could have a material adverse effect on our business, financial condition and results of operations. For further discussion, see “Risk Factors — Our manufacturing operations are dependent upon third-party suppliers, some of which are sole-sourced, which makes us vulnerable to supply problems, price fluctuations and manufacturing delays.”

Net Income per Share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential dilutive securities are excluded from the diluted earnings per share computation in loss periods as their effect would be anti-dilutive.

Our potentially dilutive shares include outstanding common stock options, restricted stock units, incremental shares issuable upon the conversion of the Notes, or exercise of the warrants relating to the Notes (See Note 3 “Financial Statement Details — Convertible Debt”). Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share or increase net income per share or if the underlying obligation will be settled in cash as discussed in the following paragraph. For the three and six months ended June 30, 2011 and 2010, potentially dilutive shares totaling 0, 184,000, 2.7 million, and 2.8 million, respectively, have not been included in the computation of diluted net income per share, as the result would be anti-dilutive.

In addition, diluted net income per common share does not include any incremental shares or warrants related to the Notes for the three and six months ended June 30, 2011. Because the principal amount of the Notes will be settled in cash upon conversion if a conversion occurs, the Notes will have no impact on diluted net income per common share until the price of our common stock exceeds the conversion price (initially $29.64, subject to adjustments) of the Notes. The warrants will not have an impact on diluted net income per common share until the price of our common stock exceeds the strike price of the warrants (initially $34.875, subject to adjustments). When the market price of our stock exceeds the conversion price or strike price, as applicable, we will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued upon conversion of the Notes or exercise of the warrants using the treasury stock method.

In addition, the call options to purchase our common stock, which we purchased to hedge against potential dilution upon conversion of the Notes (see Note 3 “Financial Statement Details — Convertible Debt”), are not considered for purposes of calculating the total dilutive weighted average shares outstanding, as their effect would be anti-dilutive. Upon exercise, the call options will mitigate the dilutive effect of the Notes.

The basic and diluted net income per share calculations for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands, except per share data, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$4,888	$5,416	$6,044	$1,380

Weighted average common shares outstanding for basic	52,272	50,452	52,020	50,099
Dilutive potential common stock outstanding:
Stock options	1,981	2,331	2,023	2,402
Restricted stock units	277	283	358	355
Employee stock purchase plan	6	5	29	20

Weighted average common shares outstanding for diluted	54,536	53,071	54,430	52,876

Net income per share:
Basic	$0.09	$0.11	$0.12	$0.03

Diluted	$0.09	$0.10	$0.11	$0.03

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board, or FASB, updated the accounting guidance relating to the test for potential impairment of goodwill that we are required to perform annually. The updated guidance requires companies to perform the second step of the impairment test to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists because the carrying amount of a reporting unit is zero or negative. In considering whether it is more likely than not that a goodwill impairment exists, an entity shall evaluate whether there are adverse qualitative factors. The updated guidance is effective for us beginning in fiscal year 2012. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In May 2011, the FASB amended the guidance regarding fair value measurement and disclosure. The amended guidance clarifies the application of existing fair value measurement and disclosure requirements. The amendment is effective for us beginning in fiscal year 2012. The adoption of this amendment is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB amended requirements for the presentation of comprehensive income, to increase the prominence of other comprehensive income (OCI) in financial statements. Companies will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. This amendment eliminates the option to present other comprehensive income in the statement of stockholders’ equity. The amendment is effective for us beginning in fiscal year 2012. The adoption of this guidance will not impact our financial position, results of operations or cash flows and will only impact the presentation of OCI on our financial statements.

2. Acquisitions

CardioSpectra Acquisition

On December 18, 2007, we acquired CardioSpectra, Inc., or CardioSpectra, a privately held corporation, for an aggregate purchase price of $27.0 million. The acquisition of CardioSpectra’s OCT technology is expected to complement our existing product offerings and further enhance our position as an imaging technology leader in the field of interventional medicine. The acquisition was accounted for as an asset purchase. We have included the operating results associated with the CardioSpectra acquisition in our consolidated financial statements from the date of acquisition.

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

In December 2009, the first milestone specified in the CardioSpectra merger agreement was achieved and at December 31, 2009, the corresponding milestone payment totaling $11.0 million was recorded as in-process research and development, or IPR&D, expense and was included in accrued expenses and other current liabilities ($10.5 million) and accounts payable ($531,000). In January 2010, we paid the milestone payment with the issuance of 609,360 shares of our common stock and $531,000 of cash. The second milestone specified in the merger agreement was not achieved as of December 31, 2010, and as such, the second milestone payment will not be paid. Additional remaining milestone payments of up to $17.0 million may be paid upon achievement of the respective revenue targets described in the merger agreement. As of June 30, 2011, we have not launched an OCT product. Therefore, we have not recorded any liability related to these milestones.

Novelis Acquisition

On May 15, 2008, we acquired all of the outstanding equity interests in Novelis, Inc., or Novelis, a privately held company, which developed proprietary ultrasonic visualization and therapy technology for minimally invasive diagnostic and therapeutic devices. The core product line of Novelis is based on FL.IVUS technology. The aggregate purchase price of $12.3 million was paid in cash and included transaction costs of $204,000. The acquisition was accounted for as an asset purchase. We have included the operating results associated with the Novelis acquisition in our consolidated financial statements from the date of acquisition.

Axsun Acquisition

On December 24, 2008, we acquired all of the outstanding equity interests in Axsun, a privately held company that develops and manufactures optical monitors for the telecommunications industry, laser and non-laser light sources and optical engines used in OCT imaging systems and advanced photonic components and subsystems used in spectroscopy and other industrial applications. The aggregate purchase price of $23.8 million consisted of $22.3 million paid in cash, assumed liabilities of $6.5 million, and transaction costs of $725,000, net of cash received of $5.8 million. The acquisition was accounted for as a business combination.

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

Fluid Medical Acquisition

On August 5, 2010, we acquired all of the outstanding equity interests in Fluid Medical, Inc., or Fluid Medical, a privately held company, which is engaged in the development of imaging technology for use in various structural heart applications, including, but not limited to, mitral valve repair. Fluid Medical’s technology and intellectual property provide forward field of view imaging on highly maneuverable catheters that have the potential to enable or enhance visualization for procedures currently done with inadequate imaging. This technology is expected to result in a Forward-Looking Intra-Cardiac Echo, or FL.ICE, catheter that will initially be focused on minimally invasive structural heart applications, such as percutaneous aortic and mitral valve therapies. As we expand our line of visualization tools used in performing percutaneous interventional, or PCI, procedures, we believe this technology will enhance our ability to provide a broad suite of visualization products to our customers.

The purchase price of $4.2 million consisted of $3.6 million in cash payments and $150,000 of debt forgiveness related to working capital loans we made to Fluid Medical prior to the acquisition. Additionally, we have retained $400,000 as a “hold-back” liability to satisfy any claims for indemnification made within 18 months following the closing. Assets acquired primarily included $4.1 million of IPR&D. Additionally, we recorded a deferred tax liability of $1.6 million related to the difference between the book and tax basis of the acquired assets. The transaction was accounted for as a business combination and, as such, we recorded $1.6 million of goodwill reflecting the amount by which the purchase consideration exceeded the acquired net assets. This goodwill was allocated to our medical segment and is not deductible for income tax purposes. We recorded $184,000 of acquisition-related costs related to this transaction, which were recognized in our statement of operations during the year ended December 31, 2010 as selling, general and administrative expense.

The IPR&D asset we recorded represents an estimate of the fair value of in-process technology related to Fluid Medical’s imaging technology program, which is still in the prototype phase. As such, based on authoritative accounting guidance, amortization of the IPR&D will not occur until it reaches market feasibility. Costs incurred in connection with this project subsequent to the date of acquisition will be expensed as incurred, and the project is currently expected to be completed in 2013. In the event the project is abandoned, we will record an impairment charge for this amount.

3. Financial Statement Details

Cash and Cash Equivalents and Available-for-Sale Investments

We invest our excess funds in securities issued by the U.S. government, corporations, banks, municipalities, financial holding companies and in money market funds comprised of these same types of securities. Our cash and cash equivalents and Investments are placed with high credit quality financial institutions. Additionally, we diversify our investment portfolio in order to maintain safety and liquidity and we do not hold mortgage-backed securities. As of June 30, 2011, all of our investments will mature within 16 months. These investments are recorded at their estimated fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss).

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

During the three and six months ended June 30, 2011 and 2010, no transfers were made into or out of the Level 1, 2, or 3 categories. We will continue to review our fair value inputs on a quarterly basis.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below at June 30, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements at June 30, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash	$19,489	$19,489	$—	$—
Money market funds	15,944	15,944	—	—

Sub-total cash and cash equivalents	35,433	35,433	—	—

Corporate debt securities	152,676	—	152,676	—
U.S. Treasury and agency debt securities	17,546	17,546	—	—

Sub-total short-term investments	170,222	17,546	152,676	—

Long Term:
Corporate debt securities	18,031	—	18,031	—
U.S. Treasury and agency debt securities	27,042	27,042	—	—

Sub-total long-term investments	45,073	27,042	18,031	—

Total Assets	$250,728	$80,021	$170,707	$—

Liabilities:
Foreign currency forward contracts	$417	$—	$417	$—

Our investments have been classified as available-for-sale. At June 30, 2011, available-for-sale investments are detailed as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Corporate debt securities	$152,638	$49	$11	$152,676
U.S. Treasury and agency debt securities	17,535	11	—	17,546

Short-term available-for-sale investments	$170,173	$60	$11	$170,222

Long-term:
Corporate debt securities	$17,984	48	1	18,031
U.S. Treasury and agency debt securities	27,046	9	13	27,042

Long-term available for sale investments	$45,030	$57	$14	$45,073

Available-for-sale investments that are in an unrealized loss position at June 30, 2011 are detailed as follows (in thousands):

	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$48,071	$12
U.S. Treasury and agency debt securities	9,986	13

	$58,057	$25

At December 31, 2010, available-for-sale investments are detailed as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Corporate debt securities	$97,685	$41	$14	$97,712
U.S. Treasury and agency debt securities	77,585	8	22	77,571

Short-term available-for-sale investments	$175,270	$49	$36	$175,283

Long-term:
Corporate debt securities	$16,830	$1	$29	$16,802
U.S. Treasury and agency debt securities	10,002	—	—	10,002

Long-term available for sale investments	$26,832	$1	$29	$26,804

Derivative Financial Instruments

Our derivative financial instruments are primarily composed of foreign currency forward contracts. We record derivative financial instruments as either assets or liabilities in our condensed consolidated balance sheets and measure them at fair value. At June 30, 2011 and December 31, 2010, notional amounts of our outstanding contracts were $48.6 million and $54.0 million, respectively. At June 30, 2011 and December 31, 2010, the outstanding derivatives had maturities of 92 days or less. The fair value of our foreign currency forward contracts of $417,000 was included in accrued expenses and other current liabilities in our condensed consolidated balance sheet at June 30, 2011, and the fair value of our foreign currency forward contracts of $299,000 was included in accrued expenses and other current liabilities in our condensed consolidated balance sheet at December 31, 2010. For the three and six months ended June 30, 2011, $1,416,000 and $1,697,000 of net losses related to our derivative financial instruments are included in exchange rate loss in our condensed consolidated statements of operations. For the three and six months ended June 30, 2010, $370,000 of net losses and $109,000 of net gains, respectively, related to our derivative financial instruments were included in our consolidated statements of operations.

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

Inventories

Inventories consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Finished goods (1)	$21,908	$20,996
Work-in-process	11,012	7,946
Raw materials	14,536	11,557

	$47,456	$40,499

(1)	Finished goods inventory includes consigned inventory of $4.5 million and $3.3 million at June 30, 2011 and December 31, 2010, respectively.

Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30, 2011	December 31, 2010
Medical diagnostic equipment	$61,153	$55,836
Other equipment	30,128	27,721
Leasehold improvements	8,289	8,062
Purchased software	3,930	3,331
Construction-in-progress (1)	15,451	7,852

	118,951	102,802
Accumulated depreciation and amortization	(56,046)	(46,299)

	$62,905	$56,503

(1)	Construction-in-progress at June 30, 2011 and December 31, 2010 includes $194,000 and $42,000, respectively, of capitalized interest related to the construction of our manufacturing facility in Costa Rica.

Intangible Assets

Intangible assets consist of developed technology, licenses, customer relationships, patents and trademarks, and assembled workforce which are amortized using the straight-line method over periods ranging from 3 to 20 years, representing the estimated useful lives of the assets. IPR&D consists of in-process technology related to Fluid Medical’s imaging program, which is still in the prototype phase and, therefore, amortization will not begin until such technology reaches market feasibility.

During the six months ended June 30, 2011, we recorded intangible asset additions of approximately $334,000 related to patents, $161,000 related to licensed technology and $117,000 related to customer relationships.

At June 30, 2011, intangible assets by major class consist of the following (in thousands):

	June 30, 2011
	Cost	Accumulated Amortization	Net	Weighted- Average Life (in years) (1)
Intangible assets subject to amortization
Developed technology	$22,651	$15,330	$7,321	8.2
Licenses	7,195	5,727	1,468	10.0
Customer relationships	4,105	2,535	1,570	3.3
Patents and trademarks	2,989	1,442	1,547	9.4
Assembled workforce	274	240	34	4.0

	$37,214	$25,274	$11,940	7.3
Intangible assets not yet subject to amortization
In-process research and development (2)	4,050	—	4,050	n/a

	$41,264	$25,274	$15,990

At December 31, 2010, intangible assets by major class consist of the following (in thousands):

	December 31, 2010
	Cost	Accumulated Amortization	Net	Weighted- Average Life (in years) (1)
Intangible assets subject to amortization
Developed technology	$22,651	$14,666	$7,985	8.2
Licenses	7,034	5,400	1,634	10.0
Customer relationships	3,978	2,005	1,973	3.4
Patents and trademarks	2,655	1,262	1,393	7.1
Assembled workforce	274	206	68	4.0

	$36,592	$23,539	$13,053	7.1
Intangible assets not yet subject to amortization
In-process research and development (2)	4,050	—	4,050	n/a

	$40,642	$23,539	$17,103

(1)	Weighted average life of intangible assets is presented excluding fully amortized assets.
(2)	IPR&D represents an estimate of fair value of in-process technology related to Fluid Medical’s imaging technology program, which is still in the prototype phase. As such, based on authoritative guidance, amortization of the IPR&D will not occur until it reaches market feasibility. In the event the project is abandoned, we will record an impairment charge for this amount.

At June 30, 2011, future amortization expense associated with our intangible assets is expected to be as follows (in thousands):

2011 (remaining six months)	$1,799
2012	3,001
2013	2,141
2014	1,544
2015	1,129
Thereafter	2,326

$11,940

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

Consistent with authoritative guidance, we accrued relocation costs and the costs of one-time termination benefits to employees who were not required to render service beyond a minimum retention period of 60 days. The remaining one-time termination benefits were recorded to expense ratably over required service periods. Additionally, costs related to moving equipment between the facilities were expensed during the period incurred. As a result, we recorded $63,000 as research and development expense during the six months ended June 30, 2010. In addition, during the six months ended June 30, 2010, we recorded $454,000 of additional restructuring costs as selling, general and administrative expense for the termination of the operating lease and related contract costs, including a charge for the impairment of certain property and equipment.

On April 26, 2010, we entered into a lease termination agreement with the landlord of our San Antonio facility. Total termination costs of $330,000 included a lump-sum lease-termination payment, broker commissions and the surrender of our security deposit. We were correspondingly released from any future obligations under this facility lease. The termination payment represented a savings over the original estimated restructuring liability related to the remaining lease payments and resulted in a benefit of $116,000 that was recorded during the second quarter of 2010. At June 30, 2011, there were no future obligations related to this restructuring activity.

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

	June 30, 2011	December 31, 2010
Liabilities:
Principal amount of the 2.875% Convertible Senior Notes	$115,000	$115,000

Unamortized discount of liability component	(19,283)	(21,211)

Unamortized debt issuance costs	(2,344)	(2,627)

Carrying value of liability component	$93,373	$91,162

Equity — net carrying value	$22,263	$22,263

The fair value of the Notes at June 30, 2011 was $147.5 million.

Other Long-Term Debt

The amounts outstanding for other long-term debt at June 30, 2011 and December 31, 2010 relate to capital leases.

4. Commitments and Contingencies

Litigation — LightLab

On January 7, 2009, LightLab Imaging, Inc., or LightLab, filed a complaint against us and our wholly owned subsidiary, Axsun, in the Superior Court of Massachusetts, Suffolk County, seeking injunctive relief and unspecified damages (the Massachusetts Action). LightLab develops and sells OCT products for cardiovascular imaging and other medical uses. On July 6, 2010, LightLab was acquired by St. Jude Medical, Inc., or St. Jude.

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

On February 10, 2011, and on April 7, 2011, the Court entered a Final Judgment and an Amended Final Judgment, respectively, in the Massachusetts Action: a) in favor of Volcano and Axsun on LightLab’s claims for trade secret misappropriation on items 1-30 on LightLab’s list of alleged trade secrets, b) ordered Volcano and Axsun to collectively pay $600,000 in damages (which amount includes the $200,000 agreed to in the Stipulation and the $400,000 ordered in the 93A ruling) and $4.5 million in attorneys’ fees, (resulting in a total of $5.1 million recorded to selling, general and administrative expense and accrued in other current liabilities during the fourth quarter of 2010), c) in favor of LightLab on its claims against Axsun for breach of contract, breach of implied covenant of good faith and fair dealing, for violation of 93A, and misappropriation of trade secrets for disclosing three particular items to Volcano in December 2008 – the specifications for the two lasers provided by Axsun to LightLab and one Axsun laser prototype made in 2008, d) in favor of LightLab on its claims against Volcano for intentional interference with a contract and advantageous business relationship, unjust enrichment, violation of 93A, and misappropriation of trade secrets for the same three trade secrets described above. In addition, the Court denied a majority of LightLab’s requested injunctions, and entered limited injunctive relief, none of which management believes have a material effect upon Volcano. The Final Judgment and Amended Final Judgment are substantially similar. The Amended Final Judgment corrects non-substantive clerical errors. On April 15, 2011, LightLab filed a notice of appeal, with respect to various decisions of the Court, including, a) the Court’s decisions adverse to LightLab’s claims for trade secret misappropriation in Items 1-30 of LightLab’s alleged “Trade Secret List, including the Court’s post-trial Finding of Fact and Rulings of Law adverse to LightLab on Items 1 – 5, the Court’s two Summary Judgment Decisions adverse to LightLab on Items 6 – 23 and 25 – 30 (Item 24 having been voluntarily dismissed by LightLab), and various rulings requiring evidence of use or intent to use as a prerequisite for injunctive relief; b) the Court’s post-trial decisions denying permanent injunctive relief that LightLab requested as terms of the Final Judgment; c) the Court’s pre-trial rulings excluding certain lost profits damages evidence that LightLab sought to introduce at trial; d) various discovery and pre-trial orders denying LightLab discovery about Axsun’s work for Volcano; e) the Court’s order barring LightLab from claiming that the sale of Axsun to Volcano itself constituted a breach of the LightLab-Axsun supply contract; and f) the denial of LightLab’s motion to alter or amend the Final Judgment, which motion sought to obtain additional declaratory relief barring Axsun from “supplying” tunable lasers to Volcano. Volcano and Axsun do not intend to cross appeal the Amended Final Judgment, and on July 5, 2011, Volcano and Axsun satisfied their payment obligations under the Amended Final Judgment by making a payment to Lightlab in the amount of approximately $5.4 million.

On February 5, 2010, Volcano and our wholly owned subsidiary, Axsun, commenced an action in the Delaware Chancery Court, or the Chancery Court Action, against LightLab seeking a declaration of Volcano and Axsun’s rights with respect to certain OCT technology, the High Definition Swept Source. The complaint was served on LightLab on March 19, 2010. LightLab then filed a counter-claim that included a claim against Axsun and Volcano for violations of 93A. Volcano and Axsun moved to dismiss LightLab’s 93A counter-claim, and LightLab responded to that motion by amending its 93A counter-claim. The 93A counterclaim has been stayed pending further action by the Chancery Court. This case has been stayed until such time as Volcano has achieved certain development and regulatory milestones.

Additionally, on May 24, 2011, Lightlab commenced a separate action in Delaware Chancery Court, or the Second Chancery Court Action, against Volcano and Axsun alleging that Axsun is inappropriately assisting Volcano in the development of a third-party laser. The complaint seeks injunctive relief and unspecified damages. Volcano and Axsun have filed a motion to dismiss the Second Chancery Court Action.

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

On September 20, 2010, Volcano filed its response, in which we denied the allegations that our PrimeWire® products infringe any valid claim of St. Jude’s asserted patents. In addition, Volcano filed a counterclaim in which we have alleged that St. Jude’s PressureWire® products and its RadiAnalyzer® Xpress product infringe three Volcano patents. In our counterclaim, Volcano is seeking injunctive relief and monetary damages. A trial has been scheduled for October 15, 2012 for the Delaware Patent Action.

Litigation — Other

We may also be a party to various other claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred and were not material in any period reported. Additionally, we assess, in conjunction with our legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. We are not able to predict or estimate the ultimate outcome or range of possible losses relating to the Massachusetts Action, the Chancery Court Action, the Delaware Patent Action the Second Chancery Court Action, or any of the other lawsuits, claims or counterclaims described above. However, we believe that the ultimate disposition of these matters, individually and in the aggregate, including the matters discussed above, will not have a material impact on our consolidated results of operations, financial position or cash flows. Our evaluation of the likely impact of these matters could change in the future and unfavorable outcomes and/or defense costs, depending upon the amount and timing, could have a material adverse effect on our results of operations or cash flows in future periods.

Operating Leases

Rent expense for our facilities leases is being recognized on a straight-line basis over the respective minimum lease terms.

Purchase Commitments

We have obligations under non-cancelable purchase commitments. The majority of these obligations relate to inventory, primarily raw materials. At June 30, 2011, the future minimum payments under these non-cancelable purchase commitments totaled $18.2 million, all of which will require payments at various dates through September 2011.

In October 2007, we signed a clinical research support agreement with a third party in which the third party will conduct clinical studies concerning drug eluting stents. We have agreed to provide a total of $4.6 million to fund clinical study activities. At June 30, 2011, we have a remaining obligation of up to $2.6 million and we will be billed as services are performed under the agreement. In addition, we have entered into agreements with other third parties to sponsor clinical studies. Generally, we contract with one or more clinical research sites for a single study and no one agreement is material to our consolidated results of operations or financial condition. We are usually billed as services are performed based on enrollment and are required to make payments over periods ranging from less than one year up to three years. Our actual payments under these agreements will vary based on enrollment.

In September 2010, we entered into a series of agreements under which we agreed to purchase a parcel of land in Costa Rica for $3.0 million for the purpose of constructing a manufacturing facility and we agreed to retain a firm to construct our cold shell manufacturing building for $10.5 million (20% of which was paid upon execution of the agreement, with the balance payable over the eleven-month construction period through 2011). We also entered into an agreement to retain a construction manager and for the completion of an operational manufacturing facility, including the addition of equipment and related improvements, for approximately $21.5 million which will be paid at various dates throughout 2011 into the first quarter of 2012. As of June 30, 2011, the total amount paid related to the construction of the Costa Rica manufacturing facility, including the cost of securing the land for the construction site, is $9.6 million, of which $4.4 million was paid during the six months ended June 30, 2011.

Indemnification

Our supplier, distributor and collaboration agreements generally include certain provisions for indemnification against liabilities if our products are recalled, infringe a third party’s intellectual property rights or cause bodily injury due to alleged defects in our products. In addition, we have agreements with our present and former directors and executive officers indemnifying them against liabilities arising from service in their respective capacities to Volcano. We maintain directors’ and officers’ insurance policies that may limit our exposure to such liabilities. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements.

Sole source suppliers

We rely on a number of sole source suppliers to supply transducers, substrates and processing for our scanners used in our catheters. We are not parties to supply agreements with these suppliers but instead use purchase orders as needed.

5. Stockholders’ Equity

Stock Benefit Plans

Our 2005 Amended and Restated Equity Compensation Plan, or 2005 Amended Plan, provides for an aggregate of 16,212,558 shares of our common stock that may be issued or transferred to our employees, non-employee directors and consultants, including increases of 2,050,000 and 2,500,000 shares which were approved by our stockholders on July 29, 2009 and May 2, 2011, respectively. Commencing July 29, 2009, the number of shares of common stock available for issuance under the 2005 Amended Plan was reduced by one share for each share of stock issued pursuant to a stock option or a stock appreciation right and one and sixty-three hundredths (1.63) shares for each share of common stock issued pursuant to a restricted stock award, restricted stock unit, or RSU, award, performance stock award or other stock award. Commencing May 2, 2011, the number of shares of common stock available for issuance under the 2005 Amended Plan was reduced by one share for each share of stock issued pursuant to a stock option or a stock appreciation right and two and twelve hundredths (2.12) shares for each share of common stock issued pursuant to a restricted stock award, restricted stock unit, or RSU, award, performance stock award or other stock award. Shares net exercised or retained to cover a participant’s minimum tax withholding obligations do not again become available for issuance under the 2005 Amended Plan.

At June 30, 2011, we have granted stock options and RSUs under the 2005 Amended Plan. Stock options previously granted under the 2000 Long Term Incentive Plan that are cancelled or expire will increase the shares available for grant under the 2005 Amended Plan. In addition, employees have purchased shares of the Company’s common stock under the 2007 Employee Stock Purchase Plan, or the Purchase Plan. At June 30, 2011, 4,299,687 shares and 495,671 shares remained available to grant under the 2005 Amended Plan and the Purchase Plan, respectively.

Fair Value Assumptions

The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing, or Black-Scholes, model utilizing the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Risk-free interest rate	2.1%	2.6%	2.1%	2.4%
Expected life (years)	4.4	4.5	4.4	4.6
Estimated volatility	46.0%	46.5%	47.5%	47.0%
Expected dividends	None	None	None	None
Weighted-average grant date fair value	$10.38	$9.73	$11.19	$8.03

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

As of January 1, 2011 we determined that the trading history of our common stock is sufficient in relation to the expected term of our stock options to begin using the volatility calculated on our common stock without further consideration of the volatility of comparable medical device companies’ common stock. As such, for any options granted during the three and six months ended June 30, 2011, we have solely utilized the volatility of our own common stock in determining the grant date fair value.

We use a zero value for the expected dividend value factor since we have not declared any dividends in the past and we do not anticipate declaring any dividends in the foreseeable future.

The fair value of each purchase option under the Purchase Plan is estimated at the beginning of each purchase period using the Black-Scholes model utilizing the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Risk-free interest rate	0.2%	0.2%	0.2%	0.2%
Expected life (years)	0.5	0.5	0.5	0.5
Estimated volatility	34.3%	32.6%	35.7%	36.6%
Expected dividends	None	None	None	None
Fair value of purchase right	$6.49	$5.10	6.28	$4.69

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

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense included in our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenues	$(4)	$198	$159	$401
Selling, general and administrative	2,747	2,522	5,336	5,060
Research and development	451	388	794	730

	$3,194	$3,108	$6,289	$6,191

Included in our stock-based compensation expense is 0, $166,000, $115,000, and $325,000 of stock-based compensation expense related to non-employees in the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011 and 2010, respectively. Stock-based compensation expense of $262,000, $215,000, $536,000 and $428,000 related to the Purchase Plan was also recorded in the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011 and 2010, respectively. At June 30, 2011 and December 31, 2010, there was $199,000 and $223,000, respectively, of total stock-based compensation cost capitalized in inventories.

We estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rates in the three and six months ended June 30, 2011 and 2010 are based on our historical forfeiture experience. In March 2011, we changed our estimate for forfeitures which resulted in a total reduction of $218,000 of stock compensation expense. During the three months and six months ended June 30, 2011, $120,000 of this reduction was initially capitalized in inventory and recognized in cost of revenues as the inventory was subsequently sold.

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

The following table sets forth our revenues by segment and product expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2011	2010	2010 to 2011	2011	2010	2010 to 2011
Medical segment:
Consoles	$9,779	$10,796	(9.4)%	$19,710	$19,456	1.3%
Single-procedure disposables:
IVUS	50,006	40,931	22.2	97,625	79,481	22.8
FM	16,601	10,752	54.4	31,301	21,304	46.9
Other	4,907	4,317	13.7	9,769	7,995	22.2

Sub-total medical segment	81,293	66,796	21.7	158,405	128,236	23.5
Industrial segment	2,743	6,656	(58.8)	6,626	11,788	(43.8)

	$84,036	$73,452	14.4	$165,031	$140,024	17.9

The following table sets forth our revenues by geography expressed as dollar amounts (in thousands) and the changes in revenues in the specified periods expressed as percentages:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2011	2010	2010 to 2011	2011	2010	2010 to 2011
Revenues (1):
United States	$37,902	$33,948	11.6%	$74,237	$62,904	18.0%
Japan	25,096	18,623	34.8	49,807	36,720	35.6
Europe, the Middle East and Africa	16,821	15,016	12.0	30,897	29,123	6.1
Rest of world	4,217	5,865	(28.1)	10,090	11,277	(10.5)

	$84,036	$73,452	14.4	$165,031	$140,024	17.9

(1)	Revenues are attributed to geographies based on the location of the customer, except for shipments to original equipment manufacturers, which are attributed to the country of origin of the equipment distributed.

At June 30, 2011, approximately 49% of our long-lived assets, excluding financial assets, are located in the U.S., approximately 29% are located in Japan, and less than 22% are located in our remaining geographies. At December 31, 2010, approximately 51% of our long-lived assets, excluding financial assets, were located in the U.S., approximately 34% were located in Japan, and less than 15% were located in our remaining geographies.

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

Our effective tax rate is a blended rate resulting from the composition of taxable income in the various global jurisdictions in which we conduct business. We record a full valuation allowance against our deferred tax assets in the jurisdictions where there is insufficient certainty surrounding the realization of deferred tax assets through future taxable income. Due to our continued profitability, we are in the process of assessing the realizability of our deferred tax assets which may result in a material reduction or elimination of our valuation allowances in the foreseeable future, particularly with respect to our U.S. jurisdiction.

For the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011 and 2010 we recorded a provision for income taxes of $603,000, $253,000, $1,015,000, and $628,000, respectively. The 2011 expense is comprised of foreign taxes and state and local taxes. The 2010 expense is comprised of foreign income taxes as well as various state and local income taxes.

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

In the six months ended June 30, 2011 and 2010, 47.6 % and 42.8%, respectively, of our revenues and 22.9% and 23.2%, respectively, of our operating expenses were denominated in various non-U.S. dollar currencies, primarily the yen and the euro. We expect that a significant portion of our revenue and operating expenses will continue to be denominated in non-U.S. dollar currencies. As a result, we are subject to risks related to fluctuations in foreign currency exchange rates, which could affect our operating results in the future.

At June 30, 2011, we had a worldwide installed base of over 6,300 consoles. We intend to grow and leverage this installed base to drive recurring sales of our single-procedure disposable catheters and guide wires. In the six months ended June 30, 2011, the sale of our single-procedure disposable catheters and guide wires accounted for $128.9 million, or 78.1% of our revenues, a $28.1 million, or 27.9% increase from the same period in 2010, in which the sale of our single-procedure disposable catheters and guide wires accounted for $100.8 million, or 72.0% of our revenues.

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

The recent tsunami and associated events in Japan could negatively impact many of our customers, as well as the conditions in which our Tokyo-based subsidiary operates. In addition, such events may result in a downturn in Japan’s economy as a whole, which may adversely affect our ability to conduct business in Japan. Likewise, the political unrest in the Middle East may have adverse consequences to the global economy or to our customers in the Middle East, which could negatively impact our business. Uncertainty about future economic conditions may make it more difficult for us to forecast operating results and to make decisions about future investments. For further discussion, see “Risk Factors— General national and worldwide economic conditions may materially and adversely affect our financial performance and results of operations.”

Financial Operations Overview

The following is a description of the primary components of our revenues and expenses.

Revenues. We derive our revenues from two reporting segments: medical and industrial. Our medical segment represents our core business, in which we derive revenues primarily from the sale of our consoles and single-procedure disposables. Our industrial segment derives revenues related to the sales of Axsun’s micro-optical spectrometers and optical channel monitors to telecommunication and other industrial companies and sales of lasers to LightLab for use in its OCT system. In the six months ended June 30, 2011, we generated $165.0 million of revenues which is composed of $158.4 million from our medical segment and $6.6 million from our industrial segment. In the six months ended June 30, 2011, 12.4% of our medical segment revenues were derived from the sale of our consoles, as compared with 15.2% in the six months ended June 30, 2010. In the six months ended June 30, 2011, IVUS single-procedure disposables accounted for 61.6% of our medical segment revenues, compared to 62.0% during the same period in 2010, while in the six months ended June 30, 2011, 19.8% of our medical segment revenues were derived from the sale of our FM single-procedure disposables, as compared with 16.6% in the six months ended June 30, 2010. Other revenues consist primarily of service and maintenance revenues, rental revenues, shipping and handling revenues, sales of distributed products, spare parts sales, and license fees.

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

Cost of Revenues. Cost of revenues consists primarily of material costs for the products that we sell and other costs associated with our manufacturing process, such as personnel costs, rent, depreciation related to our manufacturing equipment and utilities. In addition, cost of revenues includes depreciation of company-owned consoles, royalty expenses for licensed technologies included in our products, service costs, provisions for warranty, distribution, freight and packaging costs and stock-based compensation expense. We expect a trend of further improvement in our gross margin for IVUS and FM products if we are successful in our ongoing efforts to streamline and improve our manufacturing processes and increase production volumes.

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

In December 2007, we acquired certain OCT assets in connection with our acquisition of CardioSpectra, Inc., or CardioSpectra, which was valued at $26.3 million. In-vivo testing and regulatory approval remained to be completed as of the acquisition date at an estimated cost of $7.2 million. In December 2009, we achieved a milestone specified in the CardioSpectra merger agreement related to the receipt of CE mark regulatory approval and $11.0 million became payable by us to the former stockholders of CardioSpectra. We paid such amount to the former stockholders of CardioSpectra through the issuance of 609,360 shares of our common stock and $531,000 of cash in January 2010. The second milestone specified in the merger agreement was not achieved as of December 31, 2010, and as such, the second milestone payment will not be paid. Although we have received CE mark approval for a preliminary version of our OCT product, this version is not intended to be commercialized. We believe there are significant incremental efforts and costs that must be incurred to complete a product that is suitable for commercialization and there is significant risk that a commercializable product may not result from our efforts. As of June 30, 2011, we estimate that we will incur $5.7 million of additional costs in order to obtain a commercializable OCT product for a total of approximately $23.5 million. The OCT project was originally expected to be commercialized by late 2008, however it was at an earlier stage of development than our initial assessment indicated. Due to uncertainties in our OCT development program, we are currently unable to predict when we will launch our OCT product. Additional milestone payments of up to $17.0 million may be paid to the former stockholders of CardioSpectra upon achievement of the respective revenue targets described in the merger agreement (see Note 2 “Acquisitions” to our unaudited condensed consolidated financial statements).

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

We believe there are significant incremental efforts and costs that must be incurred to complete a product that is suitable for commercialization. As of June 30, 2011, we estimate that we will incur $6.8 million of additional costs in order to commercialize the first product using FL.IVUS for a total of $16.7 million. We originally expected the FL.IVUS project to receive regulatory approvals and be commercialized during 2009. As of June 30, 2011, the project was expected to be completed in 2013.

If the FL.IVUS project is not completed in a timely manner, such as if we experience delays associated with significant design changes that result from unsuccessful human trials or other discoveries during human trials, we may jeopardize our competitive position and experience a potential loss of revenues and associated market share.

In August 2010, we acquired the Forward Looking Intra-Cardiac Echo, or FL.ICE, project in connection with our acquisition of Fluid Medical Inc., or Fluid Medical. This project was recorded as an intangible asset valued at $4.1 million. At the date of acquisition the estimated costs to complete were $5.9 million At June 30, 2011 the estimated costs to complete are approximately $5.5 million, for a total of $6.9 million. As of June 30, 2011, the FL.ICE project was expected to be completed in 2013.

The following table summarizes our significant IPR&D projects (in millions):

Project Name	Fair Value	Estimated Cost to Complete, as of Acquisition Date	Costs Incurred Since Acquisition	Estimated Cost to Complete, as of June 30, 2011	Total Estimated Costs to Complete since Acquisition Date
OCT	$26.3	$7.2	$17.8	$5.7	$23.5
FL.IVUS	12.2	3.9	9.9	6.8	16.7
FL.ICE	4.1	5.9	1.4	5.5	6.9

Interest Income. Interest income is comprised of interest income earned from our cash and cash equivalents and our short-term and long-term available-for-sale investments, or Investments.

Interest Expense. Interest expense is comprised of interest expense related to our convertible debt (including coupon interest, accretion of debt discount, and amortization of issuance costs), interest expense on the Final Judgment in our Massachusetts litigation (see Note 4 “Commitments and Contingencies – Litigation” to our unaudited condensed consolidated financial statements) and interest expense related to our capital lease obligations.

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

We have evaluated our ability to fully utilize our net deferred tax assets on an individual jurisdiction basis. For those jurisdictions in which we believe there is sufficient uncertainty surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance. Due to our profitability in 2010, we are in the process of assessing the realizability of our deferred tax assets which may result in a material reduction or elimination of our valuation allowances in the foreseeable future, particularly with respect to our U.S. jurisidiction. Our federal net operating loss carryforwards begin to expire in 2020 and our state net operating loss carryforwards begin to expire in 2012. Foreign net operating losses carry forward indefinitely. We also have federal research and experimentation tax credits, which begin to expire in 2022, and state research and experimentation tax credits, which carry forward indefinitely.

Results of Operations

The following table sets forth items derived from our condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, presented in both absolute dollars (in thousands) and as a percentage of revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Revenues	$84,036	100.0%	$73,452	100.0%	$165,031	100.0%	$140,024	100.0%
Cost of revenues, excluding amortization of intangibles	26,763	31.8	27,093	36.9	54,637	33.1	53,731	38.4

Gross profit	57,273	68.2	46,359	63.1	110,394	66.9	86,293	61.6
Operating expenses:
Selling, general and administrative	35,488	42.2	30,082	41.0	70,948	43.0	63,161	45.1
Research and development	13,321	15.9	9,594	13.1	26,409	16.0	19,452	13.9
Amortization of intangibles	858	1.0	621	0.8	1,712	1.0	1,194	0.9
In-process research and development	—	—	33	—	—	—	65	—

Total operating expenses	49,667	59.1	40,330	54.9	99,069	60.0	83,872	59.9

Operating income	7,606	9.1	6,029	8.2	11,325	6.9	2,421	1.7
Interest income	232	0.3	83	0.1	475	0.3	168	0.1
Interest expense	(2,056)	(2.4)	(11)	—	(4,061)	(2.5)	(18)	—
Exchange rate loss	(291)	(0.3)	(423)	(0.6)	(679)	(0.4)	(544)	(0.4)
Other, net	—	—	(9)	—	(1)	—	(19)	—

Income (loss) before provision for income taxes	5,491	6.5	5,669	7.7	7,059	4.3	2,008	1.4
Provision for income taxes	603	0.7	253	0.3	1,015	0.6	628	0.5

Net income	$4,888	5.8%	$5,416	7.4%	$6,044	3.7%	$1,380	1.0%

The following table sets forth our revenues by segment and product expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2011	2010	2010 to 2011	2011	2010	2010 to 2011
Medical segment:
Consoles	$9,779	$10,796	(9.4)%	$19,710	$19,456	1.3%
Single-procedure disposables:
IVUS	50,006	40,931	22.2	97,625	79,481	22.8
FM	16,601	10,752	54.4	31,301	21,304	46.9
Other	4,907	4,317	13.7	9,769	7,995	22.2

Sub-total medical segment	81,293	66,796	21.7	158,405	128,236	23.5
Industrial segment	2,743	6,656	(58.8)	6,626	11,788	(43.8)

	$84,036	$73,452	14.4	$165,031	$140,024	17.9

The following table sets forth our revenues by geography expressed as dollar amounts (in thousands) and the changes in revenues in the specified periods expressed as percentages:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2011	2010	2010 to 2011	2011	2010	2010 to 2011
Revenues (1):
United States	$37,902	$33,948	11.6%	$74,237	$62,904	18.0%
Japan	25,096	18,623	34.8	49,807	36,720	35.6
Europe, the Middle East and Africa	16,821	15,016	12.0	30,897	29,123	6.1
Rest of world	4,217	5,865	(28.1)	10,090	11,277	(10.5)

	$84,036	$73,452	14.4	$165,031	$140,024	17.9

(1)	Revenues are attributed to geographies based on the location of the customer, except for shipments by original equipment manufacturers, which are attributed to the country of origin of the equipment distributed.

Comparison of Three Months Ended June 30, 2011 and 2010

Revenues. Revenues increased $10.5 million, or 14.4%, to $84.0 million in the three months ended June 30, 2011, as compared to revenues of $73.5 million in the three months ended June 30, 2010. In the three months ended June 30, 2011, revenues related to IVUS single-procedure disposables increased $9.1 million, or 22.2%, as compared to the three months ended June 30, 2010, while revenues related to FM single-procedure disposables increased $5.8 million or 54.4% in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Revenues related to console sales in the three months ended June 30, 2011 decreased 9.4% as compared to the three months ended June 30, 2010, due to units that were sold to support a clinical study in the three months ended June 30, 2010 that did not recur in the three months ended June 30, 2011 and the uneven timing of console sales. Overall, our revenue increases were driven by increased demand for our disposables, higher revenues resulting from our direct sales efforts in Japan and favorable impacts of foreign currency exchange related to the yen and euro. Additionally, the increases in FM disposable revenues were primarily due to the broader availability of FFR technology as this functionality has been incorporated into our multi-modality console, in conjunction with an increased adoption of the technology based on clinical study data. Industrial segment revenues were $2.7 million in the three months ended June 30, 2011 as compared to $6.7 million in the same period last year, resulting from lower sales to our international telecommunications customers. Other revenues increased $0.6 million, primarily due to higher sales of third-party products and higher service contract and rental revenues. Increases in revenues were realized across all our key geographic markets.

Cost of Revenues. Cost of revenues decreased $0.3 million, or 1.2%, to $26.8 million, or 31.8% of revenues in the three months ended June 30, 2011, from $27.1 million, or 36.9% of revenues in the three months ended June 30, 2010. Gross margin was 68.2% of revenues in the three months ended June 30, 2011, increasing from 63.1% of revenues in the three months ended June 30, 2010. This favorable gross margin impact was primarily the result of a decrease in the production costs of IVUS and FM disposable products due to favorable product mix, favorable impacts of foreign currency exchange rates related to the yen and euro and ongoing cost reduction initiatives. These benefits were partially offset by increased depreciation costs from additions of company-owned consoles.

Selling, General and Administrative. Selling, general and administrative expenses increased $5.4 million, or 17.9%, to $35.5 million, or 42.1% of revenues in the three months ended June 30, 2011, as compared to $30.1 million, or 41.0% of revenues in the three months ended June 30, 2010. The increase in the three months ended June 30, 2011 as compared with the three months ended June 30, 2010 was primarily due to the expansion of our Japan, Europe and U.S. sales and marketing organizations, including continued growth in our Japan operation to support our direct sales efforts there; unfavorable impacts of foreign currency exchange rates of the yen and euro; as well as increased information technology and infrastructure expenses to support company growth.

Research and Development. Research and development expenses increased $3.7 million, or 37.9%, to $13.3 million, or 15.7% of revenues in the three months ended June 30, 2011, as compared to $9.6 million, or 13.1% of revenues in the three months ended June 30, 2010. The increase in research and development expenses in the three months ended June 30, 2011 as compared with the three months ended June 30, 2010 was primarily due to increased spending on various product development projects and increased clinical expenses.

Amortization of Intangibles. Amortization expense increased to $858,000, or 1.0% of revenues in the three months ended June 30, 2011, as compared to $621,000, or 0.8% of revenues in the three months ended June 30, 2010. The increase is primarily related to the customer relationship intangibles we acquired upon the termination of a distributor relationship in November 2010.

In-process research and development. There were no IPR&D expenses recorded in the three months ended June 30, 2011. In the three months ended June 30, 2010 we recorded $33,000 of IPR&D expenses related to the milestone achieved under the OCT program.

Interest Income. Interest income increased to $232,000, or 0.3% of revenues in the three months ended June 30, 2011, as compared to $83,000, or 0.1% of revenues in the three months ended June 30, 2010. The increase was primarily due to a significant increase in our invested balances in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, resulting from the proceeds of our convertible debt offering discussed in Note 3 to our unaudited condensed consolidated financial statements “Financial Statement Details—Convertible Debt.”

Interest Expense. Interest expense increased to $2.1 million, or 2.4% of revenues in the three months ended June 30, 2011, as compared to $11,000 in the three months ended June 30, 2010. Interest expense during the three months ended June 30, 2011 was primarily related to our convertible debt (including coupon interest, accretion of debt discount, and amortization of debt issuance costs), interest expense on a judgment related to our LightLab litigation and interest expense on our capital lease obligations, while in the three months ended June 30, 2010 interest expense was entirely related to our capital lease obligations.

Exchange Rate Loss. Exchange rate loss for the three months ended June 30, 2011 was $291,000, as compared to an exchange rate loss of $423,000 in the three months ended June 30, 2010. During the three months ended June 30, 2011 and 2010, the impact of fluctuations in exchange rates was mitigated by our hedging practices. Through our hedging program we reduce the volatility of our exchange rate gains and losses resulting from the translation of our intercompany receivable balances at current exchange rates.

Provision for Income Taxes. We recorded an income tax provision in the three months ended June 30, 2011 of $603,000, compared to a provision of $253,000 for the three months ended June 30, 2010. The increase primarily relates to the growth of our Japanese subsidiary.

Comparison of Six Months Ended June 30, 2011 and 2010

Revenues. Revenues increased $25.0 million, or 17.9%, to $165.0 million in the six months ended June 30, 2011, as compared to revenues of $140.0 million in the six months ended June 30, 2010. In the six months ended June 30, 2011, revenues related to IVUS single-procedure disposables increased $18.1 million, or 22.8%, as compared to the six months ended June 30, 2010, while revenues related to FM single-procedure disposables increased $10.0 million or 46.9% in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Revenues related to console sales in the six months ended June 30, 2011 increased 1.3% as compared to the six months ended June 30, 2010, based on an increase in console unit sales. Overall, our revenue increases were driven by increased demand for our disposables, as well as higher revenues resulting from our direct sales efforts in Japan and favorable impacts of foreign exchange rates related to the yen and euro. Additionally, the increases in FM disposable revenues were primarily due to the broader availability of FFR technology as this functionality has been incorporated into our multi-modality console, in conjunction with an increased adoption of the technology based on clinical study data. Industrial segment revenues were $6.6 million in the six months ended June 30, 2011 as compared to $11.8 million in the same period last year, resulting from lower sales to our international telecommunications customers. Other revenues increased $1.8 million, primarily due to higher sales of third-party products and higher service contract and rental revenues. Increases in revenues were realized across all our key geographic markets.

Cost of Revenues. Cost of revenues increased $0.9 million, or 1.7%, to $54.6 million, or 33.1% of revenues in the six months ended June 30, 2011, from $53.7 million, or 38.4% of revenues in the six months ended June 30, 2010. The increase in the cost of revenues was primarily due to higher sales volume. Gross margin was 66.9% of revenues in the six months ended June 30, 2011, increasing from 61.6% of revenues in the six months ended June 30, 2010. This favorable gross margin impact was primarily the result of a decrease in the production costs of IVUS and FM disposable products due to favorable product mix, favorable impacts of foreign currency exchange rates related to the yen and euro and ongoing cost reduction initiatives. These benefits were partially offset by increased depreciation costs from additions of company-owned consoles.

Selling, General and Administrative. Selling, general and administrative expenses increased $7.7 million, or 12.3%, to $70.9 million, or 42.9% of revenues in the six months ended June 30, 2011, as compared to $63.2 million, or 45.1% of revenues in the six months ended June 30, 2010. The increase in the six months ended June 30, 2011 as compared with the six months ended June 30, 2010 was primarily due to the expansion of our Japan, Europe and U.S. sales and marketing organizations, including continued growth in our Japan operation to support our direct sales efforts there; unfavorable impacts of foreign exchange rates of the yen and euro; as well as increased information technology and infrastructure expenses to support company growth. The decrease as a percentage of revenues for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 is the result of being able to leverage these costs as we continue to grow our business.

Research and Development. Research and development expenses increased $6.9 million, or 35.8%, to $26.4 million, or 16.0% of revenues in the six months ended June 30, 2011, as compared to $19.5 million, or 13.9% of revenues in the six months ended June 30, 2010. The increase in research and development expenses in the six months ended June 30, 2011 as compared with the six months ended June 30, 2010 was primarily due to increased spending on various product development projects and increased clinical expenses.

Amortization of Intangibles. Amortization expense increased to $1.7 million or 1.0% of revenues in the six months ended June 30, 2011, as compared to $1.2 million, or 0.9% of revenues in the six months ended June 30, 2010. The increase is primarily related to the amortization of the customer relationship intangibles we acquired upon the termination of a distributor relationship in November 2010.

In-process research and development. There were no IPR&D expenses recorded in the six months ended June 30, 2011. In the six months ended June 30, 2010 we recorded $65,000 of IPR&D expenses related to the milestone achieved under the OCT program.

Interest Income. Interest income increased to $475,000, or 0.3% of revenues in the six months ended June 30, 2011, as compared to $168,000, or 0.1% of revenues in the six months ended June 30, 2010. The increase was primarily due to a significant increase in our invested balances in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, resulting from the proceeds of our convertible debt offering discussed in Note 3 to our unaudited condensed consolidated financial statements “Financial Statement Details—Convertible Debt.”

Interest Expense. Interest expense increased to $4.1 million, or 2.5% of revenues in the six months ended June 30, 2011, as compared to $18,000 in the six months ended June 30, 2010. Interest expense during the six months ended June 30, 2011 was related to our convertible debt (including coupon interest, accretion of debt discount, and amortization of debt issuance costs), interest expense on a judgment related to our LightLab litigation and interest expense on our capital lease obligations, while in the six months ended June 30, 2010 interest expense was entirely related to our capital lease obligations.

Exchange Rate Loss. Exchange rate loss for the six months ended June 30, 2011 was $679,000, as compared to an exchange rate loss of $544,000 in the six months ended June 30, 2010. During the six months ended June 30, 2011 and 2010 the impact of fluctuations in exchange rates was mitigated by our hedging practices. Through our hedging program we reduce the volatility of our exchange rate gains and losses resulting from the translation of our intercompany receivable balances at current exchange rates.

Provision for Income Taxes. We recorded an income tax provision in the six months ended June 30, 2011 of $1,015,000, compared to a provision of $628,000 for the six months ended June 30, 2010. The increase primarily relates to the growth of our Japanese subsidiary.

Liquidity and Capital Resources

Sources of Liquidity

Historically, our sources of cash have included:

•	issuance of equity and debt securities, including underwritten public offerings of our common stock and convertible bonds;

•	cash generated from the exercise of stock options and participation in our employee stock purchase plan;

•	cash generated from operations, primarily from product sales; and

•	interest income.

Our historical cash outflows have primarily been associated with:

•	cash used for operating activities such as the purchase and growth of inventory, expansion of our sales and marketing and research and development infrastructure and other working capital needs;

•	expenditures related to increasing our manufacturing capacity and improving our manufacturing efficiency;

•	capital expenditures related to the acquisition of equipment that we own and place at our customer premises and other fixed assets;

•	cash used to repay our debt obligations and related interest expense; and

•	cash used for acquisitions.

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

At June 30, 2011, our cash and cash equivalents and Investments totaled $250.7, as compared to $245.5 million at December 31, 2010. We invest our excess funds in short-term and long-term securities issued by corporations, banks, the U.S. government, municipalities, and financial holding companies and in money market funds comprised of U.S. Treasury and agency securities. We do not hold securities backed by mortgages.

At June 30, 2011, our accumulated deficit was $122.0 million, as compared to $128.0 million at December 31, 2010. Until recently, we generated significant operating losses and as a result we had not generated sufficient cash flow to fund our operations and the growth in our business. We achieved our first full year of profitability in 2010. During the six months ended June 30, 2011, our business generated approximately $14.5 million in cash from operating activities.

Cash Flows for the Six Months Ended June 30, 2011 and 2010

Cash Flows from Operating Activities. Cash provided by operating activities of $14.5 for the six months ended June 30, 2011 reflected our net income of $6.0 million, adjusted for non-cash expenses, consisting primarily of $11.3 million of depreciation and amortization and $6.3 million of stock-based compensation expense. Uses of cash primarily included decreases in accrued expenses of $2.5 million primarily related to payments made to Fukuda Denshi Co., Ltd. pursuant to an agreement which terminated our distributor relationship with them during the fourth quarter of 2010, accrued compensation of $1.8 million, and increases in inventories of $6.3 million primarily related to forecasted sales demand. Cash provided by operating activities of $10.5 million for the six months ended June 30, 2010 reflected our net income of $1.4 million, increased by adjustments for non-cash expenses, consisting primarily of $8.8 million of depreciation and amortization and $6.2 million of stock-based compensation expense. The change was also impacted by changes in working capital items, including increases in accounts receivable of $1.7 million due to increased sales, increased inventories of $1.5 million, decreases in accrued expenses and other liabilities of $2.1 million, and a decrease in accrued compensation of $907,000.

Cash Used in Investing Activities. Cash used in investing activities was $32.5 million in the six months ended June 30, 2011, resulting from the sale or maturity of investments of $182.1 million, offset by approximately $196.9 million used to purchase investments, and $15.5 million used for capital expenditures, primarily related to costs for the construction of our Costa Rica plant, the placement of company-owned consoles and upgrades of our information technology systems. Cash used in investing activities was $25.6 million in the six months ended June 30, 2010, consisting primarily of $48.7 million used to purchase short-term available-for-sale investments, $8.4 million used for capital expenditures, as well as $2.1 million used for acquisition of intangible assets, $1.1 million for foreign currency exchange forward contracts, and $596,000 cash paid related to milestone payments, partially offset by $33.9 million resulting from the sale or maturity of short-term available-for-sale investments and $1.4 million proceeds from foreign currency exchange contracts.

Cash Provided by Financing Activities. Cash provided by financing activities was $9.8 million in the six months ended June 30, 2011, resulting primarily from proceeds of $8.1 million from employee exercise of common stock options and $1.8 million from the issuance of stock under our employee stock purchase plan. Cash provided by financing activities was $8.4 million in the six months ended June 30, 2010, resulting primarily from proceeds of $7.1 million from the exercise of employee stock options and $1.2 million from the issuance of stock under our employee stock purchase plan. While we are not able to predict cash proceeds from future stock option exercises, we do not anticipate similar proceeds for the remainder of the year.

Future Liquidity Needs

At June 30, 2011, we believe our current cash and cash equivalents and our investments will be sufficient to fund working capital requirements, capital expenditures (including the expansion of our manufacturing operations into Costa Rica and the implementation of a new enterprise resource planning system), and operations for at least the next 12 months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.

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

Off-Balance Sheet Arrangements

At June 30, 2011, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

At June 30, 2011, there were no additional material contractual obligations other than the items detailed in Note 4—”Commitments and Contingencies–Purchase Commitments” and those disclosed in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2010.

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

Interest Rate Risk

Our exposure to interest rate risk at June 30, 2011 is related to the investment of our excess cash into highly liquid financial investments as well as our convertible debt which has a fixed rate. Fixed rate investments and borrowing may have their fair market values adversely impacted from changes in interest rates.

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

Foreign Currency Exchange Risk

We are exposed to foreign currency exchange risk related to our international sales and European and Japanese operations. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro and the yen, could adversely affect our financial results. During the three months ended June 30, 2011, our revenues were favorably impacted by the valuation of the euro and were unfavorably impacted by the yen, as compared to the U.S. dollar. In periods of a strengthening U.S. dollar, our results of operations including the amount of revenue that we report in future periods could be negatively impacted.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, at June 30, 2011, our disclosure controls and procedures were effective.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 4—“Commitments and Contingencies– Litigation” of our notes to unaudited condensed consolidated financial statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

Item 1A.	Risk Factors

The risks described below may not be the only risks we face. Additional risks that we do not currently believe are material may also impair our business operations. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business as previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. If any of the events or circumstances described in the following risks occurs, our business, financial condition, results of operations or cash flows could suffer, and the trading price of our common stock and our market capitalization could decline.

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

We have a significant amount of indebtedness, including $115.0 million aggregate principal with additional accrued interest, of indebtedness under our 2.875% convertible senior notes due 2015, or the convertible senior notes. Our ability to make payments on, and to refinance, our indebtedness, including the convertible senior notes, and to fund planned capital expenditures, research and development efforts, working capital, acquisitions and other general corporate purposes depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors, some of which are beyond our control. If we do not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to pay our indebtedness, including payments of principal upon conversion of the convertible senior notes or on their maturity or in connection with a transaction involving us that constitutes a fundamental change under the indenture governing the convertible senior notes, or to fund our liquidity needs, we may be forced to refinance all or a portion of our indebtedness, including the convertible senior notes, on or before the maturity thereof, sell assets, reduce or delay capital expenditures, seek to raise additional capital or take other similar actions. We may not be able to affect any of these actions on commercially reasonable terms or at all. Our ability to refinance our indebtedness will depend on our financial condition at the time, the restrictions in the instruments governing our indebtedness and other factors, including market conditions. In addition, in the event of a default with respect to the convertible senior notes, the holders of the convertible senior notes and/or the trustee under the indenture governing these notes may accelerate the payment of our obligations under these notes, which could have a material adverse effect on our business, financial condition and results of operations. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would likely have an adverse effect, which could be material, on our business, financial condition and results of operations.

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

We do not engage in foreign currency hedging arrangements for our revenues or operating expenses, and, consequently, foreign currency fluctuations may adversely affect our revenues and earnings. During the six months ended June 30, 2011, 30.1% and 17.4% of our revenues were denominated in the yen and euro, respectively, 13.1% of our operating expenses were denominated in the yen and 10.3% of our operating expenses were denominated in the euro. Commencing October 2009, we began using foreign currency forward contracts to manage a portion of the foreign currency risk related to our intercompany receivable balances with our foreign subsidiaries whose functional currencies are the euro and yen. We cannot be assured our hedges will be effective or that the costs of the hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro and the yen, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results. In periods of a strengthening U.S. dollar relative to the yen or the euro, we would record less revenue and our results of operations could be negatively impacted.

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

* Our transition to a direct sales force in Japan may not be successful or may cause us to incur additional expenses and experience reduced revenues sooner than initially planned. If we are not successful or incur such additional expenses sooner than expected, then our business and results of operations may be materially and adversely affected.

Historically, a significant portion of our annual revenues have been derived from sales to our Japanese distributors. We have recently completed the termination of our distributor relationships in Japan, and have fully transitioned to a direct sales force in Japan. There is no assurance that we will be successful in our transition to a direct sales force in Japan and that we will be able to continue to successfully place, sell and service our products in Japan through a direct sales force or to successfully insure the growth of our direct sales force that may be needed in the future. Our challenges and potential risks in connection with expanding our direct sales force in Japan include, but are not limited to, (a) the successful retention and servicing of current dealers and customers in Japan, (b) strong market adoption of our technology in Japan, (c) the achievement of our growth and market development strategies in Japan, (d) our ability to recruit, train and retain an expanded direct sales force in Japan, and (e) the effect of the recent earthquake, tsunami and nuclear power plant meltdown in Japan on operating conditions as well as end-user demand. In addition, we may incur significant additional expenses and reduced revenues. Our efforts to successfully expand our direct sales strategy in Japan or the failure to achieve our sales objectives in Japan may adversely impact our revenues, results of operations and financial condition and negatively impact our ability to sustain and grow our business in Japan.

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

* We announced plans in 2010 to expand our manufacturing capacity by constructing facilities in Costa Rica. We may encounter a number of challenges relating to the construction, management and operation of such facilities, and the expansion has and will continue to increase our fixed costs, which may have a negative impact on our financial results and condition.

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

As we continue construction on these manufacturing facilities, our fixed costs will increase. If we experience a demand in our products that exceeds our manufacturing capacity, we may not have sufficient inventory to meet our customers’ demands, which would negatively impact our revenues. If the demand for our products decreases or if we do not produce the output we plan or anticipate after the facilities are operational, we may not be able to spread a significant amount of our fixed costs over the production volume, thereby increasing our per unit fixed cost, which would have a negative impact on our financial condition and results of operations.

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

* Issues arising from the implementation of our new enterprise resource planning system could adversely affect our operating results and ability to manage our business effectively.

We have begun implementing a new enterprise resource planning, or ERP, system to further enhance operating efficiencies and provide more effective management of our business operations. The new ERP system will be deployed for use throughout our company in a number of “go live” phases, the first of which is expected to occur during the fourth quarter of 2011 with company-wide deployment expected to be completed subsequently. Implementing a new ERP system is costly and involves risks inherent in the conversion to a new computer system, including loss of information, disruption to our normal operations, changes in accounting procedures and internal control over financial reporting, as well as problems achieving accuracy in the conversion of electronic data. Failure to properly or adequately address these issues could result in increased costs, the diversion of management’s and employees’

attention and resources and could materially adversely affect our operating results, internal controls over financial reporting and ability to manage our business effectively. While the ERP system is intended to further improve and enhance our information systems, large scale implementation of a new information system exposes us to the risks of starting up the new system and integrating that system with our existing systems and processes, including possible disruption of our financial reporting, which could lead to a failure to make required filings under the federal securities laws on a timely basis.

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

Over the past several years, concerns have been raised about whether the 510(k) program optimally achieves its intended goals. The FDA released for public comment in August 2010 a set of preliminary reports and recommendations from an internal 510(k) Working Group and Task Force on the Utilization of Science in Regulatory Decision Making. In January 2011, the FDA announced twenty-five action items it intends to take with respect to the pre-market notification process. Although the FDA has not detailed the specific modifications or clarifications that it intends to make to its guidance, policies and regulations pertaining to the review and regulation of devices such as ours which seek and receive market clearance through the 510(k) pre-market notification process, the FDA’s announced action items signal that additional regulatory requirements are likely. These reforms, when implemented, could impose additional regulatory requirements upon us which could delay our ability to obtain new clearances, increase the costs of compliance, or restrict our ability to maintain our current clearances. In the future, the FDA will announce which recommended improvements it will implement, and the timeline for their implementation.

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

As of July 29, 2011, our directors, officers and principal stockholders each holding more than 5% of our common stock collectively controlled a significant portion of our outstanding common stock. To the extent our directors, officers and principal stockholders continue to hold a significant portion of our outstanding common stock, these stockholders, if they act together, would be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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

Item 5.	Other Information

On May 3, 2011, our Board of Directors approved an amendment to our Bylaws to (i) amend Sections 2.11(c) and 2.12(c) to require a stockholder proponent of a nomination or other business to disclose in the stockholder’s advance notice additional information regarding ownership interest, including a description of any derivative or short positions and borrowed or loaned shares, the stockholder has with respect to our common stock, and (ii) create new Sections 2.11(h) and 2.12(h) to require a stockholder providing advance notice of a nomination or other business to update the information contained in the notice prior to the meeting.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.2	Bylaws of the Registrant, as revised (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on May 4, 2011, and incorporated herein by reference).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

4.3	Fourth Amended and Restated Investor Rights Agreement, dated February 18, 2005, by and among the Registrant and certain stockholders (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.4	Rights Agreement, dated June 20, 2006, by and between the Registrant and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.5	Indenture, dated September 20, 2010, by and between the Registrant and Wells Fargo Bank (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 20, 2010, and incorporated herein by reference).

4.6	Supplemental Indenture, dated September 20, 2010 by and between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 20 2010, and incorporated herein by reference).

4.7	Form of 2.875% Convertible Senior Notes due 2015 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 20, 2010, and incorporated herein by reference).

10.1*	Amended and Restated Equity Compensation Plan.

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
**	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
***	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 460T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ John T. Dahldorf John T. Dahldorf	Chief Financial Officer (principal financial officer, principal accounting officer and duly authorized officer)	August 5, 2011

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.2	Bylaws of the Registrant, as revised (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on May 4, 2011, and incorporated herein by reference).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

4.3	Fourth Amended and Restated Investor Rights Agreement, dated February 18, 2005, by and among the Registrant and certain stockholders (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.4	Rights Agreement, dated June 20, 2006, by and between the Registrant and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.5	Indenture, dated September 20, 2010, by and between the Registrant and Wells Fargo Bank (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 20, 2010, and incorporated herein by reference).

4.6	Supplemental Indenture, dated September 20, 2010 by and between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 20 2010, and incorporated herein by reference).

4.7	Form of 2.875% Convertible Senior Notes due 2015 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 20, 2010, and incorporated herein by reference).

10.1*	Amended and Restated Equity Compensation Plan.

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
**	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
***	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 460T, these interactive data files are deemed not filed and otherwise are not subject to liability.