Form 10-Q
period 2011-09-30
Volcano Corp
filed 2011-11-07
CIK 1354217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 28, 2011
Common stock, $0.001 par value	52,626,577

VOLCANO CORPORATION

Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VOLCANO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$53,091	$43,429
Short-term available-for-sale investments	154,314	175,283
Accounts receivable, net	63,413	59,133
Inventories	46,463	40,499
Prepaid expenses and other current assets	8,673	6,643

Total current assets	325,954	324,987
Long-term available-for-sale investments	33,928	26,804
Property and equipment, net	73,411	56,503
Intangible assets, net	15,261	17,103
Goodwill	2,487	2,487
Other non-current assets	5,494	3,682

Total assets	$456,535	$431,566

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,716	$13,895
Accrued compensation	15,687	18,241
Accrued expenses and other current liabilities	14,102	21,960
Deferred revenues	6,423	5,898
Current maturities of long-term debt	72	56

Total current liabilities	49,000	60,050
Convertible senior notes	94,505	91,162
Other long-term debt	38	74
Deferred revenues	2,878	2,466
Other	3,215	3,478

Total liabilities	149,636	157,230
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, par value of $0.001; 10,000 shares authorized; no shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, par value of $0.001; 250,000 shares authorized at September 30, 2011 and December 31, 2010; 52,611 and 51,366 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	53	51
Additional paid-in capital	425,101	402,895
Accumulated other comprehensive income (loss)	1,091	(593)
Accumulated deficit	(119,346)	(128,017)

Total stockholders’ equity	306,899	274,336

Total liabilities and stockholders’ equity	$456,535	$431,566

See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$85,767	$72,886	$250,798	$212,910
Cost of revenues, excluding amortization of intangibles	29,538	25,955	84,175	79,686

Gross profit	56,229	46,931	166,623	133,224
Operating expenses:
Selling, general and administrative	36,034	29,565	106,982	92,726
Research and development	13,928	10,185	40,337	29,637
Amortization of intangibles	860	627	2,572	1,821
In-process research and development	—	—	—	65

Total operating expenses	50,822	40,377	149,891	124,249

Operating income	5,407	6,554	16,732	8,975
Interest income	226	106	701	274
Interest expense	(1,834)	(249)	(5,895)	(267)
Exchange rate loss	(502)	(91)	(1,181)	(635)
Other, net	—	—	(2)	(19)

Income before provision for income taxes	3,297	6,320	10,355	8,328
Provision for income taxes	669	735	1,684	1,363

Net income	$2,628	$5,585	$8,671	$6,965

Net income per share:
Basic	$0.05	$0.11	$0.17	$0.14

Diluted	$0.05	$0.10	$0.16	$0.13

Shares used in calculating net income per share:
Basic	52,517	50,810	52,188	50,339

Diluted	54,947	53,278	54,605	53,032

See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2010	51,366	$51	$402,895	$(593)	$(128,017)	$274,336
Issuance of common stock under equity plans	1,245	2	12,618	—	—	12,620
Employee stock-based compensation cost	—	—	9,473	—	—	9,473
Non-employee stock-based compensation cost	—	—	115	—	—	115
Comprehensive income
Net income	—	—	—	—	8,671	8,671
Foreign currency translation adjustments	—	—	—	1,701	—	1,701
Changes in net unrealized gain on available-for-sale investments	—	—	—	(17)	—	(17)

Total comprehensive income						10,355

Balance at September 30, 2011	52,611	$53	$425,101	$1,091	$(119,346)	$306,899

See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30
	2011	2010
Operating activities
Net income	$8,671	$6,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,159	13,521
Amortization of investment premium, net	2,727	489
Accretion of debt discount on convertible senior notes	3,470	125
Non-cash stock-based compensation expense	9,605	9,239
Other non-cash adjustments	(53)	364
Loss on disposal of long-lived assets	133	39
In-process research and development	—	65
Changes in operating assets and liabilities:
Accounts receivable	(2,942)	(1,538)
Inventories	(4,624)	(1,007)
Prepaid expenses and other assets	(2,349)	(998)
Restricted cash	(89)	—
Accounts payable	(1,519)	(202)
Accrued compensation	(2,642)	(1,639)
Accrued expenses and other liabilities	(7,964)	310
Deferred revenues	970	845

Net cash provided by operating activities	20,553	26,578

Investing activities
Purchase of short-term and long-term available-for-sale investments	(255,261)	(101,818)
Sale or maturity of short-term and long-term available-for-sale investments	266,363	63,066
Capital expenditures	(30,374)	(19,205)
Cash paid related to acquisitions, net of cash acquired	—	(4,200)
Cash paid for intangible assets and other investments	(1,673)	(2,985)
Proceeds from foreign currency exchange contracts	1,164	1,417
Payment for foreign currency exchange contracts	(3,962)	(3,684)

Net cash used in investing activities	(23,743)	(67,409)

Financing activities
Repayment of debt	(46)	(36)
Proceeds from sale of common stock under employee stock purchase plan	3,555	2,741
Proceeds from exercise of common stock options	9,065	9,983
Proceeds from issuance of convertivle senior notes	—	115,000
Payment of debt issuance costs	—	(3,571)
Purchase of call options	—	(27,190)
Proceeds from issuance of warrants	—	17,149
Tax benefit related to stock-based compensation	—	176
Increases of restricted cash	—	(82)

Net cash provided by financing activities	12,574	114,170

Effect of exchange rate changes on cash and cash equivalents	278	(677)

Net decrease in cash and cash equivalents	9,662	72,662
Cash and cash equivalents, beginning of period	43,429	56,055

Cash and cash equivalents, end of period	$53,091	$128,717

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,391	$46
Cash paid for income taxes	$842	$395
Supplemental disclosure of non-cash investing activities:
Issuance of common stock related to milestone payment	$—	$10,469

See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

1. Summary of Significant Accounting Policies

Basis of Presentation and Nature of Operations

The unaudited condensed consolidated financial statements of Volcano Corporation (“we,” “us,” “our,” “Volcano” or the “Company”) contained in this quarterly report on Form 10-Q include our financial statements and the financial statements of our wholly owned subsidiaries, Volcano Japan Co. Ltd., or Volcano Japan, Volcano Europe B.V.B.A., or Volcano Europe, Axsun Technologies, Inc., or Axsun, Volcano Therapeutics South Africa (Pty) Ltd., or Volcano South Africa, a wholly owned subsidiary of Volcano Europe, Volcano Netherlands Holdings, B.V., or Volcano Netherlands, and Volcarica, Socieded de Responsabilidad Limitada, a wholly owned subsidiary of Volcano Netherlands.

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

We design, develop, manufacture and commercialize a broad suite of intravascular ultrasound, or IVUS, and fractional flow reserve, or FFR, products that we believe enhance the diagnosis and treatment of vascular and structural heart disease. Our products consist of consoles which have been designed to serve as a multi-modality platform for our phased array and rotational IVUS catheters, fractional flow reserve pressure wires and Medtronic’s Pioneer reentry device. We are developing additional offerings for integration into the platform, including forward-looking IVUS, or FL.IVUS, catheters, image-guided therapy catheters and ultra-high resolution Optical Coherence Tomography, or OCT, systems and catheters.

Our IVUS products include single-procedure disposable phased array and rotational IVUS imaging catheters and additional functionality options such as virtual histology IVUS tissue characterization and ChromaFlo stent apposition analysis. Our FFR offerings include FFR consoles and single-procedure disposable pressure and flow guide wires used to measure the pressure and flow characteristics of blood around plaque, enabling physicians to gauge the plaque’s physiological impact on blood flow and pressure.

We also develop and manufacture optical monitors, laser and non-laser light sources, and optical engines used in OCT imaging systems as well as micro-optical spectrometers and optical channel monitors used by telecommunications and other industrial companies.

The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Concentrations of Credit Risk

Financial instruments which subject us to potential credit risk consist of our cash and cash equivalents, short-term and long-term available-for-sale investments, and accounts receivable. We have established guidelines to limit our exposure to credit risk by placing our investments with high credit quality financial institutions, diversifying our investment portfolio and holding investments with maturities that maintain safety and liquidity. We also place our cash and cash equivalents with high credit quality financial institutions. Deposits with these financial institutions may exceed the amount of insurance provided; however, these deposits typically are redeemable upon demand. Therefore we believe the financial risks associated with these financial instruments are minimal.

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

In connection with the issuance of our 2.875% Convertible Senior Notes, or the Notes, we purchased call options from JPMorgan Chase Bank National Association, or JPMorgan Chase. Non-performance by JPMorgan Chase under these call options would potentially expose us to dilution of our common stock to the extent our stock price exceeds the conversion price. See Note 3 “Financial Statement Details — Convertible Debt” for additional information.

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

Our potentially dilutive shares include outstanding common stock options, restricted stock units, incremental shares issuable upon the conversion of the Notes, or exercise of the warrants relating to the Notes (See Note 3 “Financial Statement Details — Convertible Debt”). Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share or increase net income per share or if the underlying obligation will be settled in cash as discussed in the following paragraph. For the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010, potentially dilutive shares totaling 57,000, 444,000, 19,100, and 181,000, respectively, have not been included in the computation of diluted net income per share, as the result would be anti-dilutive.

Diluted net income per common share does not include any incremental shares related to the Notes for the three months ended September 30, 2010 and the nine months ended September 30, 2011 and 2010. Because the principal amount of the Notes will be settled in cash upon conversion if a conversion occurs, the Notes have no impact on diluted net income per common share until the price of our common stock exceeds the conversion price (initially $29.64, subject to adjustments) of the Notes. For the three months ended September 30, 2011, 49,000 shares related to the Notes were included in the computation of the diluted net income per common share because the average market price of our common stock during the three months ended September 30, 2011 exceeded the conversion price of the Notes. In addition, the diluted net income per common share does not include any incremental shares related to the exercise of the warrants for the three and nine months ended September 30, 2011 and 2010. The warrants will not have an impact on diluted net income per common share until the price of our common stock exceeds the strike price of the warrants (initially $34.875, subject to adjustments). When the market price of our stock exceeds the strike price of the warrants, as applicable, we will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued upon exercise of the warrants using the treasury stock method.

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

The basic and diluted net income per share calculations for the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands, except per share data, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$2,628	$5,585	$8,671	$6,965

Weighted average common shares outstanding for basic	52,517	50,810	52,188	50,339
Dilutive potential common stock outstanding:
Stock options	2,001	2,133	2,023	2,310
Restricted stock units	361	320	380	365
Employee stock purchase plan	19	15	14	18
Convertible senior notes	49	—	—	—

Weighted average common shares outstanding for diluted	54,947	53,278	54,605	53,032

Net income per share:
Basic	$0.05	$0.11	$0.17	$0.14

Diluted	$0.05	$0.10	$0.16	$0.13

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

In June 2011, the FASB amended requirements for the presentation of comprehensive income, to increase the prominence of other comprehensive income (OCI) in financial statements. Companies will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. This amendment eliminates the option to present other comprehensive income in the statement of stockholders’ equity. The amendment is effective for us beginning in fiscal year 2012. The adoption of this guidance will not impact our financial position, results of operations or cash flows and will only impact the presentation of comprehensive income in our financial statements. The Company is currently evaluating how it will report comprehensive income, either method permitted will constitute a change in the Company’s financial statement presentation.

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

Subject to the terms of the Merger Agreement, we may be required to make milestone payments. The milestone payments are payable, at our sole discretion, in cash, shares of our common stock, or a combination of both and will be accounted for if and when the milestone payments become payable. We have used and will continue to use commercially reasonable efforts to cause the milestones to occur. However, if we reasonably determine that a technical failure or commercial failure has occurred with respect to all or a part of the OCT program, we may, at our sole discretion, terminate all or part of the OCT cardiovascular program.

In December 2009, the first milestone specified in the CardioSpectra merger agreement was achieved and at December 31, 2009, the corresponding milestone payment totaling $11.0 million was recorded as in-process research and development, or IPR&D, expense. In January 2010, we paid the milestone payment with the issuance of 609,360 shares of our common stock and $531,000 of cash. The second milestone specified in the merger agreement was not achieved as of December 31, 2010, and as such, the second milestone payment was not paid. Additional remaining milestone payments of up to $17.0 million may be paid upon achievement of the respective revenue targets described in the merger agreement. As of September 30, 2011, we have not achieved the respective revenue targets. Therefore, we have not recorded any liability related to these milestones.

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

3. Financial Statement Details

Cash and Cash Equivalents and Available-for-Sale Investments

We invest our excess funds in securities issued by the U.S. government, corporations, banks, municipalities, financial holding companies and in money market funds comprised of these same types of securities. Our cash and cash equivalents and investments are placed with high credit quality financial institutions. Additionally, we diversify our investment portfolio in order to maintain safety and liquidity and we do not hold mortgage-backed securities. As of September 30, 2011, all of our investments will mature within 20 months. These investments are recorded at their estimated fair value including accrued interest receivable, with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss).

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

During the three and nine months ended September 30, 2011 and 2010, no transfers were made into or out of the Level 1, 2, or 3 categories. We will continue to review our fair value inputs on a quarterly basis.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below at September 30, 2011:

	Fair Value Measurements at September 30, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash	$33,031	$33,031	$—	$—
Money market funds	20,060	20,060	—	—

Sub-total cash and cash equivalents	53,091	53,091	—	—

Corporate debt securities	122,246	—	122,246	—
U.S. Treasury and agency debt securities	32,068	32,068	—	—

Sub-total short-term investments	154,314	32,068	122,246	—

Long Term:
Corporate debt securities	12,882	—	12,882	—
U.S. Treasury and agency debt securities	21,046	21,046	—	—

Sub-total long-term investments	33,928	21,046	12,882	—

Total Assets	$241,333	$106,205	$135,128	$—

Liabilities:
Foreign currency forward contracts	$355	$—	$355	$—

Our investments have been classified as available-for-sale. At September 30, 2011, available-for-sale investments are detailed as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Corporate debt securities	$122,267	$11	$32	$122,246
U.S. Treasury and agency debt securities	32,069	4	5	32,068

Short-term available-for-sale investments	$154,336	$15	$37	$154,314

Long-term:
Corporate debt securities	$12,891	$8	$17	$12,882
U.S. Treasury and agency debt securities	21,046	4	4	21,046

Long-term available for sale investments	$33,937	$12	$21	$33,928

Available-for-sale investments that are in an unrealized loss position at September 30, 2011 are detailed as follows (in thousands):

	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$58,474	$49
U.S. Treasury and agency debt securities	19,030	9

	$77,504	$58

At December 31, 2010, available-for-sale investments are detailed as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Corporate debt securities	$97,685	$41	$14	$97,712
U.S. Treasury and agency debt securities	77,585	8	22	77,571

Short-term available-for-sale investments	$175,270	$49	$36	$175,283

Long-term:
Corporate debt securities	$16,830	$1	$29	$16,802
U.S. Treasury and agency debt securities	10,002	—	—	10,002

Long-term available for sale investments	$26,832	$1	$29	$26,804

Derivative Financial Instruments

Our derivative financial instruments are primarily composed of foreign currency forward contracts. We record derivative financial instruments as either assets or liabilities in our unaudited condensed consolidated balance sheets and measure them at fair value. At September 30, 2011 and December 31, 2010, notional amounts of our outstanding contracts were $52.5 million and $54.0 million, respectively. At September 30, 2011, the outstanding derivatives had maturities of 91 days or less. The fair value of our foreign currency forward contracts of $355,000 was included in accrued expenses and other current liabilities in our unaudited condensed consolidated balance sheet at September 30, 2011, and the fair value of our foreign currency forward contracts of $299,000 was included in accrued expenses and other current liabilities in our condensed consolidated balance sheet at December 31, 2010. For the three and nine months ended September 30, 2011, $572,000 and $2,269,000 of net losses related to our derivative financial instruments are included in exchange rate loss in our unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2010, $2.7 million and $2.6 million of net losses, related to our derivative financial instruments were included in our consolidated statements of operations.

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

Inventories

Inventories consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Finished goods (1)	$22,703	$20,996
Work-in-process	9,446	7,946
Raw materials	14,314	11,557

	$46,463	$40,499

(1)	Finished goods inventory includes consigned inventory of $4.9 million and $3.3 million at September 30, 2011 and December 31, 2010, respectively.

Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2011	December 31, 2010
Medical diagnostic equipment	$63,865	$55,836
Other equipment	32,089	27,721
Leasehold improvements	8,317	8,062
Purchased software	4,033	3,331
Construction-in-progress (1)	26,197	7,852

	134,501	102,802
Accumulated depreciation and amortization	(61,090)	(46,299)

	$73,411	$56,503

(1)	Construction-in-progress at September 30, 2011 and December 31, 2010 includes $367,000 and $42,000, respectively, of capitalized interest related to the construction of our manufacturing facility in Costa Rica.

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

We conduct impairment assessment of our goodwill and certain intangible assets during the fourth quarter of each year. We consider no less frequently than quarterly whether indicators of impairment of long-lived assets are present. These indicators may include, but are not limited to, significant decreases in the market value of an asset and significant changes in the extent or manner in which an asset is used. During the nine months ended September 30, 2011 and through the date of this report, there were no triggering events, changes in market conditions or other factors that would indicate possible or actual impairment of our long-lived assets.

During the nine months ended September 30, 2011, we recorded intangible asset additions of approximately $493,000 related to patents, $117,000 related to customer relationships and $161,000 related to licensed technology.

At September 30, 2011, intangible assets by major class consist of the following (in thousands):

	September 30, 2011
	Cost	Accumulated Amortization	Net	Weighted- Average Life (in years) (1)
Intangible assets subject to amortization
Developed technology	$22,651	$15,663	$6,988	8.2
Licenses	7,195	5,890	1,305	10.0
Customer relationships	4,089	2,800	1,289	3.3
Patents and trademarks	3,148	1,536	1,612	10.0
Assembled workforce	274	257	17	4.0

	37,357	26,146	11,211	7.3
Intangible assets not yet subject to amortization
In-process research and development (2)	4,050	—	4,050	n/a

	$41,407	$26,146	$15,261

At December 31, 2010, intangible assets by major class consist of the following (in thousands):

	December 31, 2010
	Cost	Accumulated Amortization	Net	Weighted- Average Life (in years) (1)
Intangible assets subject to amortization
Developed technology	$22,651	$14,666	$7,985	8.2
Licenses	7,034	5,400	1,634	10.0
Customer relationships	3,978	2,005	1,973	3.4
Patents and trademarks	2,655	1,262	1,393	7.1
Assembled workforce	274	206	68	4.0

	36,592	23,539	13,053	7.1
Intangible assets not yet subject to amortization
In-process research and development (2)	4,050	—	4,050	n/a

	$40,642	$23,539	$17,103

(1)	Weighted average life of intangible assets is presented excluding fully amortized assets.
(2)	IPR&D represents an estimate of fair value of in-process technology related to Fluid Medical’s imaging technology program, which is still in the prototype phase. As such, based on authoritative guidance, amortization of the IPR&D will not occur until it reaches market feasibility. In the event the project is abandoned, we will record an impairment charge for this amount.

At September 30, 2011, future amortization expense associated with our intangible assets is expected to be as follows (in thousands):

2011 (remaining three months)	$884
2012	3,016
2013	2,169
2014	1,551
2015	1,135
Thereafter	2,456

$11,211

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

Consistent with authoritative guidance, we accrued relocation costs and the costs of one-time termination benefits to employees who were not required to render service beyond a minimum retention period of 60 days. The remaining one-time termination benefits were recorded to expense ratably over required service periods. Additionally, costs related to moving equipment between the facilities were expensed during the period incurred. As a result, we recorded $0 and $63,000 as research and development expense during the three and nine months ended September 30, 2010. In addition, during the three and nine months ended September 30, 2010, we recorded $0 and $454,000 of additional restructuring costs as selling, general and administrative expense for the termination of the operating lease and related contract costs, including a charge for the impairment of certain property and equipment.

On April 26, 2010, we entered into a lease termination agreement with the landlord of our San Antonio facility. Total termination costs of $330,000 included a lump-sum lease-termination payment, broker commissions and the surrender of our security deposit. We were correspondingly released from any future obligations under this facility lease. The termination payment represented a savings over the original estimated restructuring liability related to the remaining lease payments and resulted in a benefit of $116,000 that was recorded during the second quarter of 2010. At September 30, 2011, there were no future obligations related to this restructuring activity.

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

	September 30, 2011	December 31, 2010
Liabilities:
Principal amount of the 2.875% Convertible Senior Notes	$115,000	$115,000

Unamortized discount of liability component	(18,292)	(21,211)

Unamortized debt issuance costs	(2,203)	(2,627)

Carrying value of liability component	$94,505	$91,162

Equity — net carrying value	$22,263	$22,263

The fair value of the Notes at September 30, 2011 was $139.4 million.

Other Long-Term Debt

The amounts outstanding for other long-term debt at September 30, 2011 and December 31, 2010 relate to capital leases.

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

On February 10, 2011, and on April 7, 2011, the Court entered a Final Judgment and an Amended Final Judgment, respectively, in the Massachusetts Action: a) in favor of Volcano and Axsun on LightLab’s claims for trade secret misappropriation on items 1-30 on LightLab’s list of alleged trade secrets, b) ordered Volcano and Axsun to collectively pay $600,000 in damages (which amount includes the $200,000 agreed to in the Stipulation and the $400,000 ordered in the 93A ruling) and $4.5 million in attorneys’ fees, (resulting in a total of $5.1 million recorded to selling, general and administrative expense and accrued in other current liabilities during the fourth quarter of 2010), c) in favor of LightLab on its claims against Axsun for breach of contract, breach of implied covenant of good faith and fair dealing, for violation of 93A, and misappropriation of trade secrets for disclosing three particular items to Volcano in December 2008 – the specifications for the two lasers provided by Axsun to LightLab and one Axsun laser prototype made in 2008, d) in favor of LightLab on its claims against Volcano for intentional interference with a contract and advantageous business relationship, unjust enrichment, violation of 93A, and misappropriation of trade secrets for the same three trade secrets described above. In addition, the Court denied a majority of LightLab’s requested injunctions, and entered limited injunctive relief, none of which management believes have a material effect upon Volcano. The Final Judgment and Amended Final Judgment are substantially similar. The Amended Final Judgment corrects non-substantive clerical errors. On April 15, 2011, LightLab filed a notice of appeal, with respect to various decisions of the Court, including, a) the Court’s decisions adverse to LightLab’s claims for trade secret misappropriation in items 1-30 of LightLab’s alleged list of trade secrets, including the Court’s post-trial finding of fact and rulings of law adverse to LightLab on items 1 – 5, the Court’s two summary judgment decisions adverse to LightLab on items 6 – 23 and 25 – 30 (item 24 having been voluntarily dismissed by LightLab), and various rulings requiring evidence of use or intent to use as a prerequisite for injunctive relief; b) the Court’s post-trial decisions denying permanent injunctive relief that LightLab requested as terms of the Final Judgment; c) the Court’s pre-trial rulings excluding certain lost profits damages evidence that LightLab sought to introduce at trial; d) various discovery and pre-trial orders denying LightLab discovery about Axsun’s work for Volcano; e) the Court’s order barring LightLab from claiming that the sale of Axsun to Volcano itself constituted a breach of the LightLab-Axsun supply contract; and f) the denial of LightLab’s motion to alter or amend the Final Judgment, which motion sought to obtain additional declaratory relief barring Axsun from “supplying” tunable lasers to Volcano. Volcano and Axsun do not intend to cross appeal the Amended Final Judgment, and on July 5, 2011, Volcano and Axsun satisfied their payment obligations under the Amended Final Judgment by making a payment to Lightlab in the amount of approximately $5.4 million.

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

Additionally, on May 24, 2011, LightLab commenced a separate action in Delaware Chancery Court, or the Second Chancery Court Action, against Volcano and Axsun alleging that Axsun is inappropriately assisting Volcano in the development of a third-party laser. The complaint seeks injunctive relief and unspecified damages. After Volcano and Axsun moved to dismiss the Second Chancery Court Action, LightLab filed an amended complaint against Volcano and Axsun, adding additional allegations regarding misappropriation of trade secrets. Volcano and Axsun have submitted an answer to the amended complaint. In addition, Volcano and Axsun moved for judgment on the pleadings, seeking to dismiss a portion of LightLab’s amended complaint, and have filed an additional motion to stay the remainder of the Second Chancery Court Action. Those motions are currently pending.

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

Purchase Commitments

We have obligations under non-cancelable purchase commitments. The majority of these obligations relate to inventory, primarily raw materials. At September 30, 2011, the future minimum payments under these non-cancelable purchase commitments totaled $19.8 million, of which $18.8 million will require payments at various dates through December 31, 2011 and the remainder will require payments at various dates through September 30, 2012.

In October 2007, we signed a clinical research support agreement with a third party in which the third party will conduct clinical studies concerning drug eluting stents. We have agreed to provide a total of $4.6 million to fund clinical study activities. At September 30, 2011, we have a remaining obligation of up to $2.5 million and we will be billed as services are performed under the agreement. In addition, we have entered into agreements with other third parties to sponsor clinical studies. Generally, we contract with one or more clinical research sites for a single study and no one agreement is material to our consolidated results of operations or financial condition. We are usually billed as services are performed based on enrollment and are required to make payments over periods ranging from less than one year up to three years. Our actual payments under these agreements will vary based on enrollment.

In September 2010, we entered into a series of agreements under which we agreed to purchase a parcel of land in Costa Rica for $3.0 million for the purpose of constructing a manufacturing facility and we agreed to retain a firm to construct our cold shell manufacturing building for $10.5 million (20% of which was paid upon execution of the agreement, with the balance payable over the eleven-month construction period through 2011). We also entered into an agreement to retain a construction manager and for the completion of an operational manufacturing facility, including the addition of equipment and related improvements, for approximately $21.5 million which will be paid at various dates throughout 2011 into the first quarter of 2012. As of September 30, 2011, the total amount paid related to the construction of the Costa Rica manufacturing facility, including the cost of securing the land for the construction site, is $18.3 million, of which $13.2 million was paid during the nine months ended September 30, 2011.

Indemnification

Our supplier, distributor and collaboration agreements generally include certain provisions for indemnification against liabilities if our products are recalled, infringe a third party’s intellectual property rights or cause bodily injury due to alleged defects in our products. In addition, we have agreements with our present and former directors and executive officers indemnifying them against liabilities arising from service in their respective capacities to Volcano. We maintain directors’ and officers’ insurance policies that may limit our exposure to such liabilities. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in the accompanying unaudited condensed consolidated financial statements.

Sole source suppliers

We rely on a number of sole source suppliers to supply transducers, substrates and processing for our scanners used in our catheters. We are not parties to supply agreements with these suppliers but instead use purchase orders as needed.

5. Stockholders’ Equity

Stock Benefit Plans

Our 2005 Amended and Restated Equity Compensation Plan, or 2005 Amended Plan, provides for an aggregate of 16,212,558 shares of our common stock that may be issued or transferred to our employees, non-employee directors and consultants, including increases of 2,050,000 and 2,500,000 shares which were approved by our stockholders on July 29, 2009 and May 2, 2011, respectively. Commencing July 29, 2009, the number of shares of common stock available for issuance under the 2005 Amended Plan was reduced by one share for each share of stock issued pursuant to a stock option or a stock appreciation right and one and sixty-three hundredths (1.63) shares for each share of common stock issued pursuant to a restricted stock award, restricted stock unit, or RSU, award, performance stock award or other stock award. Commencing May 2, 2011, the number of shares of common stock available for issuance under the 2005 Amended Plan was reduced by one share for each share of stock issued pursuant to a stock option or a stock appreciation right and two and twelve hundredths (2.12) shares for each share of common stock issued pursuant to a restricted stock award, RSU, award, performance stock award or other stock award. Shares net exercised or retained to cover a participant’s minimum tax withholding obligations do not again become available for issuance under the 2005 Amended Plan.

At September 30, 2011, we have granted stock options and RSUs under the 2005 Amended Plan. Stock options previously granted under the 2000 Long Term Incentive Plan that are cancelled or expired will increase the shares available for grant under the 2005 Amended Plan. In addition, employees have purchased shares of the Company’s common stock under the 2007 Employee Stock Purchase Plan, or the Purchase Plan. At September 30, 2011, 4,287,162 shares and 415,198 shares remained available to grant under the 2005 Amended Plan and the Purchase Plan, respectively.

Fair Value Assumptions

The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing, or Black-Scholes, model utilizing the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Risk-free interest rate	1.9%	2.0%	2.1%	2.3%
Expected life (years)	4.5	4.4	4.4	4.6
Estimated volatility	46.8%	43.9%	47.4%	46.6%
Expected dividends	None	None	None	None
Weighted-average grant date fair value	$13.10	$8.33	$11.52	$8.01

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

As of January 1, 2011 we determined that the trading history of our common stock is sufficient in relation to the expected term of our stock options to begin using the volatility calculated on our common stock without further consideration of the volatility of comparable medical device companies’ common stock. As such, for any options granted during the three and nine months ended September 30, 2011, we have solely utilized the volatility of our own common stock in determining the grant date fair value.

We use a zero value for the expected dividend value factor since we have not declared any dividends in the past and we do not anticipate declaring any dividends in the foreseeable future.

The fair value of each purchase option under the Purchase Plan is estimated at the beginning of each purchase period using the Black-Scholes model utilizing the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Risk-free interest rate	0.1%	0.2%	0.2%	0.2%
Expected life (years)	0.5	0.5	0.5	0.5
Estimated volatility	35.7%	34.6%	35.7%	35.9%
Expected dividends	None	None	None	None
Fair value of purchase right	$6.87	$5.36	$6.48	$4.91

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

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense included in our unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30 ,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenues	$146	$185	$304	$586
Selling, general and administrative	2,720	2,503	8,057	7,563
Research and development	450	360	1,244	1,090

	$3,316	$3,048	$9,605	$9,239

Included in our stock-based compensation expense is $0, $159,000, $115,000 and $484,000 of stock-based compensation expense related to non-employees in the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010, respectively. Stock-based compensation expense of $257,000, $233,000, $793,000 and $661,000 related to the Purchase Plan was also recorded in the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010, respectively. At September 30, 2011 and December 31, 2010, there was $206,000 and $223,000, respectively, of total stock-based compensation cost capitalized in inventories.

We estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rates in the three and nine months ended September 30, 2011 and 2010 are based on our historical forfeiture experience.

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

The following table sets forth our revenues by segment and product expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2011	2010	2010 to 2011	2011	2010	2010 to 2011
Medical segment:
Consoles	$9,709	$8,129	19.4%	$29,420	$27,585	6.7%
Single-procedure disposables:
IVUS	49,760	42,641	16.7	147,384	122,122	20.7
FM	16,653	11,275	47.7	47,954	32,579	47.2
Other	6,796	4,663	45.7	16,565	12,658	30.9

Sub-total medical segment	82,918	66,708	24.3	241,323	194,944	23.8
Industrial segment	2,849	6,178	(53.9)	9,475	17,966	(47.3)

	$85,767	$72,886	17.7	$250,798	$212,910	17.8

The following table sets forth our revenues by geography expressed as dollar amounts (in thousands) and the changes in revenues in the specified periods expressed as percentages:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2011	2010	2010 to 2011	2011	2010	2010 to 2011
Revenues (1):
United States	$38,964	$33,353	16.8%	$113,201	$96,257	17.6%
Japan	26,599	20,963	26.9	76,406	57,683	32.5
Europe, the Middle East and Africa	14,637	13,603	7.6	45,534	42,726	6.6
Rest of world	5,567	4,967	12.1	15,657	16,244	(3.6)

	$85,767	$72,886	17.7	$250,798	$212,910	17.8

(1)	Revenues are attributed to geographies based on the location of the customer, except for shipments to original equipment manufacturers, which are attributed to the country of origin of the equipment distributed.

At September 30, 2011, approximately 45.2% of our long-lived assets, excluding financial assets, are located in the U.S., approximately 24.7% are located in Japan, approximately 25.5% are located in Costa Rica and less than 5% are located in our remaining geographies. At December 31, 2010, approximately 51% of our long-lived assets, excluding financial assets, were located in the U.S., approximately 34% were located in Japan, and less than 15% were located in our remaining geographies.

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

Our effective tax rate is a blended rate resulting from the composition of taxable income in the global jurisdictions in which we conduct business. We recognize a full valuation allowance against our deferred tax assets in the jurisdictions where there is insufficient certainty surrounding the realization of deferred tax assets through future taxable income. On a quarterly basis, we assess our ability to realize our deferred tax assets and the corresponding need for a valuation allowance. We expect that due to a combination of recent positive operating results and projections of continued profitability, we may be able to release a portion of our valuation allowance for deferred tax assets in certain jurisdictions in the near future. Such assessment could result in a material reduction of our valuation allowances as soon as in the fourth quarter of 2011, particularly with respect to our U.S. jurisdiction, which represents the largest component of our valuation allowance.

For the three and nine months ended September 30, 2011 and 2010, we recorded a provision for income taxes of $669,000, $735,000, $1.7 million, and $1.4 million, respectively. The 2011 and 2010 expense is comprised of foreign income taxes as well as various state and local income taxes.

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

Overview

We design, develop, manufacture and commercialize a broad suite of intravascular ultrasound, or IVUS, and fractional flow reserve, or FFR, products. We believe that these products enhance the diagnosis and treatment of vascular heart disease by improving the efficiency and efficacy of existing percutaneous interventional, or PCI, therapy procedures in the coronary or peripheral arteries. We market our products to physicians and technicians who perform PCI procedures in hospitals and to other personnel who make purchasing decisions on behalf of hospitals.

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

Our IVUS products include single-procedure disposable phased array and rotational IVUS imaging catheters and additional functionality options such as virtual histology IVUS tissue characterization and ChromaFlo stent apposition analysis. Our FFR offerings include FFR consoles and single-procedure disposable pressure and flow guide wires used to measure the pressure and flow characteristics of blood around plaque enabling physicians to gauge the plaque’s physiological impact on blood flow and pressure.

Through Axsun Technologies, Inc., or Axsun, one of our wholly owned subsidiaries, we also develop and manufacture optical monitors, laser and non-laser light sources, and optical engines used in OCT imaging systems as well as micro-optical spectrometers and optical channel monitors used by telecommunications and other industrial companies.

We have corporate infrastructure in the U.S., Europe and Japan. Our corporate office is located in San Diego, California. Our worldwide manufacturing and research and development operations are located in Rancho Cordova, California. We also have additional research and development facilities in Cleveland, Ohio; Forsyth County, Georgia and San Diego, California. We have sales offices in Alpharetta, Georgia and Tokyo, Japan; sales and distribution offices in Zaventem, Belgium and Woodmead, South Africa; and third-party distribution facilities in Chiba, Japan and Tokyo, Japan. In addition, we have facilities in Billerica, Massachusetts for the manufacturing and operations of Axsun and the research and development of OCT and FL.IVUS technology. In September 2010, we, through a wholly owned subsidiary, entered into a series of agreements to acquire real property and to design and build manufacturing facilities in Costa Rica.

We have focused on building our domestic and international sales and marketing infrastructure to market our products to physicians and technicians who perform PCI procedures in hospitals and to other personnel who make purchasing decisions on behalf of hospitals. We sell our products directly to customers in the U.S., Japan, certain European markets as well as South Africa and utilize distributors in other European markets, including Spain, Portugal and parts of Italy, Middle East, North African countries, Canada, Asia Pacific, Latin America and Australia. Our distributors are involved in product launch planning, education and training, physician support and clinical trial management.

In the nine months ended September 30, 2011 and 2010, 47.4 % and 42.8%, respectively, of our revenues and 22.3% and 22.9%, respectively, of our operating expenses were denominated in various non-U.S. dollar currencies, primarily the yen and the euro. We expect that a significant portion of our revenue and operating expenses will continue to be denominated in non-U.S. dollar currencies. As a result, we are subject to risks related to fluctuations in foreign currency exchange rates, which could affect our operating results in the future.

At September 30, 2011, we had a worldwide installed base of approximately 6,600 consoles. We intend to grow and leverage this installed base to drive recurring sales of our single-procedure disposable catheters and guide wires. In the nine months ended

September 30, 2011, the sale of our single-procedure disposable catheters and guide wires accounted for $195.3 million, or 77.9% of our revenues, a $40.6 million, or 26.2% increase from the same period in 2010, in which the sale of our single-procedure disposable catheters and guide wires accounted for $154.7 million, or 72.7% of our revenues.

We manufacture our multi-modality and FFR consoles, IVUS catheters and FFR guide wires at our facility in Rancho Cordova, California. We use third-party manufacturing partners to produce circuit boards and mechanical sub-assemblies used in the manufacture of our consoles. We also use third-party manufacturing partners for certain proprietary components used in the manufacture of our single-procedure disposable products. We perform incoming inspection on these circuit boards, mechanical sub-assemblies and components, assemble them into finished products, and test the final product to assure quality control.

On December 24, 2008, we acquired Axsun, a company that develops and manufactures optical monitors for telecommunications, laser and non-laser light sources and optical engines used in medical OCT imaging systems and advanced photonic components and sub-systems used in spectroscopy and other industrial applications. We believe Axsun’s proprietary OCT technology will provide us competitive advantages in the invasive imaging sector. In connection with the Axsun acquisition, we and Axsun were sued by LightLab Imaging, Inc., or LightLab. LightLab was a wholly owned subsidiary of Goodman Company, Ltd., or Goodman, which was a distributor of our IVUS and FFR products in Japan until that relationship was terminated in July 2009. LightLab was acquired by St. Jude Medical, Inc., or St. Jude, on July 6, 2010. LightLab develops and sells OCT products for cardiovascular imaging and other medical uses. For details related to the litigation, see Note 4 “Commitments and Contingencies – Litigation” to our unaudited condensed consolidated financial statements.

The economic conditions in many countries and regions where we generate most of our revenues remain uncertain. If our customers do not obtain or do not have access to the necessary capital to operate their businesses, or are otherwise adversely affected by any deterioration in national and worldwide economic conditions, this could result in reductions in the sales of our products, longer sales cycles and slower adoption of new technologies by our customers, which would materially and adversely affect our business. In addition, our customers’ and suppliers’ liquidity, capital resources and credit may be adversely affected by their relative ability or inability to obtain capital and credit, which could adversely affect our ability to collect on our outstanding invoices and lengthen our collection cycles, or limit our timely access to important sources of raw materials necessary for the manufacture of our consoles and catheters.

The March 2011 earthquake, tsunami and associated events in Japan could negatively impact many of our customers, as well as the conditions in which our Tokyo-based subsidiary operates. In addition, such events may result in a downturn in Japan’s economy as a whole, which may adversely affect our ability to conduct business in Japan. Likewise, the political unrest in the Middle East may have adverse consequences to the global economy or to our customers in the Middle East, which could negatively impact our business. Uncertainty about future economic conditions may make it more difficult for us to forecast operating results and to make decisions about future investments. For further discussion, see “Risk Factors— General national and worldwide economic conditions may materially and adversely affect our financial performance and results of operations.”

Financial Operations Overview

The following is a description of the primary components of our revenues and expenses.

Revenues. We derive our revenues from two reporting segments: medical and industrial. Our medical segment represents our core business, in which we derive revenues primarily from the sale of our consoles and single-procedure disposables. Our industrial segment derives revenues related to the sales of Axsun’s micro-optical spectrometers and optical channel monitors to telecommunication and other industrial companies. In the nine months ended September 30, 2011, we generated $250.8 million of revenues which is composed of $241.3 million from our medical segment and $9.5 million from our industrial segment. In the nine months ended September 30, 2011, 12.2% of our medical segment revenues were derived from the sale of our consoles, as compared with 14.2% in the nine months ended September 30, 2010. In the nine months ended September 30, 2011, IVUS single-procedure disposables accounted for 61.1% of our medical segment revenues, compared to 62.6% during the same period in 2010, while in the nine months ended September 30, 2011, 19.9% of our medical segment revenues were derived from the sale of our FFR single-procedure disposables, as compared with 16.7% in the nine months ended September 30, 2010. Other revenues consist primarily of revenue from Axsun’s medical segment, service and maintenance revenues, rental revenues, shipping and handling revenues, sales of distributed products, spare parts sales, and license fees.

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

Cost of Revenues. Cost of revenues consists primarily of material costs for the products that we sell and other costs associated with our manufacturing process, such as personnel costs, rent, depreciation related to our manufacturing equipment and utilities. In addition, cost of revenues includes depreciation of company-owned consoles, royalty expenses for licensed technologies included in our products, service costs, provisions for warranty, distribution, freight and packaging costs and stock-based compensation expense. We expect a trend of further improvement in our gross margin for IVUS and FFR products if we are successful in our ongoing efforts to streamline and improve our manufacturing processes and increase production volumes.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and other related costs for personnel serving the sales, marketing and administrative functions. Other costs include travel and entertainment expenses, facility costs, trade show, training and other promotional expenses, professional fees for legal and accounting services and stock-based compensation expense. Due to ongoing litigation, legal expenses tend to be somewhat unpredictable in their timing and amount. We expect that our selling, general and administrative expenses will increase as we continue to expand our sales force and marketing efforts and invest in the necessary infrastructure to support our continued growth. We expect these expenses to grow at a slower rate than our revenues as we plan to leverage these costs as we continue to grow our business.

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

Amortization of Intangibles. We amortize intangible assets, consisting of our acquired developed technology, licenses, customer relationships, assembled workforce, patents and trademarks, using the straight-line method over their estimated useful lives of up to 20 years. These assets are regularly tested for impairment and abandonment.

In-process Research and Development. In-process research and development expense, or IPR&D, consists of our projects acquired in connection with acquisitions that had not reached technological feasibility and had no alternative future uses as of each acquisition date. Certain additional payments that may be required in connection with our acquisitions could result in future charges to IPR&D.

In December 2007, we acquired certain OCT assets in connection with our acquisition of CardioSpectra, Inc., or CardioSpectra, which was valued at $26.3 million. In-vivo testing and regulatory approval remained to be completed as of the acquisition date at an estimated cost of $7.2 million. In December 2009, we achieved a milestone specified in the CardioSpectra merger agreement related to the receipt of CE mark regulatory approval and $11.0 million became payable by us to the former stockholders of CardioSpectra. We paid such amount to the former stockholders of CardioSpectra through the issuance of 609,360 shares of our common stock and $531,000 of cash in January 2010. The second milestone specified in the merger agreement was not achieved as of December 31, 2010, and as such, the second milestone payment was not paid. Although we have received CE mark approval for a preliminary version of our OCT product, this version is not intended to be commercialized. We believe there are significant incremental efforts and costs that must be incurred to complete a product that is suitable for commercialization and there is significant risk that a commercializable product may not result from our efforts. As of September 30, 2011, we estimate that we will incur $7.8 million of additional costs in order to obtain a commercializable OCT product for a total of approximately $27.5 million. The OCT project was originally expected to be commercialized by late 2008, however it was at an earlier stage of development than our initial assessment indicated. Due to uncertainties in our OCT development program, we are currently unable to predict when we will launch our OCT product. Additional milestone payments of up to $17.0 million may be paid to the former stockholders of CardioSpectra upon achievement of the respective revenue targets described in the merger agreement (see Note 2 “Acquisitions” to our unaudited condensed consolidated financial statements).

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

In May 2008, we acquired the FL.IVUS project in connection with our acquisition of Novelis, which was valued at $12.2 million. Under the terms of the merger agreement, a milestone payment of $3.0 million was eligible to be earned by the Novelis stockholders upon receipt of FDA approval of a 510(k) application relating to the Novelis FL.IVUS device only in the event that the 510(k) application for such a device was filed with the FDA on or before December 31, 2009. At December 31, 2009 a 510(k) application had been made to the FDA. At that time, we believed that the 510(k) application would be approved and that the milestone would become payable. Accordingly, at December 31, 2009 we recorded an accrual for $3.0 million in relation to the potential milestone payment. Based on our internal assessments in relation to our ongoing interactions with the FDA regarding this 510(k) application, during the fourth quarter of 2010 it became apparent that our 510(k) application would not be approved prior to its expiration. Accordingly, we reversed the accrual for the milestone payment, resulting in a $3.0 million credit to IPR&D expense during the fourth quarter of 2010.

We believe there are significant incremental efforts and costs that must be incurred to complete a product that is suitable for commercialization. As of September 30, 2011, we estimate that we will incur $5.8 million of additional costs in order to commercialize the first product using FL.IVUS for a total of $16.7 million. We originally expected the FL.IVUS project to receive regulatory approvals and be commercialized during 2009. As of September 30, 2011, the project was expected to be completed in 2013.

If the FL.IVUS project is not completed in a timely manner, such as if we experience delays associated with significant design changes that result from unsuccessful human trials or other discoveries during human trials, we may jeopardize our competitive position and experience a potential loss of revenues and associated market share.

In August 2010, we acquired the Forward Looking Intra-Cardiac Echo, or FL.ICE, project in connection with our acquisition of Fluid Medical Inc., or Fluid Medical. This project was recorded as an intangible asset valued at $4.1 million. At the date of acquisition the estimated costs to complete were $5.9 million. At September 30, 2011 the estimated costs to complete are approximately $4.9 million, for a total of $6.9 million. As of September 30, 2011, the FL.ICE project was expected to be completed in 2013.

The following table summarizes our significant IPR&D projects (in millions):

Project Name	Fair Value	Estimated Cost to Complete, as of Acquisition Date	Costs Incurred Since Acquisition	Estimated Cost to Complete, as of September 30, 2011	Total Estimated Costs to Complete since Acquisition Date
OCT	$26.3	$7.2	$19.7	$7.8	$27.5
FL.IVUS	12.2	3.9	10.9	5.8	16.7
FL.ICE	4.1	5.9	2.0	4.9	6.9

Interest Income. Interest income is comprised of interest income earned from our cash and cash equivalents and our short-term and long-term available-for-sale investments.

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

Provision for Income Taxes. Our effective tax rate is a blended rate resulting from the composition of taxable income in the global jurisdictions in which we conduct business. We apply the “with and without method — direct effects only”, in accordance with authoritative guidance, with respect to recognition of stock option excess tax benefits within stockholders equity (paid in capital). Therefore, provision for domestic income taxes is determined utilizing projected federal and state taxable income before the application of deductible excess tax benefits attributable to stock option exercises.

For nine months ended September 30, 2011 and 2010, the provision for income taxes is comprised of foreign taxes and various state and local income taxes.

We evaluate our ability to fully utilize our net deferred tax assets on an individual jurisdiction basis. For those jurisdictions in which we believe there is sufficient uncertainty surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance. We expect that due to a combination of recent positive operating results and projections of continued profitability, we may be able to release a portion of our valuation allowance for deferred tax assets in certain jurisdictions in the near future. Such assessment could result in a material reduction of our valuation allowances as soon as in the fourth quarter of 2011, particularly with respect to our U.S. jurisdiction, which represents the largest component of our valuation allowance. Our federal net operating loss carryforwards begin to expire in 2020 and our state net operating loss carryforwards begin to expire in 2012. Foreign net operating losses carry forward indefinitely. We also have federal research and experimentation tax credits, which begin to expire in 2022, and state research and experimentation tax credits, which carry forward indefinitely.

Results of Operations

The following table sets forth items derived from our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, presented in both absolute dollars (in thousands) and as a percentage of revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Revenues	$85,767	100.0%	$72,886	100.0%	$250,798	100.0%	$212,910	100.0%
Cost of revenues, excluding amortization of intangibles	29,538	34.4	25,955	35.6	84,175	33.6	79,686	37.4

Gross profit	56,229	65.6	46,931	64.4	166,623	66.4	133,224	62.6
Operating expenses:	—				—
Selling, general and administrative	36,034	42.0	29,565	40.6	106,982	42.7	92,726	43.6
Research and development	13,928	16.2	10,185	14.0	40,337	16.1	29,637	13.9
Amortization of intangibles	860	1.0	627	0.9	2,572	1.0	1,821	0.9
In-process research and development	—	—	—	—	—	—	65	—

Total operating expenses	50,822	59.2	40,377	55.5	149,891	59.8	124,249	58.4

Operating income	5,407	6.4	6,554	8.9	16,732	6.6	8,975	4.2
Interest income	226	0.3	106	0.1	701	0.3	274	0.1
Interest expense	(1,834)	(2.1)	(249)	(0.3)	(5,895)	(2.4)	(267)	(0.1)
Exchange rate loss	(502)	(0.6)	(91)	(0.1)	(1,181)	(0.5)	(635)	(0.3)
Other, net	—	—	—	—	(2)	—	(19)	—

Income before provision for income taxes	3,297	4.0	6,320	8.7	10,355	4.0	8,328	3.9
Provision for income taxes	669	0.8	735	1.0	1,684	0.7	1,363	0.7

Net income	$2,628	3.2%	$5,585	7.7%	$8,671	3.3%	$6,965	3.3%

The following table sets forth our revenues by segment and product expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2011	2010	2010 to 2011	2011	2010	2010 to 2011
Medical segment:
Consoles	$9,709	$8,129	19.4%	$29,420	$27,585	6.7%
Single-procedure disposables:
IVUS	49,760	42,641	16.7	147,384	122,122	20.7
FM	16,653	11,275	47.7	47,954	32,579	47.2
Other	6,796	4,663	45.7	16,565	12,658	30.9

Sub-total medical segment	82,918	66,708	24.3	241,323	194,944	23.8
Industrial segment	2,849	6,178	(53.9)	9,475	17,966	(47.3)

	$85,767	$72,886	17.7	$250,798	$212,910	17.8

The following table sets forth our revenues by geography expressed as dollar amounts (in thousands) and the changes in revenues in the specified periods expressed as percentages:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2011	2010	2010 to 2011	2011	2010	2010 to 2011
Revenues (1):
United States	$38,964	$33,353	16.8%	$113,201	$96,257	17.6%
Japan	26,599	20,963	26.9	76,406	57,683	32.5
Europe, the Middle East and Africa	14,637	13,603	7.6	45,534	42,726	6.6
Rest of world	5,567	4,967	12.1	15,657	16,244	(3.6)

	$85,767	$72,886	17.7	$250,798	$212,910	17.8

(1)	Revenues are attributed to geographies based on the location of the customer, except for shipments to original equipment manufacturers, which are attributed to the country of origin of the equipment distributed.

Comparison of Three Months Ended September 30, 2011 and 2010

Revenues. Revenues increased $12.9 million, or 17.7%, to $85.8 million in the three months ended September 30, 2011, as compared to revenues of $72.9 million in the three months ended September 30, 2010. In the three months ended September 30, 2011, revenues related to IVUS single-procedure disposables increased $7.1 million, or 16.7%, as compared to the three months ended September 30, 2010, while revenues related to FFR single-procedure disposables increased $5.4 million or 47.7% in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Revenues related to console sales in the three months ended September 30, 2011 increased $1.6 million, or 19.4% as compared to the three months ended September 30, 2010, due to increased penetration into certain foreign markets and original equipment manufacturer (OEM) sales channels. Overall, our revenue increases were driven by increased demand for our disposables, higher revenues resulting from our direct sales efforts in Japan and favorable impacts of foreign currency exchange related to the yen and euro. Additionally, the increases in FFR disposable revenues were primarily due to the broader availability of FFR technology as this functionality has been incorporated into our multi-modality console, in conjunction with an increased adoption of the technology based on clinical study data. Industrial segment revenues were $2.8 million in the three months ended September 30, 2011 as compared to $6.2 million in the same period last year, resulting from lower sales to our international telecommunications customers due to the telecommunications industry’s cyclical nature. Other revenues increased $2.1 million, primarily due to higher sales of third-party products and higher service contract and rental revenues. Increases in revenues were realized across all our key geographic markets. The Japanese market’s growth is due to the continued success of our direct sales efforts and the favorable impact of foreign currency exchange related to the yen.

Cost of Revenues. Cost of revenues increased $3.6 million, or 13.8%, to $29.5 million, or 34.4% of revenues in the three months ended September 30, 2011, from $26.0 million, or 35.6% of revenues in the three months ended September 30, 2010. Gross margin was 65.6% of revenues in the three months ended September 30, 2011, increasing from 64.4% of revenues in the three months ended September 30, 2010. This favorable gross margin was primarily the result of favorable product mix for IVUS and FFR disposable products, a decrease in the production costs of IVUS and FFR disposable products from ongoing cost reduction initiatives, and favorable impacts of foreign currency exchange rates to the gross margin related to the yen and euro. These benefits were partially offset by increased depreciation costs from additions of company-owned consoles.

Selling, General and Administrative. Selling, general and administrative expenses increased $6.5 million, or 21.9%, to $36.0 million, or 42.0% of revenues in the three months ended September 30, 2011, as compared to $29.6 million, or 40.6% of revenues in the three months ended September 30, 2010. The increase in the three months ended September 30, 2011 as compared with the three months ended September 30, 2010 was primarily due to higher litigation expenses, the expansion of our Costa Rica general and administrative activities during the pre-production phase, expansion of Japan, Europe and U.S. sales and marketing organizations, including continued growth in our Japan operation to support our direct sales efforts there; unfavorable impacts of foreign currency exchange rates of the yen and euro; as well as increased information technology and infrastructure expenses to support company growth.

Research and Development. Research and development expenses increased $3.7 million, or 36.3%, to $13.9 million, or 16.2% of revenues in the three months ended September 30, 2011, as compared to $10.2 million, or 14.0% of revenues in the three months ended September 30, 2010. The increase in research and development expenses in the three months ended September 30, 2011 as compared with the three months ended September 30, 2010 was primarily due to increased spending on various product development projects and increased clinical expenses, mainly related to the VERDICT and FIRST clinical programs.

Amortization of Intangibles. Amortization expense increased to $860,000, or 1% of revenues in the three months ended September 30, 2011, as compared to $627,000, or 0.9% of revenues in the three months ended September 30, 2010. The increase is primarily related to the customer relationship intangibles we acquired upon the termination of a distributor relationship in November 2010.

Interest Income. Interest income increased to $226,000 in the three months ended September 30, 2011, as compared to $106,000 in the three months ended September 30, 2010. The increase was primarily due to a significant increase in our invested balances in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, resulting from the proceeds of our convertible debt offering discussed in Note 3 to our unaudited condensed consolidated financial statements “Financial Statement Details—Convertible Debt.”

Interest Expense. Interest expense increased to $1.8 million, or 2.1% of revenues in the three months ended September 30, 2011, as compared to $249,000 in the three months ended September 30, 2010. Interest expense during the three months ended September 30, 2011 was primarily related to our convertible debt (including coupon interest, accretion of debt discount, and amortization of debt issuance costs), and interest expense on our capital lease obligations, while in the three months ended September 30, 2010 interest expense was primarily related to our convertible debt which commenced on September 20, 2010.

Exchange Rate Loss. Exchange rate loss for the three months ended September 30, 2011 was $502,000, as compared to an exchange rate loss of $91,000 in the three months ended September 30, 2010. During the three months ended September 30, 2011 and 2010, the impact of fluctuations in exchange rates was mitigated by our hedging practices. Through our hedging program we reduce the volatility of our exchange rate gains and losses resulting from the translation of our intercompany receivable balances at current exchange rates.

Provision for Income Taxes. We recorded an income tax provision in the three months ended September 30, 2011 of $669,000, compared to a provision of $735,000 for the three months ended September 30, 2010.

Comparison of Nine months Ended September 30, 2011 and 2010

Revenues. Revenues increased $37.9 million, or 17.8%, to $250.8 million in the nine months ended September 30, 2011, as compared to revenues of $212.9 million in the nine months ended September 30, 2010. In the nine months ended September 30, 2011, revenues related to IVUS single-procedure disposables increased $25.3 million, or 20.7%, as compared to the nine months ended September 30, 2010, while revenues related to FFR single-procedure disposables increased $15.4 million or 47.2% in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Revenues related to console sales in the nine months ended September 30, 2011 increased $1.8 million or 6.7% as compared to the nine months ended September 30, 2010, based on an increase in console unit sales. Overall, our revenue increases were driven by increased demand for our disposables, as well as higher revenues resulting from our direct sales efforts in Japan and favorable impacts of foreign exchange rates related to the yen and euro. Additionally, the increases in FFR disposable revenues were primarily due to the broader availability of FFR technology as this functionality has been incorporated into our multi-modality console, in conjunction with an increased adoption of the technology based on clinical study data. Industrial segment revenues were $9.5 million in the nine months ended September 30, 2011 as compared to $18.0 million in the same period last year, resulting from lower sales to our international telecommunications customers due to the telecommunications industry’s cyclical nature. Other revenues increased $3.9 million, primarily due to higher sales of third-party products and higher service contract and rental revenues. Increases in revenues were realized across all our key geographic markets. The Japanese market’s growth is due to the continued success of our direct sales efforts and the favorable impact of foreign currency exchange related to the yen.

Cost of Revenues. Cost of revenues increased $4.5 million, or 5.6%, to $84.2 million, or 33.6% of revenues in the nine months ended September 30, 2011, from $79.7 million, or 37.4% of revenues in the nine months ended September 30, 2010. The increase in the cost of revenues was primarily due to higher sales volume. Gross margin was 66.4% of revenues in the nine months ended September 30,

2011, increasing from 62.6% of revenues in the nine months ended September 30, 2010. This favorable gross margin was primarily the result of a decrease in the production costs of IVUS and FFR disposable products due to favorable product mix, and ongoing cost reduction initiatives, a decline in lower margin Axsun industrial sales, and favorable impacts of foreign currency exchange rates to the gross margin related to the yen and euro. These benefits were partially offset by increased depreciation costs from additions of company-owned consoles.

Selling, General and Administrative. Selling, general and administrative expenses increased $14.3 million, or 15.4%, to $107.0 million, or 42.7% of revenues in the nine months ended September 30, 2011, as compared to $92.7 million, or 43.6% of revenues in the nine months ended September 30, 2010. The increase in the nine months ended September 30, 2011 as compared with the nine months ended September 30, 2010 was primarily due to the expansion of our U.S., Europe, and Japan sales and marketing organizations, including continued growth in our Japan operation to support our expanded direct sales efforts there; unfavorable impacts of foreign currency exchange rates related to the yen and euro; higher litigation expenses; expansion of our Costa Rica general and administrative activities during the pre-production phase; as well as increased information technology and infrastructure expenses to support company growth.

Research and Development. Research and development expenses increased $10.7 million, or 36.1%, to $40.3 million, or 16.1% of revenues in the nine months ended September 30, 2011, as compared to $29.6 million, or 13.9% of revenues in the nine months ended September 30, 2010. The increase in research and development expenses in the nine months ended September 30, 2011 as compared with the nine months ended September 30, 2010 was primarily due to increased spending on various product development projects and increased clinical expenses, mainly related to the VERDICT and FIRST clinical programs.

Amortization of Intangibles. Amortization expense increased to $2.6 million or 1.0% of revenues in the nine months ended September 30, 2011, as compared to $1.8 million, or 0.9% of revenues in the nine months ended September 30, 2010. The increase is primarily related to the amortization of the customer relationship intangibles we acquired upon the termination of a distributor relationship in November 2010.

In-process research and development. There were no IPR&D expenses recorded in the nine months ended September 30, 2011. In the nine months ended September 30, 2010 we recorded $65,000 of IPR&D expense related to the milestone achieved under the OCT program.

Interest Income. Interest income increased to $701,000 in the nine months ended September 30, 2011, as compared to $274,000 in the nine months ended September 30, 2010. The increase was primarily due to a significant increase in our invested balances in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, resulting from the proceeds of our convertible debt offering discussed in Note 3 to our unaudited condensed consolidated financial statements “Financial Statement Details—Convertible Debt.”

Interest Expense. Interest expense increased to $5.9 million, or 2.4% of revenues in the nine months ended September 30, 2011, as compared to $267,000 in the nine months ended September 30, 2010. Interest expense during the nine months ended September 30, 2011 was related to our convertible debt (including coupon interest, accretion of debt discount, and amortization of debt issuance costs), interest expense on a judgment related to our LightLab litigation and interest expense on our capital lease obligations, while in the nine months ended September 30, 2010 interest expense was primarily related to our convertible debt which commenced on September 20, 2010.

Exchange Rate Loss. Exchange rate loss for the nine months ended September 30, 2011 was $1,181,000, as compared to an exchange rate loss of $635,000 in the nine months ended September 30, 2010. During the nine months ended September 30, 2011 and 2010 the impact of fluctuations in exchange rates was mitigated by our hedging practices. Through our hedging program we reduce the volatility of our exchange rate gains and losses resulting from the translation of our intercompany receivable balances at current exchange rates.

Provision for Income Taxes. We recorded an income tax provision in the nine months ended September 30, 2011 of $1,684,000, compared to a provision of $1,363,000 for the nine months ended September 30, 2010. The increase primarily relates to the increase in pre-tax book income and growth of our Japanese subsidiary.

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

At September 30, 2011, our cash and cash equivalents and investments totaled $241.3 million, as compared to $245.5 million at December 31, 2010. We invest our excess funds in short-term and long-term securities issued by corporations, banks, the U.S. government, municipalities, and financial holding companies and in money market funds comprised of U.S. Treasury and agency securities. We do not hold securities backed by mortgages.

At September 30, 2011, our accumulated deficit was $119.3 million, as compared to $128.0 million at December 31, 2010. Until recently, we generated significant operating losses and as a result we had not generated sufficient cash flow to fund our operations and the growth in our business. We achieved our first full year of profitability in 2010.

Cash Flows for the Nine months Ended September 30, 2011 and 2010

Cash Flows from Operating Activities. Cash provided by operating activities of $20.6 for the nine months ended September 30, 2011 reflected our net income of $8.7 million, adjusted for non-cash expenses, consisting primarily of $19.9 million of depreciation and amortization, $9.6 million of stock-based compensation expense and $3.5 million of accretion of debt discount on convertible notes. Uses of cash primarily included decreased accrued expenses of $8.0 million primarily related to a $5.4 million payment made to Lightlab discussed in Note 4 to our unaudited condensed consolidated financial statements “Commitment and Contingencies”, and $2.5 million payments made to Fukuda Denshi Co., Ltd. pursuant to an agreement which terminated our distributor relationship with them during the fourth quarter of 2010, reduced accrued compensation of $2.6 million, and increased accounts receivable of $2.9 million primarily related to increased sales, increased inventories of $4.6 million primarily related to forecasted sales demand and increased prepaid expense and other assets of $2.3 million. Cash provided by operating activities of $26.6 million for the nine months ended September 30, 2010 reflected our net income of $7.0 million, adjustments for non-cash expenses, consisting primarily of $14.0 million of depreciation and amortization and $9.2 million of stock-based compensation expense. Uses of cash included an increase in accounts receivable of $1.5 million due to increased sales, increased inventories of $1.0 million related to higher anticipated sales volumes, and a decrease in accrued compensation of $1.6 million.

Cash Used in Investing Activities. Cash used in investing activities was $23.7 million in the nine months ended September 30, 2011, resulting from approximately $255.3 million used to purchase investments, $30.4 million used for capital expenditures, primarily related to costs for the construction of our Costa Rica plant, the placement of company-owned consoles and upgrades of our information technology systems, $4.0 million of payments for foreign currency exchange forward contracts and $1.7 million used for acquisition of intangible assets and other investments. Sources of cash included the sale or maturity of investments of $266.4 million and $1.2 million of proceeds from foreign currency exchange contracts. Cash used in investing activities was $67.4 million in the nine months ended September 30, 2010, consisting primarily of $101.8 million used to purchase investments, $19.2 million used for capital expenditures including our purchase of land in Costa Rica for the planned construction of a manufacturing facility and an initial payment related to the construction of this facility, $4.2 million used for the acquisition of Fluid Medical and the milestone payment to CardioSpectra, $3.7 million of payments for foreign currency exchange forward contracts, as well as $3.0 million used for acquisition of intangible assets. Sources of cash included $63.1 million resulting from the maturity of investments and $1.4 million of proceeds from foreign currency exchange contracts.

Cash Provided by Financing Activities. Cash provided by financing activities was $12.6 million in the nine months ended September 30, 2011, resulting primarily from proceeds of $9.1 million from employee exercises of common stock options and $3.5 million from the issuance of stock under our employee stock purchase plan. Cash provided by financing activities was $114.2 million in the nine months ended September 30, 2010, resulting primarily from net proceeds of $101.4 million from the convertible debt and related hedge transactions, $10.0 million from employee exercises of common stock options, and $2.7 million from the issuance of stock under our employee stock purchase plan. Since we are not able to predict cash proceeds from future stock option exercises with certainty, we cannot expect similar proceeds for the remainder of the year.

Future Liquidity Needs

At September 30, 2011, we believe our current cash and cash equivalents and our investments will be sufficient to fund working capital requirements, capital expenditures (including the expansion of our manufacturing operations into Costa Rica and the implementation of a new enterprise resource planning system), and operations for at least the next 12 months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.

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

Our ability to fund our longer-term cash needs is subject to various risks, many of which are beyond our control—See Part II, Item 1A—”Risk Factors” set forth in this document and in our annual report on Form 10-K for the fiscal year ended December 31, 2010. Should we require additional funding, such as additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities. We cannot assure you that such funding will be available in needed quantities or on terms favorable to us, if at all.

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

Off-Balance Sheet Arrangements

At September 30, 2011, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

At September 30, 2011, there were no additional material contractual obligations other than the items detailed in Note 4 - “Commitments and Contingencies–Purchase Commitments” and those disclosed in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2010.

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

Interest Rate Risk

Our exposure to interest rate risk at September 30, 2011 is related to the investment of our excess cash into highly liquid financial investments as well as our convertible debt which has a fixed rate. Fixed rate investments and borrowing may have their fair market values adversely impacted from changes in interest rates.

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

Foreign Currency Exchange Risk

We are exposed to foreign currency exchange risk related to our international sales and European and Japanese operations. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro and the yen, could adversely affect our financial results. During the nine months ended September 30, 2011, 30.4% and 17% of our revenues were denominated in the yen and euro, respectively. During the nine months ended September, 2010, 27% and 15.8% of our revenues were denominated in the yen and euro, respectively. Since our yen denominated sales exceeds our yen denominated costs, whenever the U.S. dollar strengthens relative to the yen, there is an adverse effect on our results of operations. Conversely, whenever the U.S. dollar weakens relative to the yen, there is a positive effect on our results of operations. On the contrary, because our euro denominated costs exceeds our euro denominated sales, whenever the U.S. dollar strengthens relative to the euro, there is a positive effect on our results of operations. Conversely, whenever the U.S. dollar weakens relative to the Euro, there is an adverse effect on our results of operations.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, at September 30, 2011, our disclosure controls and procedures were effective.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 4 - “Commitments and Contingencies– Litigation” of our notes to unaudited condensed consolidated financial statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

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

*Delays in planned product introductions may adversely affect our business and negatively impact future revenues.

We are currently developing new products as well as product enhancements with respect to our existing products. We have in the past experienced, and may again in the future experience, delays in various phases of product development and commercial launch, including during research and development, manufacturing, limited release testing, marketing and customer education efforts. In particular, developing and integrating products and technologies of acquired businesses is time consuming and in has in the past resulted, and may again in the future result, in longer developmental timelines than we initially anticipated. We are currently engaged in ongoing litigation regarding our (a) High Definition Swept Source non-laser light source and (b) our efforts to develop and obtain a laser light source from third parties with LightLab Imaging, Inc., or LightLab, in Delaware Chancery Court. LightLab is a wholly-owned subsidiary of St. Jude. Depending on the outcome of this litigation, we may experience delays in the commercial launch of our OCT imaging systems. Any delays in our product launches may significantly impede our ability to successfully compete in our markets and may reduce our revenues.

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

We do not engage in foreign currency hedging arrangements for our revenues or operating expenses, and, consequently, foreign currency fluctuations may adversely affect our revenues and earnings. During the nine months ended September 30, 2011, 30.4% and 17.0% of our revenues were denominated in the yen and euro, respectively, 12.7% of our operating expenses were denominated in the yen and 9.6% of our operating expenses were denominated in the euro. Commencing October 2009, we began using foreign currency forward contracts to manage a portion of the foreign currency risk related to our intercompany receivable balances with our foreign subsidiaries whose functional currencies are the euro and yen. We cannot be assured our hedges will be effective or that the costs of the hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro and the yen, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results. In periods of a strengthening U.S. dollar relative to the yen or the euro, we would record less revenue and our results of operations could be negatively impacted.

* General national and worldwide economic conditions may materially and adversely affect our financial performance and results of operations.

Our operations and performance depend significantly on national and worldwide economic conditions and the resulting impact on purchasing decisions and the level of spending on our products by customers in the geographic markets in which our IVUS and FM products are sold or distributed. These economic conditions remain challenging in many countries and regions, including without limitation the U.S., Japan, Europe, Middle East and Africa, where we have generated most of our revenues. The March 2011 tsunami and associated events in Japan could negatively impact many of our customers, as well as the conditions in which our Tokyo-based subsidiary operates. In addition, such events may result in a downturn in Japan’s economy as a whole, which may adversely affect our ability to conduct business in Japan. Likewise, the political unrest in the Middle East may have adverse consequences to the global economy or to our customers in the Middle East, which could negatively impact our business. In any event, uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. If our customers do not obtain or do not have access to the necessary capital to operate their businesses, or are otherwise adversely affected by the deterioration in national and worldwide economic conditions, this could result in reductions in the sales of our products, longer sales cycles and slower adoption of new technologies by our customers, which would materially and adversely affect our business. In addition, our customers’, distributors’ and suppliers’ liquidity, capital resources and credit may be adversely affected by their relative ability or inability to obtain capital and credit, which could adversely affect our ability to collect on our outstanding invoices or lengthen our collection cycles, distribute our products or limit our timely access to important sources of raw materials necessary for the manufacture of our consoles and catheters.

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

*We cannot assure you that our net operating loss carryforwards will be available to reduce our tax liability.

Our ability to use our net operating loss carryforwards to reduce future income tax obligations may be limited or reduced. Generally, a change of more than 50 percentage points in the ownership of our shares, by value, over the three-year period ending on the date the shares were acquired constitutes an ownership change and may limit our ability to use our net operating loss carryforwards. Should additional ownership changes occur in the future, our ability to utilize our net operating loss carryforwards could be limited.

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

*The FDA is reviewing the 510(k) process and could change the criteria to obtain clearance which could affect our ability to obtain timely reviews and increase the resources needed to meet new criteria.

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

*The medical device industry is characterized by patent and other intellectual property litigation, and we could become subject to litigation that could be costly, result in the diversion of our management’s time and efforts, require us to pay damages or prevent us from selling our products.

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

Any interference proceeding, litigation or other assertion of claims against us, including our current patent litigation with St. Jude Medical, may cause us to incur substantial costs, could place a significant strain on our financial resources, divert the attention of our management from our core business and harm our reputation. If the relevant patents asserted against us were upheld as valid and enforceable and were found to be infringed, we could be required to pay substantial damages and/or royalties and could be prevented from selling our products unless we could obtain a license or were able to redesign our products to avoid infringement. Any such license may not be available on reasonable terms, if at all. If we fail to obtain any required licenses or make any necessary changes to our products or technologies, we may be unable to make, use, sell or otherwise commercialize one or more of our products in the affected country. In addition, if we are found to infringe willfully, we could be required to pay treble damages and attorney fees, among other penalties.

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

*Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of October 19, 2011, our directors, officers and principal stockholders (those holding more than 5% of our common stock) collectively controlled a significant portion of our outstanding common stock. To the extent our directors, officers and principal stockholders continue to hold a significant portion of our outstanding common stock, these stockholders, if they act together, would be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.2	Bylaws of the Registrant, as revised (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on May 4, 2011, and incorporated herein by reference).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

4.3	Fourth Amended and Restated Investor Rights Agreement, dated February 18, 2005, by and among the Registrant and certain stockholders (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.4	Rights Agreement, dated June 20, 2006, by and between the Registrant and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.5	Indenture, dated September 20, 2010, by and between the Registrant and Wells Fargo Bank (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 20, 2010, and incorporated herein by reference).

4.6	Supplemental Indenture, dated September 20, 2010 by and between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 20 2010, and incorporated herein by reference).

4.7	Form of 2.875% Convertible Senior Notes due 2015 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 20, 2010, and incorporated herein by reference).

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 460T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ John T. Dahldorf John T. Dahldorf	Chief Financial Officer (principal financial officer, principal accounting officer and duly authorized officer)	November 4, 2011

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.2	Bylaws of the Registrant, as revised (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on May 4, 2011, and incorporated herein by reference).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

4.3	Fourth Amended and Restated Investor Rights Agreement, dated February 18, 2005, by and among the Registrant and certain stockholders (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.4	Rights Agreement, dated June 20, 2006, by and between the Registrant and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.5	Indenture, dated September 20, 2010, by and between the Registrant and Wells Fargo Bank (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 20, 2010, and incorporated herein by reference).

4.6	Supplemental Indenture, dated September 20, 2010 by and between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 20 2010, and incorporated herein by reference).

4.7	Form of 2.875% Convertible Senior Notes due 2015 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 20, 2010, and incorporated herein by reference).

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Calculation Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 460T, these interactive data files are deemed not filed and otherwise are not subject to liability.