Form 10-Q
period 2012-03-31
Volcano Corp
filed 2012-05-03
CIK 1354217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 27, 2012
Common stock, $0.001 par value	53,295,714

VOLCANO CORPORATION
Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VOLCANO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$63,444	$107,016
Short-term available-for-sale investments	133,181	112,327
Accounts receivable, net	66,365	69,469
Inventories	39,258	41,306
Prepaid expenses and other current assets	20,342	19,939
Total current assets	322,590	350,057
Restricted cash	712	692
Long-term available-for-sale investments	53,022	30,919
Property and equipment, net	90,939	81,097
Intangible assets, net	15,069	15,245
Goodwill	2,487	2,487
Other non-current assets	17,170	16,227
Total assets	$501,989	$496,724
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,596	$12,911
Accrued compensation	17,187	20,251
Accrued expenses and other current liabilities	17,222	16,689
Deferred revenues	7,278	7,077
Current maturities of long-term debt	76	72
Total current liabilities	54,359	57,000
Convertible senior notes	96,833	95,663
Other long-term debt	47	74
Deferred revenues	3,127	3,168
Other	1,806	1,582
Total liabilities	156,172	157,487
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, par value of $0.001; 10,000 shares authorized; no shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, par value of $0.001; 250,000 shares authorized at March 31, 2012 and December 31, 2011; 53,214 and 52,651 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	53	53
Additional paid-in capital	439,022	430,490
Accumulated other comprehensive loss	(3,605)	(1,382)
Accumulated deficit	(89,653)	(89,924)
Total stockholders’ equity	345,817	339,237
Total liabilities and stockholders’ equity	$501,989	$496,724
See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues	$90,360	$80,995
Cost of revenues, excluding amortization of intangibles	29,573	27,874
Gross profit	60,787	53,121
Operating expenses:
Selling, general and administrative	44,345	35,460
Research and development	13,649	13,088
Amortization of intangibles	872	855
Total operating expenses	58,866	49,403
Operating income	1,921	3,718
Interest income	230	243
Interest expense	(1,472)	(2,005)
Exchange rate loss	(175)	(388)
Other, net	(96)	—
Income before income tax	408	1,568
Income tax expense	137	412
Net income	$271	$1,156
Net income per share:
Basic	$0.01	$0.02
Diluted	$—	$0.02
Shares used in calculating net income per share:
Basic	52,929	51,766
Diluted	54,985	54,215
See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$271	$1,156
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,263)	(341)
Changes in unrealized gain or loss on available-for-sale investments	40	43
Other comprehensive loss	(2,223)	(298)
Comprehensive income (loss)	$(1,952)	$858

See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2011	52,651	$53	$430,490	$(1,382)	$(89,924)	$339,237
Issuance of common stock under equity plans	563	—	4,887	—	—	4,887
Employee stock-based compensation cost	—	—	3,645	—	—	3,645
Net income	—	—	—	—	271	271
Other comprehensive loss	—	—	—	(2,223)	—	(2,223)
Balance at March 31, 2012	53,214	$53	$439,022	$(3,605)	$(89,653)	$345,817
See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income	$271	$1,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,791	5,560
Amortization of investment premium, net	269	736
Accretion of debt discount on convertible senior notes	1,212	1,138
Non-cash stock-based compensation expense	3,617	3,094
Other non-cash adjustments	306	873
Changes in operating assets and liabilities:
Accounts receivable	1,394	(759)
Inventories	963	(1,799)
Prepaid expenses and other assets	842	(1,141)
Restricted cash	—	(77)
Accounts payable	(2,321)	729
Accrued compensation	(2,965)	(4,375)
Accrued expenses and other liabilities	950	(5,121)
Deferred revenues	176	184
Net cash provided by operating activities	10,505	198
Investing activities
Purchase of short-term and long-term available-for-sale investments	(110,762)	(83,908)
Sale or maturity of short-term and long-term available-for-sale investments	67,577	98,790
Capital expenditures	(14,437)	(6,747)
Cash paid for intangible assets and other investments	(758)	(313)
Proceeds from foreign currency exchange contracts	—	374
Payment for foreign currency exchange contracts	—	(817)
Net cash (used in) provided by investing activities	(58,380)	7,379
Financing activities
Repayment of debt	(22)	(10)
Proceeds from sale of common stock under employee stock purchase plan	1,899	1,755
Proceeds from exercise of common stock options	2,988	2,939
Net cash provided by financing activities	4,865	4,684
Effect of exchange rate changes on cash and cash equivalents	(562)	(2,686)
Net (decrease) increase in cash and cash equivalents	(43,572)	9,575
Cash and cash equivalents, beginning of period	107,016	43,429
Cash and cash equivalents, end of period	$63,444	$53,004
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,656	$1,481
Cash paid for income taxes	$1,126	$1,449
See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
1. Summary of Significant Accounting Policies
Basis of Presentation and Nature of Operations
The unaudited condensed consolidated financial statements of Volcano Corporation (“we,” “us,” “our,” “Volcano” or the “Company”) contained in this quarterly report on Form 10-Q include our financial statements and the financial statements of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011.
We design, develop, manufacture and commercialize a broad suite of precision guided therapy tools including intravascular ultrasound, or IVUS, and fractional flow reserve, or FFR, products that we believe enhance the diagnosis and treatment of vascular and structural heart disease. Our products consist of multi-modality consoles which are marketed as stand-alone units or as customized units that can be integrated into a variety of hospital-based interventional surgical suites called catheterization laboratories, or cath labs. Our consoles have been designed to serve as a multi-modality platform for our phased array and rotational IVUS catheters, FFR pressure wires, image-guided therapy catheters and Medtronic's Pioneer reentry device.
Our IVUS products include single-procedure disposable phased array and rotational IVUS imaging catheters, the VIBE RX image-guided therapy device, and additional functionality options such as virtual histology tissue characterization, or VH, and ChromaFlo stent apposition analysis. Our FFR offerings can be accessed through our multi-modality platforms, and we also provide FFR-only consoles. Our FFR disposables are single-procedure disposable pressure and flow guide wires used to measure the pressure and flow characteristics of blood around plaque enabling physicians to gauge the plaque's physiological impact on blood flow and pressure. We are developing additional offerings for integration into the platform, including adenosine-free Instant wave-free ratio FFR, or iFR, forward-looking IVUS or FL.IVUS, catheters, Focal Acoustic Computed Tomography catheters and ultra-high resolution Optical Coherence Tomography, or OCT, systems and catheters.
We also develop and manufacture optical monitors for the telecommunication industry; laser and non-laser light sources, and optical engines used in the medical OCT imaging systems and advanced photonic components and sub-systems used in spectroscopy and other industrial applications.
The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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
Our potentially dilutive shares include outstanding common stock options, restricted stock units, incremental shares issuable upon the conversion of the Notes, or exercise of the warrants relating to the Notes (See Note 3 “Financial Statement Details — Convertible Debt”). Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share or increase net income per share or if the underlying obligation will be settled in cash as discussed in the following paragraph. For three months ended March 31, 2012 and 2011, potentially dilutive shares totaling 1.8 million and 1.9 million, respectively, have not been included in the computation of diluted net income per share as the result would be anti-dilutive.
Diluted net income per common share does not include any incremental shares related to the Notes for the three months ended March 31, 2012 and 2011. Because the principal amount of the Notes will be settled in cash upon conversion if a conversion occurs, only the conversion spread relating to the Notes will be included in our calculation of diluted net income per common share. As such, the Notes will have no impact on diluted net income per common share until the price of our common stock exceeds the conversion price (initially $29.64, subject to adjustments) of the Notes. In addition, the diluted net income per common share does not include any incremental shares related to the exercise of the warrants for the three months ended March 31, 2012 and 2011. The warrants will not have an impact on diluted net income per common share until the price of our common stock exceeds the strike price of the warrants (initially $34.875, subject to adjustments). When the market price of our stock exceeds the conversion price of the Notes or the strike price of the warrants, as applicable, we will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued upon conversion of the Notes or exercise of the warrants using the treasury stock method.
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

The basic and diluted net income per share calculations for the three months ended March 31, 2012 and 2011 are as follows (in thousands, except per share data, unaudited):

	Three Months Ended March 31,
	2012	2011
Net income	$271	$1,156
Weighted average common shares outstanding for basic	52,929	51,766
Dilutive potential common stock outstanding:
Stock options	1,725	2,061
Restricted stock units	325	364
Employee stock purchase plan	6	24
Weighted average common shares outstanding for diluted	54,985	54,215
Net income per share:
Basic	$0.01	$0.02
Diluted	$—	$0.02

Recent Accounting Pronouncements

There have been no new accounting pronouncements during the three months ended March 31, 2012, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that are of significance, or potential significance, to us.

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
Subject to the terms of the Merger Agreement, we may be required to make milestone payments. The remaining milestone payments of up to $17.0 million may be paid upon achievement of the respective revenue targets described in the merger agreement. As of March 31, 2012, we have not achieved the respective revenue targets. Therefore, we have not recorded any liability related to these milestones. The milestone payments are payable, at our sole discretion, in cash, shares of our common stock, or a combination of both and will be accounted for if and when the milestone payments become payable. We have used and will continue to use commercially reasonable efforts to cause the milestones to occur. However, if we reasonably determine that a technical failure or commercial failure has occurred with respect to all or a part of the OCT program, we may, at our sole discretion, terminate all or part of the OCT cardiovascular program.
In connection with the CardioSpectra acquisition and milestone payments potentially payable under the Merger Agreement, certain of the former shareholders of CardioSpectra commenced litigation against the Company during the quarter ended March 31, 2012. For the details related to this litigation, see Note 4 "Commitments and Contingencies - Litigation - CardioSpectra" to our unaudited condensed consolidated financial statements.
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
Assets acquired primarily included $4.1 million of IPR&D. The IPR&D asset we recorded represents an estimate of the fair value of in-process technology related to Fluid Medical’s imaging technology program, which is still in the prototype phase. As such, based on authoritative accounting guidance, amortization of the IPR&D will not occur until it reaches market feasibility. Costs incurred in connection with this project subsequent to the date of acquisition will be expensed as incurred, and the project is currently expected to be completed in 2013. In the event the project is abandoned, we will record an impairment charge accordingly.

3. Financial Statement Details
Cash and Cash Equivalents and Available-for-Sale Investments
We invest our excess funds in securities issued by the U.S. government, corporations, banks, municipalities, financial holding companies and in money market funds comprised of these same types of securities. Our cash and cash equivalents and investments are placed with high credit quality financial institutions. Additionally, we diversify our investment portfolio in order to maintain safety and liquidity. As of March 31, 2012, all of our investments will mature within 23 months. These investments are recorded at their estimated fair value including accrued interest receivable, with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss).
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
During the three months ended March 31, 2012 and 2011, no transfers were made into or out of the Level 1, 2, or 3 categories. We will continue to review our fair value inputs on a quarterly basis.
Financial assets and liabilities measured at fair value on a recurring basis are summarized below at March 31, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at March 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash	$55,898	$55,898	$—	$—
Money market funds	7,546	7,546	—	—
Sub-total cash and cash equivalents	63,444	63,444	—	—
Corporate debt securities	129,161	—	129,161	—
U.S. Treasury and agency debt securities	4,020	4,020	—	—
Sub-total short-term investments	133,181	4,020	129,161	—
Foreign currency forward contracts	2,057	—	2,057	—
Long Term:
Corporate debt securities	25,985	—	25,985	—
U.S. Treasury and agency debt securities	27,037	27,037	—	—
Sub-total long-term investments	53,022	27,037	25,985	—
Total Assets	$251,704	$94,501	$157,203	$—

	Fair Value Measurements at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash	$41,744	$41,744	$—	$—
Money market funds	65,272	65,272	—	—
Sub-total cash and cash equivalents	107,016	107,016	—	—
Corporate debt securities	74,274	—	74,274	—
U.S. Treasury and agency debt securities	38,053	38,053	—	—
Sub-total short-term investments	112,327	38,053	74,274	—
Foreign currency forward contracts	92	—	92	—
Long Term:
Corporate debt securities	20,898	—	20,898	—
U.S. Treasury and agency debt securities	10,021	10,021	—	—
Sub-total long-term investments	30,919	10,021	20,898	—
Total Assets	$250,354	$155,090	$95,264	$—
Liabilities:
Foreign currency forward contracts	$71	$—	$71	$—

Our investments have been classified as available-for-sale. At March 31, 2012 and December 31, 2011, available-for-sale investments are detailed as follows (in thousands):

	At March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Corporate debt securities	$129,127	$60	$26	$129,161
U.S. Treasury and agency debt securities	4,019	1	—	4,020
Short-term available-for-sale investments	$133,146	$61	$26	$133,181
Long-term:
Corporate debt securities	$25,966	$22	$3	$25,985
U.S. Treasury and agency debt securities	27,034	3	—	27,037
Long-term available for sale investments	$53,000	$25	$3	$53,022

	At December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Corporate debt securities	$74,233	$44	$3	$74,274
U.S. Treasury and agency debt securities	38,050	4	1	38,053
Short-term available-for-sale investments	$112,283	$48	$4	$112,327
Long-term:
Corporate debt securities	$20,930	$1	$33	$20,898
U.S. Treasury and agency debt securities	10,017	4	—	10,021
Long-term available for sale investments	$30,947	$5	$33	$30,919
Available-for-sale investments that are in an unrealized loss position at March 31, 2012 and December 31, 2011 are detailed as follows (in thousands):

	At March 31, 2012
	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$58,983	$29
	$58,983	$29

	At December 31, 2011
	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$27,664	$36
U.S. Treasury and agency debt securities	$9,502	$1
	$37,166	$37
Derivative Financial Instruments
Our derivative financial instruments are composed of foreign currency forward contracts. We record derivative financial instruments as either assets or liabilities in our unaudited condensed consolidated balance sheets and measure them at fair value. At March 31, 2012 and December 31, 2011, notional amounts of our outstanding contracts were $58.8 million and $59.3 million, respectively. At March 31, 2012, the outstanding derivatives had maturities of 198 days or less. At March 31, 2012 and December 31, 2011, the fair value of our foreign currency forward contracts of $2.1 million and $92,000 was included in prepaid and other current assets and $0 and $71,000 was included in accrued expenses and other current liabilities in our unaudited condensed consolidated balance sheets. For the three months ended March 31, 2012 and 2011, $2.1 million and $281,000 of net gains related to our derivative financial instruments are included in exchange rate gain in our unaudited condensed consolidated statements of operations.
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

Inventories
Inventories consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Finished goods (1)	$14,103	$17,770
Work-in-process	11,784	9,419
Raw materials	13,371	14,117
	$39,258	$41,306
 _______________________

(1)	Finished goods inventory includes consigned inventory of $4.7 million and $4.9 million at March 31, 2012 and December 31, 2011, respectively.
Property and Equipment
Property and equipment consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Medical diagnostic equipment	$63,247	$64,375
Other equipment	34,635	33,953
Leasehold improvements	9,151	8,514
Purchased software	5,243	5,113
Land	3,046	3,046
Construction-in-progress (1)	43,642	31,123
	158,964	146,124
Accumulated depreciation and amortization	(68,025)	(65,027)
	$90,939	$81,097
 _______________________

(1)
Construction-in-progress at March 31, 2012 and December 31, 2011 includes $1.8 million and $1.2 million, respectively, of capitalized interest related to the construction of our manufacturing facility in Costa Rica and ERP system implementation worldwide.

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
At March 31, 2012, intangible assets by major class consist of the following (in thousands):

	March 31, 2012
	Cost	Accumulated Amortization	Net	Weighted- Average Life (in years) (1)
Intangible assets subject to amortization
Developed technology	$22,651	$16,327	$6,324	8.2
Licenses	7,195	6,217	978	10.0
Customer relationships	4,088	3,339	749	3.3
Patents and trademarks	4,709	1,741	2,968	10.6
Assembled workforce	274	274	—	4.0
	38,917	27,898	11,019	7.5
Intangible assets not yet subject to amortization
In-process research and development (2)	4,050	—	4,050	n/a
	$42,967	$27,898	$15,069
At December 31, 2011, intangible assets by major class consist of the following (in thousands):

	December 31, 2011
	Cost	Accumulated Amortization	Net	Weighted- Average Life (in years) (1)
Intangible assets subject to amortization
Developed technology	$22,651	$15,995	$6,656	8.2
Licenses	7,195	6,054	1,141	10.0
Customer relationships	4,082	3,067	1,015	3.3
Patents and trademarks	4,015	1,632	2,383	9.0
Assembled workforce	274	274	—	4.0
	38,217	27,022	11,195	7.3
Intangible assets not yet subject to amortization
In-process research and development (2)	4,050	—	4,050	n/a
	$42,267	$27,022	$15,245
 _______________________

(1)	Weighted average life of intangible assets is presented excluding fully amortized assets.

(2)
IPR&D represents an estimate of fair value of in-process technology related to Fluid Medical’s imaging technology program, which is still in the prototype phase. As such, based on authoritative guidance, amortization of the IPR&D will not occur until it reaches market feasibility. In the event the project is abandoned, we will record an impairment charge for this amount.

At March 31, 2012, future amortization expense associated with our intangible assets is expected to be as follows (in thousands):

2012 (remaining nine months)	$2,153
2013	2,229
2014	1,573
2015	1,157
2016	998
Thereafter	2,909
$11,019
Convertible Debt
In September 2010, we issued $115.0 million aggregate principal amount of 2.875% Convertible Senior Notes due September 1, 2015, or the Notes, in an offering registered under the Securities Act of 1933, as amended. Interest is payable semiannually in arrears on March 1 and September 1, commencing on March 1, 2011.
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
We received proceeds of $100.5 million from issuance of the Notes, net of debt issuance costs ($4.4 million) and net payments related to our hedge transactions ($10.0 million) which are described in more detail below. We recorded total debt issuance costs (including broker fees) of approximately $4.4 million, which were allocated on a pro-rata basis to the debt ($3.5 million) and equity ($866,000) components of the transaction. The debt component is primarily included in non-current liabilities and is being accreted to interest expense over five years, the term of the Notes. The equity component was netted against the proceeds and included in additional paid-in capital.
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

	March 31, 2012	December 31, 2011
Liabilities:
Principal amount of the 2.875% Convertible Senior Notes	$115,000	$115,000
Unamortized discount of liability component	(16,245)	(17,275)
Unamortized debt issuance costs	(1,922)	(2,062)
Carrying value of liability component	$96,833	$95,663
Equity — net carrying value	$22,263	$22,263
The fair value of the Notes at March 31, 2012 was $134.6 million.
Other Long-Term Debt
The amounts outstanding for other long-term debt at March 31, 2012 and December 31, 2011 relate to capital leases.

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

Additionally, on May 24, 2011, LightLab commenced a separate action in Delaware Chancery Court, or the Second Chancery Court Action, against Volcano and Axsun alleging that Axsun is inappropriately assisting Volcano in the development of a third-party laser. The complaint seeks injunctive relief and unspecified damages. After Volcano and Axsun moved to dismiss the Second Chancery Court Action, LightLab filed an amended complaint against Volcano and Axsun, adding additional allegations regarding misappropriation of trade secrets. Volcano and Axsun have submitted an answer to the amended complaint. In addition, Volcano and Axsun moved for judgment on the pleadings, seeking to dismiss a portion of LightLab’s amended complaint, and have filed an additional motion to stay the remainder of the Second Chancery Court Action. A hearing on these motions is scheduled for May 29, 2012.
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
On April 9, 2012, St. Jude Medical, Cardiology Division, Inc., St. Jude Medical Systems AB and St. Jude Medical S.C. filed a sealed complaint in the United States District Court for the District of Delaware alleging that Volcano Corporation infringes United States Patent No. 6565514. Volcano's answer, motion or other response is due on or before May 31, 2012.

Litigation - CardioSpectra
On March 27, 2012, Christopher E. Banas, et al., filed a lawsuit against Volcano in federal district court in the Northern District of California, alleging claims for breach of contract, breach of fiduciary duty, and breach of the implied covenant of good faith and fair dealing based on Volcano's acquisition of CardioSpectra in 2007. Specifically, plaintiffs assert that Volcano has failed to comply with the terms and the alleged implied obligations of the Merger Agreement relating to potential milestone payments. CardioSpectra was in the business of developing OCT technology, however, this litigation is separate from the Massachusetts Action.
Volcano's answer, motion, or other response is due May 14, 2012. Volcano intends to deny the allegations asserted and is considering the possibility of filing counterclaims. A trial date has not yet been scheduled in this matter.
Litigation — Other
We may also be a party to various other claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred and were not material in any period reported. Additionally, we assess, in conjunction with our legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. We are not able to predict or estimate the ultimate outcome or range of possible losses relating to the Massachusetts Action, the Chancery Court Action, the Delaware Patent Action, the Second Chancery Court Action, the CardioSpectra case or any of the other lawsuits, claims or counterclaims described above. However, we believe that the ultimate disposition of these matters, individually and in the aggregate, including the matters discussed above, will not have a material impact on our consolidated results of operations, financial position or cash flows. Our evaluation of the likely impact of these matters could change in the future and unfavorable outcomes and/or defense costs, depending upon the amount and timing, could have a material adverse effect on our results of operations or cash flows in future periods.
Operating Leases
Rent expense for our facilities leases is being recognized on a straight-line basis over the respective minimum lease terms.
Purchase Commitments
We have obligations under non-cancelable purchase commitments. The majority of these obligations relate to inventory, primarily raw materials. At March 31, 2012, the future minimum payments under these non-cancelable purchase commitments totaled $52.4 million, of which $29.3 million will require payments at various dates through June 30, 2012. The remaining amount will require payments at various dates through 2016.
In October 2007, we signed a clinical research support agreement with a third party in which the third party will conduct clinical studies concerning drug eluting stents. We have agreed to provide a total of $4.6 million to fund clinical study activities. At March 31, 2012, we have a remaining obligation of up to $2.4 million and we will be billed as services are performed under the agreement. In addition, we have entered into agreements with other third parties to sponsor clinical studies. Generally, we contract with one or more clinical research sites for a single study and no one agreement is material to our consolidated results of operations or financial condition. We are usually billed as services are performed based on enrollment and are required to make payments over periods ranging from less than one year up to three years. Our actual payments under these agreements will vary based on enrollment.
In 2010, we acquired a parcel of land and commenced construction of a 140,000 square foot manufacturing facility in Costa Rica. The estimated cost of the construction, including the land purchase is approximately $30.5 million, of which $26.7 million has been paid at March 31, 2012, including $5.1 million that was paid during the three months ended March 31, 2012.

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

5. Stockholders’ Equity
Stock Benefit Plans
Our 2005 Amended and Restated Equity Compensation Plan, or 2005 Amended Plan, provides for an aggregate of 16,212,558 shares of our common stock that may be issued or transferred to our employees, non-employee directors and consultants, including increases of 2,050,000 and 2,500,000 shares which were approved by our stockholders on July 29, 2009 and May 2, 2011, respectively. Commencing July 29, 2009, the number of shares of common stock available for issuance under the 2005 Amended Plan was reduced by one share for each share of stock issued pursuant to a stock option or a stock appreciation right and one and sixty-three hundredths (1.63) shares for each share of common stock issued pursuant to a restricted stock award, restricted stock unit award, or RSU, performance-based RSU or other stock award. Commencing May 2, 2011, the number of shares of common stock available for issuance under the 2005 Amended Plan was reduced by one share for each share of stock issued pursuant to a stock option or a stock appreciation right and two and twelve hundredths (2.12) shares for each share of common stock issued pursuant to an restricted stock award, RSU, performance-based RSU or other stock award. Shares net exercised or retained to cover a participant’s minimum tax withholding obligations do not again become available for issuance under the 2005 Amended Plan.
At March 31, 2012, we have granted stock options, RSUs and performance-based RSUs under the 2005 Amended Plan. Stock options previously granted under the 2000 Long Term Incentive Plan that are cancelled or expired will increase the shares available for grant under the 2005 Amended Plan. In addition, employees have purchased shares of the Company’s common stock under the 2007 Employee Stock Purchase Plan, or the Purchase Plan. At March 31, 2012, 3,188,782 shares and 335,512 shares remained available to grant under the 2005 Amended Plan and the Purchase Plan, respectively.
On February 27, 2012, our Section 162(m) Committee adopted, under the terms of the 2005 Amended Plan, the 2012 Long Term Incentive Plan, or LTI, and granted 61,003 shares of performance-based RSUs under the terms of the LTI. The Committee established the LTI plan to align key management and senior leadership with stockholders' interests and to retain key employees. The measurement period for the LTI Plan is our fiscal 2012 year. If pre-determined performance goals are met, shares of stock subject to the performance-based RSUs granted to the recipient will begin to vest, with one third vesting on the date of certification of achievement of the pre-determined performance goals, and the remaining two thirds vesting evenly on each of December 31, 2013 and December 31, 2014, contingent upon the recipient’s continued service to the Company on each such date. Recipients of the performance-based RSU awards have the ability to receive up to 150% of the target number of shares.

Fair Value Assumptions
The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing, or Black-Scholes, model utilizing the following weighted-average assumptions:

	Three Months Ended March 31,
	2012	2011
Risk-free interest rate	0.8%	2.2%
Expected life (years)	4.0	4.5
Estimated volatility	47.2%	48.0%
Expected dividends	—	—
Weighted-average grant date fair value	10.79	11.47
The risk-free interest rate for periods within the contractual life of the stock option is based on the implied yield available on U.S. Treasury constant maturity securities with the same or substantially equivalent remaining terms at the time of grant.
We use our historical stock option exercise experience to estimate the expected term of our stock options.

We utilize the volatility of our own common stock in determining the grant date fair value.
We use a zero value for the expected dividend value factor since we have not declared any dividends in the past and we do not anticipate declaring any dividends in the foreseeable future.
The fair value of each purchase option under the Purchase Plan is estimated at the beginning of each purchase period using the Black-Scholes model utilizing the following weighted-average assumptions:

	Three Months Ended March 31,
	2012	2011
Risk-free interest rate	0.10%	0.20%
Expected life (years)	0.5	0.5
Estimated volatility	40.6%	37.2%
Expected dividends	—	—
Fair value of purchase right	7.48	6.07
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
Stock-Based Compensation Expense
With the exception of performance-based RSUs, stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the entire award, which is generally the vesting period.
We recognize the estimated compensation cost of performance-based RSUs, net of estimated forfeitures. The performance-based RSUs are earned upon attainment of identified performance goals, some of which contain discretionary metrics. As such, these award are re-valued based on our traded stock price at the end of each reporting period. If the discretion is removed, the award will be classified as a fixed equity award. The fair value of the awards will be based on the measurement date, which is the date the award becomes fixed. Expense is recognized on a straight-line basis over the requisite service period for each vesting tranche of the award.
The following table sets forth stock-based compensation expense included in our unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of revenues	$152	$163
Selling, general and administrative	2,996	2,589
Research and development	469	342
	$3,617	$3,094
Included in our stock-based compensation expense is $0, and $115,000 of stock-based compensation expense related to non-employees in the three months ended March 31, 2012 and 2011, respectively. Stock-based compensation expense of $619,000 and $274,000 related to the Purchase Plan was also recorded in the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012 and December 31, 2011, there was $230,000 and $202,000, respectively, of total stock-based compensation cost capitalized in inventories.
We estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rates in the three months ended March 31, 2012 and 2011 are based on our historical forfeiture experience.

6. Segment and Geographic Information
Our chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about segment revenues by product and geographic region for purposes of making operating decisions and assessing financial performance. We have two reporting segments: medical segment and industrial segment. The medical segment includes the manufacture, sale, discovery, development and commercialization of precision guided therapy tools for the diagnosis of atherosclerosis in the coronary arteries and peripheral vascular system. The industrial segment includes the discovery, development, manufacture and sale of micro-optical spectrometers and optical channel monitors to telecommunications and other industrial companies.

We do not assess the performance of our segments on other measures of income or expense, such as depreciation and amortization, operating income or net income. We do not produce reports for, or measure the performance of, our segments on any asset-based metrics. Therefore, segment information is presented only for revenues by product.
The following table sets forth our revenues by segment and product (in thousands) :

	Three Months Ended March 31,		Percentage Change
	2012	2011	2011 to 2012
Medical segment:
Consoles	$8,116	$9,931	(18.3)%
Single-procedure disposables:
IVUS	53,484	47,618	12.3%
FM	20,138	14,700	37.0%
Other	6,620	4,864	36.1%
Sub-total medical segment	88,358	77,113	14.6%
Industrial segment	2,002	3,882	(48.4)%
	$90,360	$80,995	11.6%
The following table sets forth our revenues by geography expressed as dollar amounts (in thousands):

	Three Months Ended March 31,		Percentage Change
	2012	2011	2011 to 2012
Revenues (1):
United States	$41,377	$36,335	13.9%
Japan	30,789	24,712	24.6%
Europe, the Middle East and Africa	13,664	14,076	(2.9)%
Rest of world	4,530	5,872	(22.9)%
	$90,360	$80,995	11.6%
_______________________

(1)
Revenues are attributed to geographies based on the location of the customer, except for shipments to original equipment manufacturers, which are attributed to the country of origin of the equipment distributed.

At March 31, 2012, approximately 42.7% of our long-lived assets, excluding financial assets, were located in the U.S., approximately 36.4% were located in Costa Rica, 16.8% were located in Japan and less than 5.0% were located in our remaining geographies. At December 31, 2011, approximately 44.8% of our long-lived assets, excluding financial assets, were located in the U.S., approximately 30.2% are located in Costa Rica, 20.7% were located in Japan, and less than 5.0% were located in our remaining geographies.

At March 31, 2012 and December 31, 2011, goodwill of $2.5 million has been allocated entirely to our medical segment and relates to our U.S. operations.

7. Income Taxes

Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain discrete items. The Company recorded income tax expense of $137,000 and $412,000 for the three months ended March 31, 2012 and 2011, respectively. The effective income tax rate for the three months ended March 31, 2012 was 33.58%. The Company updates its annual effective income tax rate each quarter and if the estimated effective income tax rate changes, a cumulative adjustment is made. The annual effective income tax rate for 2012 is expected to be higher than the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, estimates for certain non-deductible expenses and foreign rate differentials. At the end of 2011, the federal research and development credit expired and has not yet been extended for 2012. If the research and development credit is extended, the annual effective tax rate for 2012 is expected to be lower than the U.S. federal statutory rate of 35%. There was no material change to the Company's unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three months ended March 31, 2012.

8. Subsequent Events
None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements: This quarterly report on Form 10-Q (“Quarterly Report”) contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. In some cases, you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These statements include, but are not limited to, those concerning the following: our intentions, beliefs and expectations regarding our future financial performance, anticipated growth, trends in our business, trends in the medical field related to our products and technology, and the performance and competitive advantages of our products; our beliefs with respect to the usefulness of anticipated clinical data; the timing and success of our clinical trials, data presentations, regulatory submissions and anticipated product launches; our belief that our cash and cash equivalents and available-for-sale investments will be sufficient to satisfy our anticipated cash requirements; our belief that our current and planned facilities are sufficient for our business; our operating results; timing, costs and outcomes of current or future litigation; our expectations regarding our revenues and costs of producing our products; our expectations regarding our customers and distributors; and our intentions, beliefs and expectations regarding market penetration and expansion efforts. These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed here. For a detailed discussion of the risks and uncertainties that could contribute to such differences see the “Risk Factors” section in Part II, Item 1A of this Quarterly Report and elsewhere throughout this Quarterly Report and in any other documents incorporated by reference into this Quarterly Report. Any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.
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
Our products consist of multi-modality consoles which are marketed as stand-alone units or as customized units that can be integrated into a variety of hospital-based interventional surgical suites called catheterization laboratories, or cath labs. We have developed customized cath lab versions of these consoles and are developing additional functionality options as part of our cath lab integration initiative. Our consoles have been designed to serve as a multi-modality platform for our phased array and rotational IVUS catheters, FFR pressure wires, image-guided therapy catheters and Medtronic's Pioneer reentry device. Our IVUS products include single-procedure disposable phased array and rotational IVUS imaging catheters, the VIBE RX image-guided therapy device, and additional functionality options such as virtual histology, or VH, IVUS tissue characterization and ChromaFlo stent apposition analysis. Our FFR offerings can be accessed through our multi-modality platforms, and we also provide FFR-only consoles. Our FFR disposables are single-procedure disposable pressure and flow guide wires used to measure the pressure and flow characteristics of blood around plaque enabling physicians to gauge the plaque's physiological impact on blood flow and pressure. We are developing additional offerings for integration into the platform, including adenosine-free Instant wave-free ratio FFR, or iFR, forward-looking IVUS, or FL.IVUS, catheters, Focal Acoustic Computed Tomography catheters and ultra-high resolution Optical Coherence Tomography, or OCT, systems and catheters. In addition, Our Valet Micro catheter received 510(k) clearance in January 2012 and CE Mark approval in May 2012.
Through Axsun Technologies, Inc., or Axsun, one of our wholly owned subsidiaries, we also develop and manufacture optical monitors for the telecommunication industry, laser and non-laser light sources, and optical engines used in the medical OCT imaging systems and advanced photonic components and sub-systems used in spectroscopy and other industrial applications. We believe Axsun's proprietary OCT technology will provide us competitive advantages in the invasive imaging sector.
We have infrastructure in the U.S., Europe, Japan and Costa Rica. Our corporate office is located in San Diego, California. Our manufacturing operations are located in Rancho Cordova, California, Billerica, Massachusetts and Alajuela, Costa Rica. We have research and development facilities in Rancho Cordova, California, Billerica, Massachusetts, Cleveland, Ohio, Forsyth County, Georgia and San Diego, California. We have sales offices in Alpharetta, Georgia and Tokyo, Japan; sales and distribution offices in Zaventem, Belgium and Woodmead, South Africa; and third-party distribution facilities in Ota-ku and Tokyo, Japan.
We have focused on building our domestic and international sales and marketing infrastructure to market our products to physicians and technicians who perform PCI procedures in hospitals and to other personnel who make purchasing decisions on behalf of hospitals. We sell our products directly to customers in the U.S., Japan, certain European markets and South Africa. We utilize distributors in other geographic areas, who are also involved in product launch planning, education and training, physician support and clinical trial management.
At March 31, 2012, we had a worldwide installed base of over 7,000 consoles. We intend to grow and leverage this installed base to drive recurring sales of our single-procedure disposable catheters and guide wires. In the three months ended March 31, 2012, the sale of our single-procedure disposable catheters and guide wires accounted for $73.6 million, or 83.3% of our medical segment revenues, a $11.3 million, or 18.1% increase from the same period in 2011, in which the sale of our single-procedure disposable catheters and guide wires accounted for $62.3 million, or 80.8% of our medical segment revenues.
In the three months ended March 31, 2012 and 2011, 48.0% and 46.9%, respectively, of our revenues and 22.3% and 21.7%, respectively, of our operating expenses were denominated in various non-U.S. dollar currencies, primarily the yen and the euro. We expect that a significant portion of our revenue and operating expenses will continue to be denominated in non-U.S. dollar currencies. As a result, we are subject to risks related to fluctuations in foreign currency exchange rates, which could affect our operating results in the future. If our yen or euro denominated sales exceed our yen or euro denominated costs, and the U.S. dollar strengthens relative to the yen or euro, there is an adverse effect on our results of operations. Conversely, if the U.S. dollar weakens relative to the yen or euro, there is a positive effect on our results of operations. For example, the average exchange rate of one U.S. dollar to yen decreased 4.4% from 81.73 in the three months ended March 31, 2011 to 78.15 in the three months ended March 31, 2012, which resulted in a net positive impact to our operational results in the amount of approximately $774,000. On the other hand, the average exchange rate of one euro to U.S. dollar decreased 3.6% from 1.37 in the three months ended March 31, 2011 to 1.32 in the three months ended March 31, 2012, which resulted in a net negative impact to our operational results in the amount of approximately $299,000.
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

The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act were enacted into law in the U.S. on March 23, 2010. The legislation imposes on medical device manufacturers a 2.3 percent excise tax on U.S. sales of Class I, II and III medical devices beginning January 1, 2013. While we are continuing to evaluate this legislation and its potential impact on the Company, it may adversely affect our business and results of operations.
The economic conditions in many countries and regions where we generate our revenues remain uncertain. If our customers do not obtain or do not have access to the necessary capital to operate their businesses, or are otherwise adversely affected by any deterioration in national and worldwide economic conditions, this could result in reductions in the sales of our products, longer sales cycles and slower adoption of new technologies by our customers, which would materially and adversely affect our business. In addition, our customers' and suppliers' liquidity, capital resources and credit may be adversely affected by their relative ability or inability to obtain capital and credit, which could adversely affect our ability to collect on our outstanding invoices and lengthen our collection cycles, or limit our timely access to important sources of raw materials necessary for the manufacture of our consoles and catheters.
In addition, the political unrest in the Middle East may have adverse consequences to the global economy or to our customers in the Middle East, which could negatively impact our business. The challenging global economic conditions have also led to concerns over the solvency of certain European Union member states, including Greece, Ireland, Italy, Portugal and Spain. Uncertainty about future economic conditions may make it more difficult for us to forecast operating results and to make decisions about future investments. For further discussion, see “Risk Factors-General national and worldwide economic conditions may materially and adversely affect our financial performance and results of operations.”
Financial Operations Overview
The following is a description of the primary components of our revenues and expenses.
Revenues. We derive our revenues from two reporting segments: medical and industrial. Our medical segment represents our core business, in which we derive revenues primarily from the sale of our consoles and single-procedure disposables. Our industrial segment derives revenues related to the sales of Axsun’s micro-optical spectrometers and optical channel monitors to telecommunication and other industrial companies. In the three months ended March 31, 2012, we generated $90.4 million of revenues which is composed of $88.4 million from our medical segment and $2.0 million from our industrial segment. In the three months ended March 31, 2012, 9.2% of our medical segment revenues were derived from the sale of our consoles, as compared with 12.9% in the three months ended March 31, 2011. In the three months ended March 31, 2012, IVUS single-procedure disposables accounted for 60.5% of our medical segment revenues, compared to 61.8% during the same period in 2011, while in the three months ended March 31, 2012, 22.8% of our medical segment revenues were derived from the sale of our FFR single-procedure disposables, as compared with 19.1% in the three months ended March 31, 2011. Other revenues consist primarily of revenue from Axsun’s medical segment, service and maintenance revenues, rental revenues, shipping and handling revenues, sales of distributed products, spare parts sales, and license fees.
We expect to continue to experience variability in our quarterly revenues from console sales due in part to the timing of hospital capital equipment purchasing decisions. Further, we expect variability of our revenues based on the timing of our new product introductions, which may cause our customers to delay their purchasing decisions until the new products are commercially available.

Our medical segment sales in the U.S. are generated by our direct sales representatives and our products are shipped to customers throughout the U.S. from our facilities in Rancho Cordova, California and Billerica, Massachusetts. Our medical segment international sales are generated by our direct sales representatives or through independent distributors and are shipped throughout the world from facilities in Rancho Cordova, California; Billerica, Massachusetts; Zaventem, Belgium; Ota-ku and Tokyo, Japan; and Woodmead, South Africa. Our industrial segment sales are generated by our direct sales representatives or through independent distributors and these products are shipped primarily to telecommunications and industrial companies domestically and abroad from our facility in Billerica, Massachusetts.
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
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and other related costs for personnel serving the sales, administrative and marketing functions. Other costs include stock-based compensation expense, professional fees for legal and accounting services, travel and entertainment expenses, facility costs, trade show, training and other promotional expenses. Due to ongoing litigation, legal expenses tend to be somewhat unpredictable in their timing and amount. We expect that our selling, general and administrative expenses will increase as we continue to expand our sales force and marketing efforts and invest in the necessary infrastructure to support our continued growth.
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
Interest Expense. Interest expense is primarily comprised of interest expense related to our convertible debt, including coupon interest, accretion of debt discount, and amortization of issuance costs, offset by interest capitalization related to the Costa Rica plant construction and global ERP system implementation.
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

Results of Operations
The following table sets forth items derived from our unaudited condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011, presented in both absolute dollars (in thousands) and as a percentage of revenues:

	Three Months Ended March 31,				Changes
	2012		2011		$	%
Revenues	$90,360	100.0%	$80,995	100.0%	$9,365	11.6%
Cost of revenues, excluding amortization of intangibles	29,573	32.7	27,874	34.4	1,699	6.1
Gross profit	60,787	67.3	53,121	65.6	7,666	14.4
Operating expenses:
Selling, general and administrative	44,345	49.1	35,460	43.8	8,885	25.1
Research and development	13,649	15.1	13,088	16.2	561	4.3
Amortization of intangibles	872	1.0	855	1.1	17	2.0
Total operating expenses	58,866	65.2	49,403	61.1	9,463	19.2
Operating income	1,921	2.1	3,718	4.6	(1,797)	(48.3)
Interest income	230	0.3	243	0.3	(13)	(5.3)
Interest expense	(1,472)	(1.6)	(2,005)	(2.5)	533	(26.6)
Exchange rate loss	(175)	(0.2)	(388)	(0.5)	213	(54.9)
Other, net	(96)	(0.1)	—	—	(96)	—
Income before income taxes	408	0.5	1,568	1.9	(1,160)	(74.0)
Income tax expense	137	0.2	412	0.5	(275)	(66.7)
Net income	$271	0.3%	$1,156	1.4%	$(885)	(76.6)%

The following table sets forth our revenues by segment and product expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Three Months Ended March 31,		Change
	2012	2011	$	%
Medical segment:
Consoles	$8,116	$9,931	$(1,815)	(18.3)%
Single-procedure disposables:
IVUS	53,484	47,618	5,866	12.3
FM	20,138	14,700	5,438	37.0
Other	6,620	4,864	1,756	36.1
Sub-total medical segment	88,358	77,113	11,245	14.6
Industrial segment	2,002	3,882	(1,880)	(48.4)
	$90,360	$80,995	$9,365	11.6%
The following table sets forth our revenues by geography expressed as dollar amounts (in thousands) and the changes in revenues in the specified periods expressed as percentages:

	Three Months Ended March 31,		Change
	2012	2011	$	%
Revenues (1):
United States	$41,377	$36,335	$5,042	13.9%
Japan	30,789	24,712	6,077	24.6
Europe, the Middle East and Africa	13,664	14,076	(412)	(2.9)
Rest of world	4,530	5,872	(1,342)	(22.9)
	$90,360	$80,995	$9,365	11.6%

 _______________________

(1)
Revenues are attributed to geographies based on the location of the customer, except for shipments to original equipment manufacturers, which are attributed to the country of origin of the equipment distributed.

Comparison of Three Months Ended March 31, 2012 and 2011
Revenues. Overall, the increase in the medical segment revenue in the three months ended March 31, 2012 compared with the three months ended March 31, 2011 were driven by increased demand for our disposables, as well as higher revenues resulting from our direct sales efforts in Japan and favorable impacts of foreign exchange rates related to the yen. Additionally, the increases in FFR disposable revenues were primarily due to the broader availability of FFR technology as this functionality has been incorporated into our multi-modality console, and in conjunction with an increased adoption of the technology based on clinical study data. The revenue decreases related to our consoles resulted from decreased sales of console units, which is due to the timing of hospital capital equipment purchasing decisions and negative impact of the slowing economy in Europe. The decrease in industrial segment revenues results from lower sales to our international telecommunication customers due to the telecommunications industry's cyclical nature. The increase in other revenues is primarily due to higher sales of third-party products and higher service contract and rental revenues. We recognized increases in revenues in the United States and Japan markets. The Japanese market's growth is due to the continued success of our direct sales efforts and the favorable impact of foreign currency exchange related to the yen. The decrease in the European markets relates to the slowing economy in Europe, primarily Spain, and unfavorable impacts of foreign currency exchange rates to the euro. The decrease in the rest of the world primarily relates to the decline in our industrial segment revenues to customers in Europe.
Cost of Revenues. The increase in the cost of revenues in the three months ended March 31, 2012 compared with the three months ended March 31, 2011 was primarily due to higher sales volume. Gross margin was 67.3% of revenues in the three months ended March 31, 2012, increasing from 65.6% of revenues in the three months ended March 31, 2011. This favorable gross margin was primarily the result of favorable product mix for IVUS and FFR disposable products, a decrease in the production costs of IVUS and FFR disposable products from ongoing cost reduction initiatives, and favorable impacts of foreign currency exchange rates to the gross margin related to the yen.

Selling, General and Administrative. The increase in the three months ended March 31, 2012 as compared with the three months ended March 31, 2011 was primarily due to the expansion of our Costa Rica general and administrative activities during the pre-production phase, expansion of U.S., Japan, and Europe sales and marketing organizations, including continued growth in our Japan operation to support our direct sales efforts there, and increased information technology and infrastructure expenses to support company growth.
Research and Development. The increase in research and development expenses in the three months ended March 31, 2012 as compared with the three months ended March 31, 2011 was primarily due to increased spending on various product development projects and activities supporting other acquired technologies.
Amortization of Intangibles. The amortization expense in the three months ended March 31, 2012 as compared with the three months ended March 31, 2011 remained consistent.
Interest Income. The interest income in the three months ended March 31, 2012 as compared with the three months ended March 31, 2011 remained consistent.
Interest Expense. The decrease in interest expenses in the three months ended March 31, 2012 as compared with the three months ended March 31, 2011 was mainly due to more interest being capitalized during the three months ended March 31, 2012 as compared with the same period in 2011. The interest capitalization is related to the Costa Rica plant construction and global ERP system implementation.
Exchange Rate Loss. During the three months ended March 31, 2012 and 2011 the impact of fluctuations in exchange rates was mitigated by our hedging practices. Through our hedging program we reduce the volatility of our exchange rate gains and losses resulting from the remeasurement of our intercompany receivable balances at current exchange rates.
Provision for Income Taxes. We recorded an income tax provision in the three months ended March 31, 2012 of $137,000, compared to a provision of $412,000 for the three months ended March 31, 2011. The decrease is mainly due to the decrease of income before income taxes.

Liquidity and Capital Resources
Sources of Liquidity

Historically, our sources of cash have included:

•
issuance of equity and debt securities, including underwritten public offerings of our common stock and convertible bonds; cash generated from the exercise of stock options and participation in our employee stock purchase plan;

•	cash generated from operations, primarily from product sales.
Our historical cash outflows have primarily been associated with:

•	cash used for operating activities such as the purchase and growth of inventory, expansion of our sales and marketing and research and development infrastructure and other working capital needs;

•	expenditures related to increasing our manufacturing capacity and improving our manufacturing efficiency;

•	capital expenditures related to the acquisition of equipment that we own and place at our customer premises and other fixed assets;

•	cash used for interest expense related to our debt obligations; and

•	cash used for acquisitions.
Fluctuations in our working capital due to timing differences of our cash receipts and cash disbursements also impact our cash inflows and outflows.
On September 20, 2010, we issued $115.0 million principal amount of 2.875% Convertible Senior Notes (the Notes) in an offering registered under the Securities Act of 1933, as amended. To hedge against potential dilution upon conversion of the Notes, we purchased call options on our common stock from JPMorgan Chase Bank, National Association, or JPMorgan Chase. In addition, to reduce the cost of the hedge, under separate transactions we sold warrants to JPMorgan Chase. We received proceeds of $100.5 million from issuance of the Notes, net of issuance costs of $4.4 million and net payments related to our hedge transactions of $10.0 million.
At March 31, 2012, our cash and cash equivalents and investments totaled $249.6 million, as compared to $250.3 million at December 31, 2011. We invest our excess funds in short-term and long-term securities issued by corporations, banks, the U.S. government, municipalities, and financial holding companies and in money market funds comprised of U.S. Treasury and agency securities.
At March 31, 2012, our accumulated deficit was $89.7 million, as compared to $89.9 million at December 31, 2011. We achieved profitability in the years ended December 31, 2011 and 2010. During the three months ended March 31, 2012 and 2011, our business generated approximately $10.5 million and $198,000 in cash flows from operating activities, respectively.
Cash Flows (in thousands)

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	10,505	198
Net cash (used in) provided by investing activities	(58,380)	7,379
Net cash provided by financing activities	4,865	4,684
Effect of exchange rate changes on cash and cash equivalents	(562)	(2,686)
Net change in cash and cash equivalents	(43,572)	9,575
Cash Flows for the Three months Ended March 31, 2012 and 2011
Cash Flows from Operating Activities. Cash provided by operating activities of $10.5 million for the three months ended March 31, 2012 reflected our net income of $271,000, adjusted for non-cash expenses, consisting primarily of $6.1 million of depreciation and amortization, including amortization or accretion of investment premium or discount, $3.6 million of stock-based compensation expense and $1.2 million of accretion of debt discount on convertible notes. Additional sources of cash include a decrease in accounts receivable of $1.4 million, decrease of inventories and prepaid expenses and other assets of $1.8 million and increase of accrued expenses and other liabilities of $1.0 million. Uses of cash primarily included a decrease in accounts payable of $2.3 million and decrease of accrued compensation of $3.0 million.
Cash provided by operating activities of $198,000 for the three months ended March 31, 2011 reflected our net income of $1.2 million, adjustments for non-cash expenses, consisting primarily of $6.3 million of depreciation and amortization, including amortization or accretion of investment premium or discount, $3.1 million of stock-based compensation expense and $1.1 million of accretion of debt discount on convertible notes. Uses of cash primarily included a decrease in accrued expenses of $5.1 million primarily related to payments made to Fukuda Denshi Co., Ltd. pursuant to an agreement which terminated our distributor relationship with them during the fourth quarter of 2010, accrued compensation of $4.4 million, and increases in inventories of $1.8 million primarily related to an anticipated increase in sales demand.
Cash Used in Investing Activities. Cash used in investing activities was $58.4 million in the three months ended March 31, 2012, resulting from approximately $110.8 million used to purchase investments, $14.4 million used for capital expenditures, including construction of our Costa Rica plant, capital expenditures for medical diagnostic equipment, manufacturing equipment and ERP system, and $758,000 used for acquisition of intangible assets and other investments. Sources of cash included the sale or maturity of investments of $67.6 million.
Cash provided by investing activities was $7.4 million in the three months ended March 31, 2011, resulting from the sale or maturity of available-for-sale investments of $98.8 million, partially offset by approximately $83.9 million used to purchase available-for-sale investments, and $6.7 million used for capital expenditures primarily related to costs for the Costa Rica plant, and IT infrastructure.

Cash Provided by Financing Activities. Cash provided by financing activities was $4.9 million in the three months ended March 31, 2012, resulting primarily from proceeds of $3.0 million from employee exercises of common stock options and $1.9 million from the issuance of stock under our employee stock purchase plan.

Cash provided by financing activities was $4.7 million in the three months ended March 31, 2011, resulting primarily from proceeds of $2.9 million from the exercise of common stock options and $1.8 million from the issuance of stock under our employee stock purchase plan.
Future Liquidity Needs
At March 31, 2012, we believe our current cash and cash equivalents and our available-for-sale investments will be sufficient to fund working capital requirements, capital expenditures (including the expansion of our manufacturing operations into Costa Rica and the implementation of a new enterprise resource planning system), and operations for at least the next 12 months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.
Our future liquidity and capital requirements will be influenced by numerous factors, including the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital required to support our sales growth, funds required to service our debt, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, our need for infrastructure to support our sales growth, the continuing acceptance of our products in the marketplace, competing technologies and changes in the market and regulatory environment and cash that may be required to settle our foreign currency hedges.
Our ability to fund our longer-term cash needs is subject to various risks, many of which are beyond our control—See Part II, Item 1A—”Risk Factors” set forth in this document and Part I, Item 1A in our annual report on Form 10-K for the fiscal year ended December 31, 2011. Should we require additional funding, such as additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities. We cannot assure you that such funding will be available in needed quantities or on terms favorable to us, if at all.
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2011.
Off-Balance Sheet Arrangements
At March 31, 2012, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations

At March 31, 2012, there were no additional material contractual obligations other than the items detailed in Note 4 - “Commitments and Contingencies–Purchase Commitments” and those disclosed in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2011.

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
Interest Rate Risk
Our exposure to interest rate risk at March 31, 2012 is related to the investment of our excess cash into highly liquid financial investments as well as our convertible debt which has a fixed rate. Fixed rate investments and borrowing may have their fair market values adversely impacted from changes in interest rates.
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
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk related to our international sales and European and Japanese operations. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro and the yen, could adversely affect our financial results. During the three months ended March 31, 2012, 33.7% and 14.3% of our revenues were denominated in the yen and euro, respectively, and 13.3% and 9.0% of our operating expenses were denominated in the yen and euro, respectively. If our yen or euro denominated sales exceed our yen or euro denominated costs, and the U.S. dollar strengthens relative to the yen or euro, there is an adverse effect on our results of operations. Conversely, if the U.S. dollar weakens relative to the yen or euro, there is a positive effect on our results of operations. For example, the average exchange rate of one U.S. dollar to yen decreased 4.4% from 81.73 in the three months ended March 31, 2011 to 78.15 in the three month ended March 31, 2012, which resulted in a net positive impact to our operational results in the amount of approximately $774,000. On the other hand, the average exchange rate of one euro to U.S. dollar decreased 3.6% from 1.37 in the three months ended March 31, 2011 to 1.32 in the three month ended March 31, 2012, which resulted in a net negative impact to our operational results in the amount of approximately $299,000.
We use foreign currency forward contracts to manage a portion of the foreign currency exposure risk for foreign subsidiaries with monetary assets and liabilities denominated in the yen and the euro. We only use derivative instruments to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates; we do not hold any derivative financial instruments for trading or speculative purposes. We primarily use foreign currency forward contracts to hedge foreign currency exposures, and they generally have terms of one year or less. Realized and unrealized gains or losses on the value of financial contracts used to hedge the exchange rate exposure of these monetary assets and liabilities are also included in the determination of net income, as these transactions have not been designated for hedge accounting treatment. These contracts effectively fix the exchange rate at which these specific monetary assets and liabilities will be settled so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying monetary assets and liabilities. These contracts contain net settlement features. If we experience unfavorable changes in foreign exchange rates, we may be required to use material amounts of cash to settle the transactions which may adversely affect the operating results that we report with respect to the corresponding period. During the three months ended March 31, 2012 and 2011, we recorded exchange rate gains of $2.1 million and $281,000, respectively, related to our foreign exchange forward contracts.
We currently hold foreign currency forward contracts with two counterparties. The bank counterparties in these contracts expose us to credit-related losses in the event of their nonperformance. However, to mitigate that risk, we only contract with counterparties who meet our minimum credit quality guidelines.

Market Price Sensitive Instruments
In order to reduce the potential equity dilution as a result of our Notes, we entered into a convertible note hedge transaction (the Hedge) entitling us to purchase up to 3.9 million shares of our common stock at an initial stock price of $29.64 per share, subject to adjustment. Upon conversion of our Notes, the Hedge is expected to reduce the equity dilution if the daily volume-weighted average price per share of our common stock exceeds the strike price of the Hedge. We also entered into warrant transactions with the counterparties of the Hedge entitling them to acquire up to 3.9 million shares of our common stock, subject to adjustment, at an initial strike price of $34.875 per share, subject to adjustment. The warrant transactions could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given measurement period (the quarter or year to date period) at maturity of the warrants exceeds the strike price of the warrants. In addition, non-performance by the counterparties under the Hedge would potentially expose us to dilution of our common stock to the extent our stock price exceeds the conversion price. See Note 3 to our unaudited condensed consolidated financial statements “Financial Statement Details—Convertible Debt” for additional information.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, at March 31, 2012, our disclosure controls and procedures were effective.
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
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 4 - “Commitments and Contingencies– Litigation” of our notes to unaudited condensed consolidated financial statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

Item 1A.	Risk Factors
The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors previously disclosed in Item 1A to our annual report on Form 10-K.
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
*If we choose to acquire new businesses, products or technologies, we may experience difficulty in the identification or integration of any such acquisition, and our business may suffer.
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

We may also encounter risks, costs and expenses associated with any undisclosed or other unanticipated liabilities, use more cash and other financial resources on integration and implementation activities than we expect or incur significant costs and expenses related to litigation with counterparties to such transactions, such as the lawsuit recently filed against us in federal district court alleging claims for breach of contract, breach of fiduciary duty, and breach of the implied covenant of good faith and fair dealing based on our acquisition of CardioSpectra, Inc. in 2007. In addition, any amortization or other charges resulting from acquisitions could negatively impact our operating results.

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
*Fluctuations in foreign currency exchange rates could result in declines in our reported revenues and earnings.
We do not engage in foreign currency hedging arrangements for our revenues or operating expenses, and, consequently, foreign currency fluctuations may adversely affect our revenues and earnings. During the fiscal three months ended March 31, 2012, 33.7% and 14.3% of our revenues were denominated in the yen and euro, respectively, 13.3% of our operating expenses were denominated in the yen and 9.0% of our operating expenses were denominated in the euro. Commencing October 2009, we began using foreign currency forward contracts to manage a portion of the foreign currency risk related to our intercompany receivable balances with our foreign subsidiaries whose functional currencies are the euro and yen. We cannot be assured our hedges will be effective or that the costs of the hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro and the yen, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results. In periods of a strengthening U.S. dollar relative to the yen or a weakening U.S. dollar relative to the euro, we would record less revenue and our results of operations could be negatively impacted.
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
*Our transition to a direct sales force in Japan may not be successful or may cause us to incur additional expenses and experience reduced revenues sooner than initially planned. If we are not successful or incur such additional expenses sooner than expected, then our business and results of operations may be materially and adversely affected.
Historically, a significant portion of our annual revenues have been derived from sales to our Japanese distributors. We have recently completed the termination of our distributor relationships in Japan, and have fully transitioned to a direct sales force in Japan. There is no assurance that we will be successful in our transition to a direct sales force in Japan and that we will be able to continue to successfully place, sell and service our products in Japan through a direct sales force or to successfully insure the growth of our direct sales force that may be needed in the future. Our challenges and potential risks in connection with expanding our direct sales force in Japan include, but are not limited to, (a) the successful retention and servicing of current dealers and customers in Japan, (b) strong market adoption of our technology in Japan, (c) the achievement of our growth and market development strategies in Japan, (d) our ability to recruit, train and retain an expanded direct sales force in Japan, and (e) the effect of the 2011 earthquake, tsunami and nuclear power plant meltdown in Japan on operating conditions as well as end-user demand. In addition, we may incur significant additional expenses and reduced revenues. Our efforts to successfully expand our direct sales strategy in Japan or the failure to achieve our sales objectives in Japan may adversely impact our revenues, results of operations and financial condition and negatively impact our ability to sustain and grow our business in Japan.
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
*Issues arising from the implementation of our new enterprise resource planning system could adversely affect our operating results and ability to manage our business effectively.
We have begun implementing a new enterprise resource planning, or ERP, system to further enhance operating efficiencies and provide more effective management of our business operations. The new ERP system is being deployed for use throughout our company in a number of “go live” phases, the first of which occurred during the fourth quarter of 2011 with company-wide deployment expected to be completed during the third quarter of 2012. Implementing a new ERP system is costly and involves risks inherent in the conversion to a new computer system, including loss of information, disruption to our normal operations, changes in accounting procedures and internal control over financial reporting, as well as problems achieving accuracy in the conversion of electronic data. Failure to properly or adequately address these issues could result in increased costs, the diversion of management’s and employees’ attention and resources and could materially adversely affect our operating results, internal controls over financial reporting and ability to manage our business effectively. While the ERP system is intended to further improve and enhance our information systems, large scale implementation of a new information system exposes us to the risks of starting up the new system and integrating that system with our existing systems and processes, including possible disruption of our financial reporting, which could lead to a failure to make required filings under the federal securities laws on a timely basis.
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
*If we are unable to recruit, hire and retain skilled and experienced personnel, our ability to effectively manage and expand our business will be harmed.
Our success largely depends on the skills, experience and efforts of our officers and other key employees who may terminate their employment at any time. The loss of any of our senior management team, in particular our President and Chief Executive Officer, R. Scott Huennekens, could harm our business. We have entered into employment contracts or similar agreements with R. Scott Huennekens; our Chief Financial Officer, John T. Dahldorf; our Executive Vice President, Global Sales, Jorge J. Quinoy; and Michel Lussier, Group President,Clinical Affairs and EMEAI, but these agreements do not guarantee that they will remain employed by us in the future. The announcement of the loss of one of our key employees could negatively affect our stock price. Our ability to retain our skilled workforce and our success in attracting and hiring new skilled employees will be a critical factor in determining whether we will be successful in the future. We face challenges in hiring, training, managing and retaining employees in certain areas including clinical, technical, sales and marketing. This could delay new product development and commercialization, and hinder our marketing and sales efforts, which would adversely impact our competitiveness and financial results.
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
In addition, several states have adopted laws similar to each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers as well as laws that restrict our marketing activities with physicians, and require us to report consulting and other payments to physicians. Some states, such as California, Connecticut, Massachusetts and Nevada, mandate implementation of commercial compliance programs to ensure compliance with these laws.
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
The medical device industry is characterized by extensive litigation and administrative proceedings over patent and other intellectual property rights. Whether or not a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Our competitors may assert that they own U.S. or foreign patents containing claims that cover our products, their components or the methods we employ in the manufacture or use of our products. For example, we are currently involved with St. Jude in patent litigation regarding each party’s FFR products and whether these products infringe the patents of the other party. Because patent applications can take many years to issue and in many instances at least 18 months to publish, there may be applications now pending of which we are unaware, which may later result in issued patents that contain claims that cover our products. There could also be existing patents, of which we are unaware, that contain claims that cover one or more components of our products. As the number of participants in our industry increases, the possibility of patent infringement claims against us also increases.
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
As of April 15, 2012, our directors, officers and principal stockholders (those holding more than 5% of our common stock) collectively controlled a significant portion of our outstanding common stock. To the extent our directors, officers and principal stockholders continue to hold a significant portion of our outstanding common stock, these stockholders, if they act together, would be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.
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

Item 4.	Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits

Exhibit Number	Description
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

10.1*	Commission Plan between the Registrant and Jorge Quinoy.
10.2*	2012 Short Term Incentive Plan and form of Stock Option Agreement thereunder.
10.3*	2012 Long Term Incentive Plan.
10.4*	Form of Restricted Stock Unit Grant Notice and form of Restricted Stock Unit Grant Agreement under the 2012 Long Term Incentive Plan.
10.5*	Form of Restricted Stock Unit Grant Notice and form of Restricted Stock Unit Award Agreement under the Volcano Corporation 2005 Equity Compensation Plan, as amended and restated.
10.6*	Form of Stock Option Grant Notice and form of Stock Option Agreement under the Volcano Corporation 2005 Equity Compensation Plan, as amended and restated.
31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Calculation Schema Document.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

 _______________________

*	Management contract or compensatory plan or arrangement.

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

Signature	Title	Date

/s/ John T. Dahldorf	Chief Financial Officer (principal financial officer, principal accounting officer and duly authorized officer)	May 3, 2012
John T. Dahldorf

Exhibit Index

Exhibit Number	Description of Exhibit
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

10.1*	Commission Plan between the Registrant and Jorge Quinoy.
10.2*	2012 Short Term Incentive Plan and form of Stock Option Agreement thereunder.
10.3*	2012 Long Term Incentive Plan.
10.4*	Form of Restricted Stock Unit Grant Notice and form of Restricted Stock Unit Grant Agreement under the 2012 Long Term Incentive Plan.
10.5*	Form of Restricted Stock Unit Grant Notice and form of Restricted Stock Unit Award Agreement under the Volcano Corporation 2005 Equity Compensation Plan, as amended and restated.
10.6*	Form of Stock Option Grant Notice and form of Stock Option Agreement under the Volcano Corporation 2005 Equity Compensation Plan, as amended and restated.
31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Calculation Schema Document.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.
  _______________________

*	Management contract or compensatory plan or arrangement.

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