Form 10-Q
period 2012-06-30
Volcano Corp
filed 2012-08-03
CIK 1354217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2012
Common stock, $0.001 par value	53,572,252

VOLCANO CORPORATION
Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VOLCANO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$51,102	$107,016
Short-term available-for-sale investments	174,261	112,327
Accounts receivable, net	70,954	69,469
Inventories	44,431	41,306
Prepaid expenses and other current assets	19,665	19,939
Total current assets	360,413	350,057
Restricted cash	676	692
Long-term available-for-sale investments	29,535	30,919
Property and equipment, net	98,395	81,097
Intangible assets, net	15,685	15,245
Goodwill	2,487	2,487
Other non-current assets	17,030	16,227
Total assets	$524,221	$496,724
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,855	$12,911
Accrued compensation	20,849	20,251
Accrued expenses and other current liabilities	18,724	16,689
Deferred revenues	7,980	7,077
Current maturities of long-term debt	63	72
Total current liabilities	62,471	57,000
Convertible senior notes	98,028	95,663
Other long-term debt	46	74
Deferred revenues	3,647	3,168
Other non-current liabilities	1,854	1,582
Total liabilities	166,046	157,487
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, par value of $0.001; 10,000 shares authorized; no shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, par value of $0.001; 250,000 shares authorized at June 30, 2012 and December 31, 2011; 53,421 and 52,651 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	53	53
Additional paid-in capital	445,374	430,490
Accumulated other comprehensive loss	(898)	(1,382)
Accumulated deficit	(86,354)	(89,924)
Total stockholders’ equity	358,175	339,237
Total liabilities and stockholders’ equity	$524,221	$496,724
See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$95,373	$84,036	$185,733	$165,031
Cost of revenues, excluding amortization of intangibles	31,976	26,763	61,549	54,637
Gross profit	63,397	57,273	124,184	110,394
Operating expenses:
Selling, general and administrative	41,991	35,488	86,336	70,948
Research and development	13,879	13,321	27,528	26,409
Amortization of intangibles	888	858	1,760	1,712
Total operating expenses	56,758	49,667	115,624	99,069
Operating income	6,639	7,606	8,560	11,325
Interest income	203	232	433	475
Interest expense	(1,677)	(2,056)	(3,149)	(4,061)
Exchange rate gain (loss)	74	(291)	(101)	(679)
Other income (expense), net	88	—	(8)	(1)
Income before income tax	5,327	5,491	5,735	7,059
Income tax expense	2,028	603	2,165	1,015
Net income	$3,299	$4,888	$3,570	$6,044
Net income per share:
Basic	$0.06	$0.09	$0.07	$0.12
Diluted	$0.06	$0.09	$0.06	$0.11
Shares used in calculating net income per share:
Basic	53,362	52,272	53,146	52,020
Diluted	55,207	54,536	55,136	54,430
See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2012	2011
Net income	$3,570	$6,044
Other comprehensive income:
Foreign currency translation adjustments	495	572
Changes in unrealized gain or loss on available-for-sale investments	(11)	106
Other comprehensive income	484	678
Comprehensive income	$4,054	$6,722

See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2011	52,651	$53	$430,490	$(1,382)	$(89,924)	$339,237
Issuance of common stock under equity plans	770	—	7,330	—	—	7,330
Employee stock-based compensation cost	—	—	7,554	—	—	7,554
Net income	—	—	—	—	3,570	3,570
Other comprehensive income	—	—	—	484	—	484
Balance at June 30, 2012	53,421	$53	$445,374	$(898)	$(86,354)	$358,175
See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income	$3,570	$6,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,595	11,288
Amortization of investment premium, net	1,313	1,691
Accretion of debt discount on convertible senior notes	2,449	2,296
Non-cash stock-based compensation expense	7,492	6,289
Other non-cash adjustments	2,795	190
Changes in operating assets and liabilities:
Accounts receivable	(2,782)	(1,023)
Inventories	(3,355)	(6,340)
Prepaid expenses and other assets	(193)	(913)
Restricted cash	—	(83)
Accounts payable	524	(637)
Accrued compensation	701	(1,786)
Accrued expenses and other liabilities	2,530	(2,497)
Deferred revenues	1,416	(18)
Net cash provided by operating activities	28,055	14,501
Investing activities
Purchase of short-term and long-term available-for-sale investments	(177,740)	(196,897)
Sale or maturity of short-term and long-term available-for-sale investments	115,867	182,105
Capital expenditures	(27,652)	(15,465)
Cash paid for intangible assets and other investments	(1,910)	(612)
Proceeds from foreign currency exchange contracts	501	373
Payment for foreign currency exchange contracts	(15)	(1,961)
Net cash used in investing activities	(90,949)	(32,457)
Financing activities
Repayment of debt	(44)	(26)
Proceeds from sale of common stock under employee stock purchase plan	1,898	1,755
Proceeds from exercise of common stock options	5,432	8,099
Net cash provided by financing activities	7,286	9,828
Effect of exchange rate changes on cash and cash equivalents	(306)	132
Net decrease in cash and cash equivalents	(55,914)	(7,996)
Cash and cash equivalents, beginning of period	107,016	43,429
Cash and cash equivalents, end of period	$51,102	$35,433
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,664	$1,485
Cash paid for income taxes	$1,272	$1,550
See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011.
We design, develop, manufacture and sell a broad suite of precision guided therapy tools including intravascular ultrasound, or IVUS, and fractional flow reserve, or FFR, products that we believe enhance the diagnosis and treatment of vascular and structural heart disease. Our products consist of multi-modality consoles which are marketed as stand-alone units or as customized units that can be integrated into a variety of hospital-based interventional surgical suites called catheterization laboratories. Our consoles have been designed to serve as a multi-modality platform for our phased array and rotational IVUS catheters, FFR pressure wires, image-guided therapy catheters and Medtronic's Pioneer reentry device.
Our IVUS products include single-procedure disposable phased array and rotational IVUS imaging catheters, the VIBE RX image-guided therapy device, and additional functionality options such as virtual histology tissue characterization, and ChromaFlo stent apposition analysis. Our FFR offerings can be accessed through our multi-modality platforms, and we also provide FFR-only consoles. Our FFR disposables are single-procedure disposable pressure and flow guide wires used to measure the pressure and flow characteristics of blood around plaque enabling physicians to gauge the plaque's physiological impact on blood flow and pressure. We are developing additional offerings for integration into the platform, including adenosine-free Instant wave-free ratio FFR, forward-looking IVUS catheters, Focal Acoustic Computed Tomography catheters and ultra-high resolution Optical Coherence Tomography, or OCT, systems and catheters.
We also develop and manufacture optical monitors for the telecommunications industry; laser and non-laser light sources, and optical engines used in the medical OCT imaging systems and advanced photonic components and sub-systems used in spectroscopy and other industrial applications.
The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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
Trade accounts receivable are recorded at the net invoice value and are not interest bearing. We consider receivables past due based on the contractual payment terms. We perform ongoing credit evaluations of our customers, and generally, we do not require collateral on our accounts receivable. We estimate the need for allowances for potential credit losses based on historical collection activity and the facts and circumstances relevant to specific customers. We record a provision for uncollectible accounts when collection is uncertain. To date, we have not experienced significant credit-related losses.
We currently hold foreign exchange forward contracts with two counterparties. The bank counterparties in these contracts expose us to credit-related losses in the event of their nonperformance and we do not require collateral for their performance. However, to mitigate that risk, we only contract with counterparties who meet our minimum credit quality guidelines.
In connection with the issuance of our 2.875% Convertible Senior Notes, or the Notes, we purchased call options from JPMorgan Chase Bank National Association, or JPMorgan Chase. Non-performance by JPMorgan Chase under these call options would potentially expose us to dilution of our common stock to the extent our stock price exceeds the conversion price. See Note 2 “Financial Statement Details — Convertible Debt” for additional information.
Net Income per Share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
Our potentially dilutive shares include outstanding common stock options, restricted stock units, performance-based restricted stock units, incremental shares issuable upon the conversion of the Notes, or exercise of the warrants relating to the Notes (See Note 2 “Financial Statement Details — Convertible Debt”). Such potentially dilutive shares are excluded when the effect would be to anti-dilutive or if the underlying obligation will be settled in cash as discussed in the following paragraph. We also exclude the performance-based restricted stock units when those shares are not contingently issuable. For the three and six months ended June 30, 2012, potentially dilutive shares totaling 1.6 million and 1.6 million, respectively, have not been included in the computation of diluted net income per share as the result would be anti-dilutive. For the three and six months ended June 30, 2011, potentially dilutive shares totaling 0 and 184,000, respectively, have not been included in the computation of diluted net income per share as the result would be anti-dilutive.
Diluted net income per common share does not include any incremental shares related to the Notes for the three and six months ended June 30, 2012 and 2011. Because the principal amount of the Notes will be settled in cash upon conversion if a conversion occurs, only the conversion spread relating to the Notes will be included in our calculation of diluted net income per common share. As such, the Notes will have no impact on diluted net income per common share until the price of our common stock exceeds the conversion price (initially $29.64, subject to adjustments) of the Notes. In addition, the diluted net income per common share does not include any incremental shares related to the exercise of the warrants for the six months ended June 30, 2012 and 2011. The warrants will not have an impact on diluted net income per common share until the price of our common stock exceeds the strike price of the warrants (initially $34.875, subject to adjustments). When the market price of our stock exceeds the conversion price of the Notes or the strike price of the warrants, as applicable, we will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued upon conversion of the Notes or exercise of the warrants using the treasury stock method.
In addition, the call options to purchase our common stock, which we purchased to hedge against potential dilution upon conversion of the Notes (see Note 2 “Financial Statement Details — Convertible Debt”), are not considered for purposes of calculating the total dilutive weighted average shares outstanding, as their effect would be anti-dilutive. Upon exercise, the call options will mitigate the dilutive effect of the Notes.

The basic and diluted net income per share calculations for the three and six months ended June 30, 2012 and 2011 are as follows (in thousands, except per share data, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$3,299	$4,888	$3,570	$6,044
Weighted average common shares outstanding for basic	53,362	52,272	53,146	52,020
Dilutive potential common stock outstanding:
Stock options	1,657	1,981	1,691	2,023
Restricted stock units	181	277	293	358
Employee stock purchase plan	7	6	6	29
Weighted average common shares outstanding for diluted	55,207	54,536	55,136	54,430
Net income per share:
Basic	$0.06	$0.09	$0.07	$0.12
Diluted	$0.06	$0.09	$0.06	$0.11
Recent Accounting Pronouncements

During the six months ended June 30, 2012, there were no other new accounting pronouncements or updates to the recently issued accounting pronouncements disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2011, that would materially affect our results of operations, financial condition, liquidity or disclosures.

2. Financial Statement Details
Cash and Cash Equivalents and Available-for-Sale Investments
We invest our excess funds in securities issued by the U.S. government, corporations, banks, municipalities, financial holding companies and in money market funds comprised of these same types of securities. Our cash and cash equivalents and investments are placed with high credit quality financial institutions. Additionally, we diversify our investment portfolio in order to maintain safety and liquidity. As of June 30, 2012, all of our investments will mature within 20 months. These investments are recorded at their estimated fair value including accrued interest receivable, with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss).
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
During the three and six months ended June 30, 2012 and 2011, no transfers were made into or out of the Level 1, 2, or 3 categories. We will continue to review our fair value inputs on a quarterly basis.
Financial assets and liabilities measured at fair value on a recurring basis are summarized below at June 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at June 30, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash	$50,989	$50,989	$—	$—
Money market funds	113	113	—	—
Sub-total cash and cash equivalents	51,102	51,102	—	—
Corporate debt securities	160,738	—	160,738	—
U.S. Treasury and agency debt securities	13,523	13,523	—	—
Sub-total short-term investments	174,261	13,523	160,738	—
Foreign currency forward contracts	679	—	679	—
Long-term:
Corporate debt securities	10,520	—	10,520	—
U.S. Treasury and agency debt securities	19,015	19,015	—	—
Sub-total long-term investments	29,535	19,015	10,520	—
Total assets measured at fair value	$255,577	$83,640	$171,937	$—

	Fair Value Measurements at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash	$41,744	$41,744	$—	$—
Money market funds	65,272	65,272	—	—
Sub-total cash and cash equivalents	107,016	107,016	—	—
Corporate debt securities	74,274	—	74,274	—
U.S. Treasury and agency debt securities	38,053	38,053	—	—
Sub-total short-term investments	112,327	38,053	74,274	—
Foreign currency forward contracts	92	—	92	—
Long-term:
Corporate debt securities	20,898	—	20,898	—
U.S. Treasury and agency debt securities	10,021	10,021	—	—
Sub-total long-term investments	30,919	10,021	20,898	—
Total assets measured at fair value	$250,354	$155,090	$95,264	$—
Liabilities:
Foreign currency forward contracts	$71	$—	$71	$—

Our investments have been classified as available-for-sale. At June 30, 2012 and December 31, 2011, available-for-sale investments are detailed as follows (in thousands):

	At June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Corporate debt securities	$160,725	$47	$34	$160,738
U.S. Treasury and agency debt securities	13,524	—	1	13,523
Short-term available-for-sale investments	$174,249	$47	$35	$174,261
Long-term:
Corporate debt securities	$10,529	$1	$10	$10,520
U.S. Treasury and agency debt securities	19,013	3	1	19,015
Long-term available for sale investments	$29,542	$4	$11	$29,535

	At December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Corporate debt securities	$74,233	$44	$3	$74,274
U.S. Treasury and agency debt securities	38,050	4	1	38,053
Short-term available-for-sale investments	$112,283	$48	$4	$112,327
Long-term:
Corporate debt securities	$20,930	$1	$33	$20,898
U.S. Treasury and agency debt securities	10,017	4	—	10,021
Long-term available for sale investments	$30,947	$5	$33	$30,919
Available-for-sale investments that are in an unrealized loss position at June 30, 2012 and December 31, 2011 are detailed as follows (in thousands):

	At June 30, 2012
	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$69,680	$44
U.S. Treasury and agency debt securities	$19,497	$2
	$89,177	$46

	At December 31, 2011
	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$27,664	$36
U.S. Treasury and agency debt securities	$9,502	$1
	$37,166	$37
Derivative Financial Instruments
Our derivative financial instruments are composed of foreign currency forward contracts. We record derivative financial instruments as either assets or liabilities in our unaudited condensed consolidated balance sheets and measure them at fair value. At June 30, 2012 and December 31, 2011, notional amounts of our outstanding contracts were $58.0 million and $59.3 million, respectively. At June 30, 2012, the outstanding derivatives had maturities of 158 days or less. At June 30, 2012 and December 31, 2011, the fair value of our foreign currency forward contracts of $679,000 and $92,000 was included in prepaid and other current assets and $0 and $71,000 was included in accrued expenses and other current liabilities in our unaudited condensed consolidated balance sheets. For the three and six months ended June 30, 2012, $934,000 of net losses and $1.1 million of net gains related to our derivative financial instruments are included in our unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2011, $1.4 million and $1.7 million of net losses related to our derivative financial instruments are included in our unaudited condensed consolidated statements of operations.
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

Inventories
Inventories consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Finished goods (1)	$15,932	$17,770
Work-in-process	14,472	9,419
Raw materials	14,027	14,117
	$44,431	$41,306
 _______________________

(1)	Finished goods inventory includes consigned inventory of $7.8 million and $4.9 million at June 30, 2012 and December 31, 2011, respectively.
Property and Equipment
Property and equipment consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Medical diagnostic equipment	$65,416	$64,375
Other equipment	40,226	33,953
Leasehold improvements	9,346	8,514
Purchased software	5,363	5,113
Land	3,046	3,046
Building	29,098	—
Construction-in-progress (1)	18,692	31,123
	171,187	146,124
Accumulated depreciation and amortization	(72,792)	(65,027)
	$98,395	$81,097
 _______________________

(1)
Construction-in-progress at June 30, 2012 includes $545,000 of capitalized interest related to the ERP system implementation worldwide. Construction-in-progress at December 31, 2011 includes $1.2 million of capitalized interest related to the construction of our manufacturing facility in Costa Rica and ERP system implementation worldwide.

Intangible Assets
Intangible assets consist of developed technology, licenses, customer relationships, patents and trademarks which are amortized using the straight-line method over periods ranging from 3 to 20 years, representing the estimated useful lives of the assets. In-process research and development, or IPR&D, consists of in-process technology related to Fluid Medical’s imaging program, which is still in the prototype phase and, therefore, amortization will not begin until such technology reaches market feasibility.
At June 30, 2012, intangible assets by major class consist of the following (in thousands):

	June 30, 2012
	Cost	Accumulated Amortization	Net	Weighted- Average Life (in years) (1)
Intangible assets subject to amortization:
Developed technology	$23,451	$16,660	$6,791	8.1
Licenses	7,195	6,380	815	10.0
Customer relationships	4,078	3,601	477	3.5
Patents and trademarks	5,416	1,864	3,552	10.3
	40,140	28,505	11,635	7.5
Intangible assets not yet subject to amortization:
In-process research and development (2)	4,050	—	4,050	n/a
	$44,190	$28,505	$15,685
At December 31, 2011, intangible assets by major class consist of the following (in thousands):

	December 31, 2011
	Cost	Accumulated Amortization	Net	Weighted- Average Life (in years) (1)
Intangible assets subject to amortization:
Developed technology	$22,651	$15,995	$6,656	8.2
Licenses	7,195	6,054	1,141	10.0
Customer relationships	4,082	3,067	1,015	3.3
Patents and trademarks	4,015	1,632	2,383	9.0
	37,943	26,748	11,195	7.3
Intangible assets not yet subject to amortization:
In-process research and development (2)	4,050	—	4,050	n/a
	$41,993	$26,748	$15,245
 _______________________

(1)	Weighted average life of intangible assets is presented excluding fully amortized assets.

(2)
IPR&D represents an estimate of fair value of in-process technology related to Fluid Medical’s imaging technology program, which is still in the prototype phase. As such, based on authoritative guidance, amortization of the IPR&D will not occur until it reaches market feasibility. In the event the project is abandoned, we will record an impairment charge for this amount.

At June 30, 2012, future amortization expense associated with our intangible assets is expected to be as follows (in thousands):

2012 (remaining six months)	$1,426
2013	2,424
2014	1,804
2015	1,387
2016	1,224
Thereafter	3,370
$11,635
Convertible Debt
In September 2010, we issued $115.0 million aggregate principal amount of 2.875% Convertible Senior Notes due September 1, 2015, or the Notes, in an offering registered under the Securities Act of 1933, as amended. Interest is payable semiannually in arrears on March 1 and September 1, commencing on March 1, 2011.
Prior to June 1, 2015, the Notes are convertible only upon certain events specified in the indenture governing the Note. The initial effective conversion price is approximately $29.64 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the Notes but will not be adjusted for accrued and unpaid interest.
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

	June 30, 2012	December 31, 2011
Liabilities:
Principal amount of the 2.875% Convertible Senior Notes	$115,000	$115,000
Unamortized discount of liability component	(15,190)	(17,275)
Unamortized debt issuance costs	(1,782)	(2,062)
Carrying value of liability component	$98,028	$95,663
Equity — net carrying value	$22,263	$22,263
The fair value of the Notes at June 30, 2012 was $127.6 million.
Other Long-Term Debt
The amounts outstanding for other long-term debt at June 30, 2012 and December 31, 2011 relate to capital leases.

3. Commitments and Contingencies
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
On February 10, 2011, and on April 7, 2011, the Court entered a Final Judgment and an Amended Final Judgment, respectively, in the Massachusetts Action: a) in favor of Volcano and Axsun on LightLab’s claims for trade secret misappropriation on items 1-30 on LightLab’s list of alleged trade secrets, b) ordered Volcano and Axsun to collectively pay $600,000 in damages (which amount includes the $200,000 agreed to in the Stipulation and the $400,000 ordered in the 93A ruling) and $4.5 million in attorneys’ fees (resulting in a total of $4.9 million recorded to selling, general and administrative expense and accrued in other current liabilities during the fourth quarter of 2010), c) in favor of LightLab on its claims against Axsun for breach of contract, breach of implied covenant of good faith and fair dealing, for violation of 93A, and misappropriation of trade secrets for disclosing three particular items to Volcano in December 2008 – the specifications for the two lasers provided by Axsun to LightLab and one Axsun laser prototype made in 2008, d) in favor of LightLab on its claims against Volcano for intentional interference with a contract and advantageous business relationship, unjust enrichment, violation of 93A, and misappropriation of trade secrets for the same three trade secrets described above. In addition, the Court denied a majority of LightLab’s requested injunctions, and entered limited injunctive relief, none of which management believes have a material effect upon Volcano. The Final Judgment and Amended Final Judgment are substantially similar. The Amended Final Judgment corrects non-substantive clerical errors. On April 15, 2011, LightLab filed a notice of appeal, with respect to various decisions of the Court, including, a) the Court’s decisions adverse to LightLab’s claims for trade secret misappropriation in items 1-30 of LightLab’s alleged list of trade secrets, including the Court’s post-trial finding of fact and rulings of law adverse to LightLab on items 1 – 5, the Court’s two summary judgment decisions adverse to LightLab on items 6 – 23 and 25 – 30 (item 24 having been voluntarily dismissed by LightLab), and various rulings requiring evidence of use or intent to use as a prerequisite for injunctive relief; b) the Court’s post-trial decisions denying permanent injunctive relief that LightLab requested as terms of the Final Judgment; c) the Court’s pre-trial rulings excluding certain lost profits damages evidence that LightLab sought to introduce at trial; d) various discovery and pre-trial orders denying LightLab discovery about Axsun’s work for Volcano; e) the Court’s order barring LightLab from claiming that the sale of Axsun to Volcano itself constituted a breach of the LightLab-Axsun supply contract; and f) the denial of LightLab’s motion to alter or amend the Final Judgment, which motion sought to obtain additional declaratory relief barring Axsun from “supplying” tunable lasers to Volcano. Volcano and Axsun do not intend to cross appeal the Amended Final Judgment, and on July 5, 2011, Volcano and Axsun satisfied their payment obligations under the Amended Final Judgment by making a payment to Lightlab in the amount of approximately $5.4 million.
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

Additionally, on May 24, 2011, LightLab commenced a separate action in Delaware Chancery Court, or the Second Chancery Court Action, against Volcano and Axsun alleging that Axsun is inappropriately assisting Volcano in the development of a third-party laser. The complaint seeks injunctive relief and unspecified damages. After Volcano and Axsun moved to dismiss the Second Chancery Court Action, LightLab filed an amended complaint against Volcano and Axsun, adding additional allegations regarding misappropriation of trade secrets. This case has been stayed indefinitely.

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
On September 20, 2010, Volcano filed its response, in which we denied the allegations that our PrimeWire® products infringe any valid claim of St. Jude’s asserted patents. In addition, Volcano filed a counterclaim in which we have alleged that St. Jude’s PressureWire® products and its RadiAnalyzer® Xpress product infringe three Volcano patents. In our counterclaim, Volcano is seeking injunctive relief and monetary damages. A trial on the St. Jude patents has been scheduled for October 15, 2012 and a trial on Volcano's patents has been scheduled for October 22, 2012.
On April 9, 2012, St. Jude Medical, Cardiology Division, Inc., St. Jude Medical Systems AB and St. Jude Medical S.C. filed a sealed complaint in the United States District Court for the District of Delaware alleging that Volcano Corporation infringes United States Patent No. 6565514. A claim construction hearing has been set for March 7, 2013. No trial date has been set in this case.

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

On May 14, 2012, Volcano moved to dismiss the complaint in its entirety. The motion seeks to dismiss the breach of fiduciary duty and implied covenant claims without leave for amendment, and seeks to dismiss the breach of contract claim with leave to amend. The court issued a tentative ruling granting Volcano's motion on July 27, 2012 and a hearing on the motion was held on July 31, 2012. A final ruling on Volcano's motion has not been issued. A trial date has not yet been scheduled in this matter.

The Company believes the lawsuits described above are without merit, and intends to vigorously defend against or prosecute, as applicable, the matters described above.
Litigation — Other
We may also be a party to various other claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred and were not material in any period reported. Additionally, we assess, in conjunction with our legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Any provisions are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information and events pertinent to a particular matter. Based on its experience, the Company also believes that the damage amounts claimed in the lawsuits disclosed above are not a meaningful indicator of the Company's potential liability. At this time, we are not able to predict or estimate the ultimate outcome or range of possible losses relating to the lawsuits, claims or counterclaims described above. However, we believe that the ultimate disposition of these matters, individually and in the aggregate, including the matters discussed above, will not have a material impact on our consolidated results of operations, financial position or cash flows. Our evaluation of the likely impact of these matters could change in the future, as litigation is inherently unpredictable, and unfavorable outcomes and/or defense costs, depending upon the amount and timing, could have a material adverse effect on our results of operations, financial position, or cash flows in future periods.
Operating Leases
Rent expense for our facilities leases is being recognized on a straight-line basis over the respective minimum lease terms.
Commitments
We have obligations under non-cancelable purchase commitments. The majority of these obligations relate to the purchase of raw materials inventory. At June 30, 2012, the future minimum payments under these non-cancelable purchase commitments totaled $35.3 million, of which $24.4 million will require payments at various dates through September 30, 2012. The remaining amount will require payments at various dates through 2016.

In October 2007, we signed a clinical research support agreement with a third party in which the third party will conduct clinical studies concerning drug eluting stents. We have agreed to provide a total of $4.6 million to fund clinical study activities. At June 30, 2012, we have a remaining obligation of up to $2.2 million and we will be billed as services are performed under the agreement. In addition, we have entered into agreements with other third parties to sponsor clinical studies. Generally, we contract with one or more clinical research sites for a single study and no one agreement is material to our consolidated results of operations or financial condition. We are usually billed as services are performed based on enrollment and are required to make payments over periods ranging from less than one year up to three years. Our actual payments under these agreements will vary based on enrollment.
In 2010, we acquired a parcel of land and commenced construction of a 140,000 square foot manufacturing facility in Costa Rica. The estimated cost of the construction, including the land purchase is approximately $31.9 million, of which $29.8 million has been paid at June 30, 2012, including $8.6 million that was paid during the six months ended June 30, 2012.

On December 18, 2007, we acquired CardioSpectra, a privately held corporation. Subject to the terms of the Merger Agreement, we may be required to make milestone payments. The remaining milestone payments of up to $17.0 million may be paid upon achievement of the respective revenue targets described in the merger agreement. As of June 30, 2012, we have not achieved the respective revenue targets. Therefore, we have not recorded any liability related to these milestones. The milestone payments are payable, at our sole discretion, in cash, shares of our common stock, or a combination of both and will be accounted for if and when the milestone payments become payable. We have used, and will continue to use, commercially reasonable efforts to cause the milestones to occur. However, if we reasonably determine that a technical failure or commercial failure has occurred with respect to all or a part of the OCT program, we may, at our sole discretion, terminate all or part of the OCT cardiovascular program.

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
Sole source suppliers
We rely on a number of sole source suppliers to supply transducers, substrates and processing for our scanners used in our catheters. With certain suppliers we have supply agreements, and with others we use purchase orders as needed.

4. Stockholders’ Equity
Stock Benefit Plans
Our 2005 Amended and Restated Equity Compensation Plan, or 2005 Amended Plan, provides for an aggregate of 16,212,558 shares of our common stock that may be issued or transferred to our employees, non-employee directors and consultants, including increases of 2,050,000 and 2,500,000 shares which were approved by our stockholders on July 29, 2009 and May 2, 2011, respectively. Commencing July 29, 2009, the number of shares of common stock available for issuance under the 2005 Amended Plan was reduced by one share for each share of stock issued pursuant to a stock option or a stock appreciation right and one and sixty-three hundredths (1.63) shares for each share of common stock issued pursuant to a restricted stock award, restricted stock unit award, or RSU, performance-based RSU or other stock award. Commencing May 2, 2011, the number of shares of common stock available for issuance under the 2005 Amended Plan was reduced by one share for each share of stock issued pursuant to a stock option or a stock appreciation right and two and twelve hundredths (2.12) shares for each share of common stock issued pursuant to a RSU, performance-based RSU or other stock award. Shares net exercised or retained to cover a participant’s minimum tax withholding obligations do not again become available for issuance under the 2005 Amended Plan.
At June 30, 2012, we have granted stock options, RSUs and performance-based RSUs under the 2005 Amended Plan. Stock options previously granted under the 2000 Long Term Incentive Plan that are canceled or expired will increase the shares available for grant under the 2005 Amended Plan. In addition, employees have purchased shares of the Company’s common stock under the 2007 Employee Stock Purchase Plan, or the Purchase Plan. At June 30, 2012, 3,056,731 shares and 335,512 shares remained available to grant under the 2005 Amended Plan and the Purchase Plan, respectively.

On February 27, 2012, our Section 162(m) Committee adopted, under the terms of the 2005 Amended Plan, the 2012 Long Term Incentive Plan, or LTI, and granted a maximum of 61,003 shares of performance-based RSUs under the terms of the LTI. The Committee established the LTI plan to align key management and senior leadership with stockholders' interests and to retain key employees. The measurement period for the LTI Plan is our fiscal 2012 year. If pre-determined performance goals are met, shares of stock subject to the performance-based RSUs granted to the recipient will begin to vest, with one third vesting on the date of certification of achievement of the pre-determined performance goals, and the remaining two thirds vesting evenly on each of December 31, 2013 and December 31, 2014, contingent upon the recipient’s continued service to the Company on each such date.
Fair Value Assumptions
The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing, or Black-Scholes, model utilizing the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Risk-free interest rate	0.9%	2.1%	0.9%	2.1%
Expected life (years)	4.3	4.4	4.1	4.4
Estimated volatility	46.6%	46.0%	47.1%	47.5%
Expected dividends	—	—	—	—
Weighted-average grant date fair value	$10.96	$10.38	$10.82	$11.19
The risk-free interest rate for periods within the contractual life of the stock option is based on the implied yield available on U.S. Treasury constant maturity securities with the same or substantially equivalent remaining terms at the time of grant.
We use our historical stock option exercise experience to estimate the expected term of our stock options.

We use the volatility of our own common stock in determining the grant date fair value.
We use a zero value for the expected dividend value factor since we have not declared any dividends in the past and we do not anticipate declaring any dividends in the foreseeable future.
The fair value of each purchase option under the Purchase Plan is estimated at the beginning of each purchase period using the Black-Scholes model utilizing the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Risk-free interest rate	0.1%	0.2%	0.1%	0.2%
Expected life (years)	0.5	0.5	0.5	0.5
Estimated volatility	41.7%	34.3%	40.6%	35.7%
Expected dividends	—	—	—	—
Fair value of purchase right	$7.41	$6.49	$7.48	$6.28
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
The following table sets forth stock-based compensation expense included in our unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenues	$162	$(4)	$314	$159
Selling, general and administrative	3,278	2,747	6,274	5,336
Research and development	435	451	904	794
	$3,875	$3,194	$7,492	$6,289
We had no non-employee stock-based compensation in the three and six months ended June 30, 2012. During the three and six months ended June 30, 2011, $0 and $115,000 of stock-based compensation related to non-employee was included in our stock-based compensation expense.
In the three and six months ended June 30, 2012, $298,000 and $650,000 stock-based compensation expense was related to the Purchase Plan, respectively. In the three and six months ended June 30, 2011, $262,000 and $536,000 stock-based compensation expense was related to the Purchase Plan, respectively.
At June 30, 2012 and December 31, 2011, there was $264,000 and $202,000, respectively, of total stock-based compensation cost capitalized in inventories.
We estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rates in the three and six months ended June 30, 2012 and 2011 are based on our historical forfeiture experience. In March 2011, we changed our estimate for forfeitures which resulted in a total reduction of $218,000 of stock compensation expense. During the three months and six months ended June 30, 2011, $120,000 of this reduction was initially capitalized in inventory and recognized in cost of revenues as the inventory was subsequently sold.

5. Segment and Geographic Information
Our chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about segment revenues by product and geographic region for purposes of making operating decisions and assessing financial performance. We have two reporting segments: medical segment and industrial segment. The medical segment includes the discovery, development manufacture and sale of precision guided therapy tools for the diagnosis of atherosclerosis in the coronary arteries and peripheral vascular system. The industrial segment includes the discovery, development, manufacture and sale of micro-optical spectrometers and optical channel monitors to telecommunications and other industrial companies.

We do not assess the performance of our segments on other measures of income or expense, such as depreciation and amortization, operating income or net income. We do not produce reports for, or measure the performance of, our segments on any asset-based metrics. Therefore, segment information is presented only for revenues by product.
The following table sets forth our revenues by segment and product (in thousands) :

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2012	2011	2011 to 2012	2012	2011	2011 to 2012
Medical segment:
Consoles	$10,735	$9,779	9.8%	$18,850	$19,710	(4.4)%
Single-procedure disposables:
IVUS	51,624	50,006	3.2	105,108	97,625	7.7
FFR	22,930	16,601	38.1	43,068	31,301	37.6
Other	6,839	4,907	39.4	13,460	9,769	37.8
Sub-total medical segment	92,128	81,293	13.3	180,486	158,405	13.9
Industrial segment:	3,245	2,743	18.3	5,247	6,626	(20.8)
	$95,373	$84,036	13.5%	$185,733	$165,031	12.5%
The following table sets forth our revenues by geography expressed as dollar amounts (in thousands):

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2012	2011	2011 to 2012	2012	2011	2011 to 2012
Revenues (1):
United States	$44,692	$37,902	17.9%	$86,069	$74,237	15.9%
Japan	29,538	25,096	17.7	60,327	49,807	21.1
Europe, the Middle East and Africa	15,352	16,821	(8.7)	29,016	30,897	(6.1)
Rest of world	5,791	4,217	37.3	10,321	10,090	2.3
	$95,373	$84,036	13.5%	$185,733	$165,031	12.5%
_______________________

(1)
Revenues are attributed to geographies based on the location of the customer, except for shipments to original equipment manufacturers, which are attributed to the country of origin of the equipment distributed.

At June 30, 2012, approximately 40.8% of our long-lived assets, excluding financial assets, were located in the U.S., approximately 40.0% were located in Costa Rica, 15.5% were located in Japan and less than 5.0% were located in our remaining geographies. At December 31, 2011, approximately 44.8% of our long-lived assets, excluding financial assets, were located in the U.S., approximately 30.2% were located in Costa Rica, 20.7% were located in Japan, and less than 5.0% were located in our remaining geographies.

At June 30, 2012 and December 31, 2011, goodwill of $2.5 million has been allocated entirely to our medical segment and relates to our U.S. operations.

6. Income Taxes

Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain discrete items. The Company recorded income tax expense of $2.2 million and $1.0 million for the six months ended June 30, 2012 and 2011, respectively. The effective income tax rate for the six months ended June 30, 2012 and 2011 were 37.8% and 14.4%. The Company updates its annual effective income tax rate each quarter and if the estimated effective income tax rate changes, a cumulative adjustment is made. The annual effective income tax rate for 2012 is expected to be higher than the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, estimates for certain non-deductible expenses and foreign rate differentials. At the end of 2011, the federal research and development credit expired and has not yet been extended for 2012. If the research and development credit is extended, the annual effective tax rate for 2012 is expected to be lower than the U.S. federal statutory rate of 35%. There was no material change to the Company's unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three and six months ended June 30, 2012.

7. Subsequent Events
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
Overview
We design, develop, manufacture and sell a broad suite of precision guided therapy tools including intravascular ultrasound, or IVUS, and fractional flow reserve, or FFR, products. We believe that these products enhance the diagnosis and treatment of vascular heart disease by improving the efficiency and efficacy of existing percutaneous interventional, or PCI, therapy procedures in the coronary or peripheral arteries. We market our products to physicians and technicians who perform PCI procedures in hospitals and to other personnel who make purchasing decisions on behalf of hospitals.
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
Through Axsun Technologies, Inc., or Axsun, one of our wholly owned subsidiaries, we also develop and manufacture optical monitors for the telecommunications industry, laser and non-laser light sources, and optical engines used in the medical OCT imaging systems and advanced photonic components and sub-systems used in spectroscopy and other industrial applications. We believe Axsun's proprietary OCT technology will provide us competitive advantages in the invasive imaging sector.
We have infrastructure in the U.S., Europe, Japan and Costa Rica. Our corporate office is located in California, U.S. Our manufacturing operations are located in California and Massachusetts, U.S. and Alajuela, Costa Rica. We have research and development facilities in California, Massachusetts, Ohio and Georgia. We have sales offices in the U.S. and Japan; sales and distribution offices in Belgium and South Africa; and third-party distribution facilities in Japan.
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
At June 30, 2012, we had a worldwide installed base of over 7,300 consoles. We intend to grow and leverage this installed base to drive recurring sales of our single-procedure disposable catheters and guide wires. In the six months ended June 30, 2012, the sale of our single-procedure disposable catheters and guide wires accounted for $148.2 million, or 82.1% of our medical segment revenues, a $19.3 million, or 15.0% increase from the same period in 2011, in which the sale of our single-procedure disposable catheters and guide wires accounted for $128.9 million, or 81.4% of our medical segment revenues.
In the six months ended June 30, 2012 and 2011, 46.7% and 47.6%, respectively, of our revenues and 23.0% and 22.9%, respectively, of our operating expenses were denominated in various non-U.S. dollar currencies, primarily the Japanese yen, or yen, and the euro. We expect that a significant portion of our revenue and operating expenses will continue to be denominated in non-U.S. dollar currencies. As a result, we are subject to risks related to fluctuations in foreign currency exchange rates, which could affect our operating results in the future. If our yen or euro denominated sales exceed our yen or euro denominated costs, and the U.S. dollar strengthens relative to the yen or euro, there is an adverse effect on our results of operations. Conversely, if the U.S. dollar weakens relative to the yen or euro, there is a positive effect on our results of operations. For example, the average exchange rate of one U.S. dollar to yen decreased 2.9% from 81.71 in the six months ended June 30, 2011 to 79.34 in the six months ended June 30, 2012, which resulted in a net positive impact to our operational results in the amount of approximately $1.1 million. On the other hand, the average exchange rate of one euro to U.S. dollar decreased 6.4% from 1.41 in the six months ended June 30, 2011 to 1.32 in the six months ended June 30, 2012, which resulted in a net negative impact to our operational results in the amount of approximately $1.4 million.
We manufacture consoles and disposables at our facility in Rancho Cordova, California. During the second quarter of 2012, we received FDA clearance and commenced manufacturing of disposables at our new plant in Costa Rica. We use third-party manufacturing partners to produce circuit boards and mechanical sub-assemblies used in the manufacture of our consoles. We also use third-party manufacturing partners for certain proprietary components used in the manufacture of our single-procedure disposable products. We perform incoming inspection on these circuit boards, mechanical sub-assemblies and components, assemble them into finished products, and test the final product to assure quality control.
External Factors

The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act were enacted into law in the U.S. on March 23, 2010. The legislation imposes on medical device manufacturers a 2.3 percent excise tax on U.S. sales of Class I, II and III medical devices beginning January 1, 2013. We are continuing to evaluate this legislation and its potential impact on the Company and it may adversely affect our business and results of operations.
The economic conditions in many countries and regions where we generate our revenues remain uncertain. The challenging global economic conditions have also led to concerns over the solvency of certain European Union member states, including Greece, Ireland, Italy, Portugal and Spain. As of June 30, 2012, the total outstanding accounts receivable from customers in these countries was less than 5% of our total outstanding accounts receivable. If our customers do not obtain or do not have access to the necessary capital to operate their businesses, or are otherwise adversely affected by any deterioration in national and worldwide economic conditions, this could result in reductions in the sales of our products, longer sales cycles and slower adoption of new technologies by our customers, which would materially and adversely affect our business. In addition, our customers' and suppliers' liquidity, capital resources and credit may be adversely affected by their relative ability or inability to obtain capital and credit, which could adversely affect our ability to collect on our outstanding invoices and lengthen our collection cycles, or limit our timely access to important sources of raw materials necessary for the manufacture of our consoles and catheters.
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
Revenues. We derive our revenues from two reporting segments: medical and industrial. Our medical segment represents our core business, in which we derive revenues primarily from the sale of our consoles and single-procedure disposables. Our industrial segment derives revenues related to the sales of micro-optical spectrometers and optical channel monitors to telecommunications and other industrial companies. In the six months ended June 30, 2012, we generated $185.7 million of revenues which is composed of $180.5 million from our medical segment and $5.2 million from our industrial segment. In the six months ended June 30, 2012, 10.4% of our medical segment revenues were derived from the sale of our consoles, as compared with 12.4% in the six months ended June 30, 2011. In the six months ended June 30, 2012, IVUS single-procedure disposables accounted for 58.2% of our medical segment revenues, compared to 61.6% during the same period in 2011, while in the six months ended June 30, 2012, 23.9% of our medical segment revenues were derived from the sale of our FFR single-procedure disposables, as compared with 19.8% in the six months ended June 30, 2011. Other revenues consist primarily of revenue from rental revenues, service and maintenance revenues, other medical revenues, shipping and handling revenues, sales of distributed products, spare parts sales, and license fees.
We expect to continue to experience variability in our quarterly revenues from console sales due in part to the timing of hospital capital equipment purchasing decisions. Further, we expect variability of our revenues based on the timing of our new product introductions, which may cause our customers to delay their purchasing decisions until the new products are commercially available.

Our medical segment sales are generated by our direct sales representatives or through independent distributors and are shipped throughout the world from facilities in California, Massachusetts, Belgium, Japan and South Africa. Our industrial segment sales are generated by our direct sales representatives or through independent distributors and these products are shipped primarily to telecommunications and industrial companies domestically and abroad from our facility in Massachusetts.
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
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and other related costs for personnel serving the sales, administrative and marketing functions. Other costs include stock-based compensation expense, professional fees for legal and accounting services, travel and entertainment expenses, facility costs, trade shows, training and other promotional expenses. Due to ongoing litigation, legal expenses tend to be somewhat unpredictable in their timing and amount. We expect that our selling, general and administrative expenses will increase as we continue to expand our sales force and marketing efforts and invest in the necessary infrastructure to support our continued growth.
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
Exchange Rate Gain (Loss). Exchange rate loss is comprised of foreign currency transaction and remeasurement gains and losses, net, and the effect of changes in value and net settlements of our foreign currency forward contracts.
Income Tax Expense. Our effective tax rate is a blended rate resulting from the composition of taxable income in the global jurisdictions in which we conduct business. We apply the “with and without method — direct effects only”, in accordance with authoritative guidance, with respect to recognition of stock option excess tax benefits within stockholders equity (additional paid in capital). Therefore, provision for domestic income taxes is determined utilizing projected federal and state taxable income before the application of deductible excess tax benefits attributable to stock option exercises.

The Company carries a valuation allowance on net operating loss and other deferred tax assets in certain international jurisdictions.  Realization is dependent on generating sufficient taxable income and other available positive and negative evidence.  Management's assessment of the recoverability of these deferred tax assets may increase in the near term based on estimates of future taxable income in these specific jurisdictions, which may result in a reduction in the related valuation allowance, perhaps as soon as the third or fourth quarter of 2012.

Results of Operations

The following table sets forth items derived from our unaudited condensed consolidated statements of operations for the three months ended June 30, 2012 and 2011, presented in both absolute dollars (in thousands) and as a percentage of revenues:

	Three Months Ended June 30,				Changes
	2012		2011		$	%
Revenues	$95,373	100.0%	$84,036	100.0%	$11,337	13.5%
Cost of revenues, excluding amortization of intangibles	31,976	33.5	26,763	31.8	5,213	19.5
Gross profit	63,397	66.5	57,273	68.2	6,124	10.7
Operating expenses:
Selling, general and administrative	41,991	44.0	35,488	42.2	6,503	18.3
Research and development	13,879	14.6	13,321	15.9	558	4.2
Amortization of intangibles	888	0.9	858	1.0	30	3.5
Total operating expenses	56,758	59.5	49,667	59.1	7,091	14.3
Operating income	6,639	7.0	7,606	9.1	(967)	(12.7)
Interest income	203	0.2	232	0.3	(29)	(12.5)
Interest expense	(1,677)	(1.8)	(2,056)	(2.4)	379	(18.4)
Exchange rate gain (loss)	74	0.1	(291)	(0.3)	365	(125.4)
Other income (expense), net	88	0.1	—	—	88	—
Income before income taxes	5,327	5.6	5,491	6.7	(164)	(3.0)
Income tax expense	2,028	2.1	603	0.7	1,425	236.3
Net income	$3,299	3.5%	$4,888	6.0%	$(1,589)	(32.5)%

The following table sets forth items derived from our unaudited condensed consolidated statements of operations for the six months ended June 30, 2012 and 2011, presented in both absolute dollars (in thousands) and as a percentage of revenues:

	Six Months Ended June 30,				Changes
	2012		2011		$	%
Revenues	$185,733	100.0%	$165,031	100.0%	$20,702	12.5%
Cost of revenues, excluding amortization of intangibles	61,549	33.1	54,637	33.1	6,912	12.7
Gross profit	124,184	66.9	110,394	66.9	13,790	12.5
Operating expenses:
Selling, general and administrative	86,336	46.5	70,948	43.0	15,388	21.7
Research and development	27,528	14.8	26,409	16.0	1,119	4.2
Amortization of intangibles	1,760	0.9	1,712	1.0	48	2.8
Total operating expenses	115,624	62.2	99,069	60.0	16,555	16.7
Operating income	8,560	4.7	11,325	6.9	(2,765)	(24.4)
Interest income	433	0.2	475	0.3	(42)	(8.8)
Interest expense	(3,149)	(1.7)	(4,061)	(2.5)	912	(22.5)
Exchange rate gain (loss)	(101)	(0.1)	(679)	(0.4)	578	(85.1)
Other income (expense), net	(8)	—	(1)	—	(7)	700.0
Income before income taxes	5,735	3.1	7,059	4.3	(1,324)	(18.8)
Income tax expense	2,165	1.2	1,015	0.6	1,150	113.3
Net income	$3,570	1.9%	$6,044	3.7%	$(2,474)	(40.9)%

The following table sets forth our revenues by segment and product expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
Medical segment:
Consoles	$10,735	$9,779	$956	9.8%	$18,850	$19,710	$(860)	(4.4)%
Single-procedure disposables:
IVUS	51,624	50,006	1,618	3.2	105,108	97,625	7,483	7.7
FFR	22,930	16,601	6,329	38.1	43,068	31,301	11,767	37.6
Other	6,839	4,907	1,932	39.4	13,460	9,769	3,691	37.8
Sub-total medical segment	92,128	81,293	10,835	13.3	180,486	158,405	22,081	13.9
Industrial segment:	3,245	2,743	502	18.3	5,247	6,626	(1,379)	(20.8)
	$95,373	$84,036	$11,337	13.5%	$185,733	$165,031	$20,702	12.5%
The following table sets forth our revenues by geography expressed as dollar amounts (in thousands) and the changes in revenues in the specified periods expressed as percentages:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
Revenues (1):
United States	$44,692	$37,902	$6,790	17.9%	$86,069	$74,237	$11,832	15.9%
Japan	29,538	25,096	4,442	17.7	60,327	49,807	10,520	21.1
Europe, the Middle East and Africa	15,352	16,821	(1,469)	(8.7)	29,016	30,897	(1,881)	(6.1)
Rest of world	5,791	4,217	1,574	37.3	10,321	10,090	231	2.3
	$95,373	$84,036	$11,337	13.5%	$185,733	$165,031	$20,702	12.5%
 _______________________

(1)
Revenues are attributed to geographies based on the location of the customer, except for shipments to original equipment manufacturers, which are attributed to the country of origin of the equipment distributed.

Comparison of Three Months Ended June 30, 2012 and 2011
Revenues. Overall, the increase in the medical segment revenue in the three months ended June 30, 2012 as compared with the same period in 2011 was driven by increased demand for our disposables, as well as higher revenues resulting from our direct sales efforts in Japan and favorable effects of foreign exchange rates related to the yen, partially offset by decreases in our revenues in Southern Europe, in particular Spain where we were in the process of transitioning from a distributor to a direct sales strategy. Additionally, the increases in FFR disposable revenues were primarily due to increased adoption of the technology based on clinical study data. The increase in other revenues is primarily due to higher sales of third-party products and higher service contract and rental revenues. We recognized increases in all our key geographic markets except for Europe. The Japanese market's growth is due to the continued success of our direct sales efforts and the favorable effect of foreign currency exchange related to the yen. The decrease in the European markets relates to the slowing economy in Europe, primarily Spain, and unfavorable impacts of foreign currency exchange rates to the euro.
Cost of Revenues. The increase in the cost of revenues in the three months ended June 30, 2012 as compared with the same period in 2011 was primarily due to higher sales volume along with unfavorable product mix. Gross margin was 66.5% of revenues in the three months ended June 30, 2012, decreasing from 68.2% of revenues in the three months ended June 30, 2011. This unfavorable change in gross margin was primarily the result of the product mix as well as the impact on pricing of a reimbursement decline in Japan.

Selling, General and Administrative. The increase in the three months ended June 30, 2012 as compared with the same period in 2011 was primarily due to higher variable costs for U.S. sales driven by higher sales volumes, and expansion of Japan and Europe sales and marketing organizations, including continued growth in our Japan operation to support our direct sales efforts there, and increased information technology and infrastructure expenses to support company growth.

Research and Development. The research and development expenses in the three months ended June 30, 2012 as compared with the same period in 2011 remained consistent.
Amortization of Intangibles. The amortization expense in the three months ended June 30, 2012 as compared with the same period in 2011 remained consistent.
Interest Income. The interest income in the three months ended June 30, 2012 as compared with the same period in 2011 remained consistent.
Interest Expense. The decrease in interest expenses in the three months ended June 30, 2012 as compared with the same period in 2011 was mainly due to more capitalized interest expense for the Costa Rica plant construction and global ERP system implementation during the three months ended June 30, 2012.
Exchange Rate Gain (Loss). During the three months ended June 30, 2012 and 2011 the impact of fluctuations in exchange rates was mitigated by our hedging practices. Through our hedging program we reduce the volatility of our exchange rate gains and losses resulting from the remeasurement of our intercompany receivable balances at current exchange rates.
Income Tax Expense. We recorded income tax expense in the three months ended June 30, 2012 of $2.0 million, compared to $603,000 for the three months ended June 30, 2011. The increase is mainly due to the release of the Company's valuation allowance in 2011, leading to the recognition of US tax expense in 2012, and expiration of the federal research and development credit as of December 31, 2011.
Comparison of Six Months Ended June 30, 2012 and 2011
Revenues. Overall, the increase in the medical segment revenue in the six months ended June 30, 2012 as compared with the same period in 2011 were driven by increased demand for our disposables, as well as higher revenues resulting from our direct sales efforts in Japan and favorable impacts of foreign exchange rates related to the yen, partially offset by decreases in our revenues in Southern Europe, in particular Spain where we were in the process of transitioning from a distributor to a direct sales strategy. Additionally, the increases in FFR disposable revenues were primarily due to the broader availability of FFR technology as this functionality has been incorporated into our multi-modality console, and in conjunction with an increased adoption of the technology based on clinical study data. The revenue decreases related to our consoles resulted from decreased sales of console units, which is due to the timing of hospital capital equipment purchasing decisions and negative impact of the slowing economy in Europe. The decrease in industrial segment revenues results from lower sales to our international telecommunications customers due to the telecommunications industry's cyclical nature. The increase in other revenues is primarily due to higher sales of third-party products and higher service contract and rental revenues. We recognized increases in revenues across all our key geographic markets except for Europe. The Japanese market's growth is due to the continued success of our direct sales efforts and the favorable impact of foreign currency exchange related to the yen. The decrease in the European markets relates to the slowing economy in Europe, primarily Spain, and unfavorable impacts of foreign currency exchange rates to the euro.
Cost of Revenues. The increase in the cost of revenues in the six months ended June 30, 2012 as compared with the same period in 2011 was primarily due to higher sales volume. Gross margin was 66.9% of revenues in the six months ended June 30, 2012, which is consistent with the same period in 2011.

Selling, General and Administrative. The increase in the six months ended June 30, 2012 as compared with the same period in 2011 was primarily due to the expansion of our Costa Rica general and administrative activities during the pre-production phase, higher variable costs for U.S. sales driven by higher sales volumes and expansion of Japan and Europe sales and marketing organizations, including continued growth in our Japan operation to support our direct sales efforts there, and increased information technology and infrastructure expenses to support company growth.
Research and Development. The increase in research and development expenses in the six months ended June 30, 2012 as compared with the same period in 2011 was primarily due to increased spending on various product development projects and activities supporting other acquired technologies.
Amortization of Intangibles. The amortization expense in the six months ended June 30, 2012 as compared with the same period in 2011 remained consistent.
Interest Income. The interest income in the six months ended June 30, 2012 as compared with the same period in 2011 remained consistent.
Interest Expense. The decrease in interest expenses in the six months ended June 30, 2012 as compared with the same period in 2011 was mainly due to more capitalized interest expense for the Costa Rica plant construction and global ERP system implementation during the six months ended June 30, 2012.
Exchange Rate Loss. During the six months ended June 30, 2012 and 2011 the impact of fluctuations in exchange rates was mitigated by our hedging practices. Through our hedging program we reduce the volatility of our exchange rate gains and losses resulting from the remeasurement of our intercompany receivable balances at current exchange rates.
Income Tax Expense. We recorded income tax expense in the six months ended June 30, 2012 of $2.2 million, compared to $1.0 million for the six months ended June 30, 2011. The increase is mainly due to the release of the Company's valuation allowance in 2011, leading to the recognition of US tax expense in 2012, and expiration of the federal research and development credit as of December 31, 2011.

Liquidity and Capital Resources
Sources of Liquidity
Historically, our sources of cash have included:

•
issuance of equity and debt securities, including underwritten public offerings of our common stock and convertible bonds; cash generated from the exercise of stock options and participation in our employee stock purchase plan;

•	cash generated from operations, primarily from product sales.
Our historical cash outflows have primarily been associated with:

•	cash used for operating activities such as the purchase and growth of inventory, expansion of our sales and marketing and research and development infrastructure and other working capital needs;

•	expenditures related to increasing our manufacturing capacity and improving our manufacturing efficiency;

•	capital expenditures related to the acquisition of equipment that we own and place at our customer premises and other fixed and intangible assets;

•	cash used for interest expense related to our debt obligations; and

•	cash used for acquisitions.
Fluctuations in our working capital due to timing differences of our cash receipts and cash disbursements also impact our cash inflows and outflows.
At June 30, 2012, our cash and cash equivalents and investments totaled $254.9 million, as compared to $250.3 million at December 31, 2011. We invest our excess funds in short-term and long-term securities issued by corporations, banks, the U.S. government, municipalities, and financial holding companies and in money market funds comprised of U.S. Treasury and agency securities.
At June 30, 2012, our accumulated deficit was $86.4 million, as compared to $89.9 million at December 31, 2011. We achieved profitability in the years ended December 31, 2011 and 2010. During the six months ended June 30, 2012 and 2011, our business generated approximately $28.1 million and $14.5 million in cash flows from operating activities, respectively.
Cash Flows (in thousands)

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	28,055	14,501
Net cash used in investing activities	(90,949)	(32,457)
Net cash provided by financing activities	7,286	9,828
Effect of exchange rate changes on cash and cash equivalents	(306)	132
Net change in cash and cash equivalents	(55,914)	(7,996)
Cash flows for the six months ended June 30, 2012 and 2011
Cash Provided by Operating Activities. Cash provided by operating activities of $28.1 million for the six months ended June 30, 2012 reflected our net income of $3.6 million, adjusted for non-cash expenses of $12.9 million of depreciation and amortization, including amortization or accretion of investment premium or discount, $7.5 million of stock-based compensation expense and $2.5 million of accretion of debt discount on convertible notes. Additional sources of cash include an increase of accounts payable, accrued compensation and accrued expenses and other liabilities of $3.8 million. Uses of cash primarily included an increase of accounts receivable of $2.8 million related to increased sales and increase of inventories of $3.4 million related to forecast sales demand.
Cash provided by operating activities of $14.5 million for the six months ended June 30, 2011 reflected our net income of $6.0 million, adjusted for non-cash expenses of $12.9 million of depreciation and amortization, including amortization or accretion of investment premium or discount, $6.3 million of stock-based compensation expense and $2.3 million of accretion of debt discount on convertible notes. Uses of cash primarily included decreases in accrued expenses of $2.5 million primarily related to payments made to Fukuda Denshi Co., Ltd. pursuant to an agreement which terminated our distributor relationship with them during the fourth quarter of 2010, accrued compensation of $1.8 million, and increases in inventories of $6.3 million primarily related to forecast sales demand.
Cash Used in Investing Activities. Cash used in investing activities was $90.9 million in the six months ended June 30, 2012, resulting from approximately $177.7 million used to purchase investments, $27.7 million used for capital expenditures, including construction of our Costa Rica plant, capital expenditures for medical diagnostic equipment, manufacturing equipment and ERP system, and $1.9 million used for acquisition of intangible assets, including developed technologies and patents. Sources of cash included the sale or maturity of investments of $115.9 million.
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
Cash Provided by Financing Activities. Cash provided by financing activities was $7.3 million in the six months ended June 30, 2012, resulting primarily from proceeds of $5.4 million from employee exercises of common stock options and $1.9 million from the issuance of stock under our employee stock purchase plan.
Cash provided by financing activities was $9.8 million in the six months ended June 30, 2011, resulting primarily from proceeds of $8.1 million from employee exercise of common stock options and $1.8 million from the issuance of stock under our employee stock purchase plan.
Future Liquidity Needs
At June 30, 2012, we believe our current cash and cash equivalents and our available-for-sale investments will be sufficient to fund working capital requirements, capital expenditures (including the completion of the expansion of our manufacturing operations into Costa Rica and the completion of the implementation of a new enterprise resource planning system), and operations for at least the next 12 months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying dividends in the foreseeable future.
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
Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities.
Contractual Obligations
At June 30, 2012, there were no additional material contractual obligations other than the items detailed in Note 3 - “Commitments and Contingencies–Purchase Commitments” and those disclosed in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2011.

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

We do not carry significant inventory of transducers, substrates or scanner subassemblies. If we had to change suppliers, we expect that it would take 6 to 24 months to identify appropriate suppliers, complete design work and undertake the necessary inspections and testing before the new transducers, substrates and subassemblies would be available.
Interest Rate Risk
Our exposure to interest rate risk at June 30, 2012 is related to the investment of our excess cash into highly liquid financial investments as well as our convertible debt which has a fixed rate. Fixed rate investments and borrowing may have their fair market values adversely impacted from changes in interest rates.
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
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk related to our international sales and European and Japanese operations. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro and the yen, could adversely affect our financial results. During the six months ended June 30, 2012, 32.1% and 14.6% of our revenues were denominated in the yen and euro, respectively, and 13.0% and 10.0% of our operating expenses were denominated in the yen and euro, respectively. If our yen or euro denominated sales exceed our yen or euro denominated costs, and the U.S. dollar strengthens relative to the yen or euro, there is an adverse effect on our results of operations. Conversely, if the U.S. dollar weakens relative to the yen or euro, there is a positive effect on our results of operations. For example, the average exchange rate of one U.S. dollar to yen decreased 2.9% from 81.71 in the six months ended June 30, 2011 to 79.34 in the six months ended June 30, 2012, which resulted in a net positive impact to our operational results in the amount of approximately $1.1 million. On the other hand, the average exchange rate of one euro to U.S. dollar decreased 6.4% from 1.41 in the six months ended June 30, 2011 to 1.32 in the six months ended June 30, 2012, which resulted in a net negative impact to our operational results in the amount of approximately $1.4 million.
We use foreign currency forward contracts to manage a portion of the foreign currency exposure risk for foreign subsidiaries with monetary assets and liabilities denominated in the yen and the euro. We only use derivative instruments to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates; we do not hold any derivative financial instruments for trading or speculative purposes. We primarily use foreign currency forward contracts to hedge foreign currency exposures, and they generally have terms of one year or less. Realized and unrealized gains or losses on the value of financial contracts used to hedge the exchange rate exposure of these monetary assets and liabilities are also included in the determination of net income, as these transactions have not been designated for hedge accounting treatment. These contracts effectively fix the exchange rate at which these specific monetary assets and liabilities will be settled so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying monetary assets and liabilities. These contracts contain net settlement features. If we experience unfavorable changes in foreign exchange rates, we may be required to use material amounts of cash to settle the transactions which may adversely affect the operating results that we report with respect to the corresponding period. During the six months ended June 30, 2012 and 2011, we recorded exchange rate gains of $1.1 million and exchange rate losses of $1.7 million, respectively, related to our foreign exchange forward contracts.
We currently hold foreign currency forward contracts with two counterparties. The bank counterparties in these contracts expose us to credit-related losses in the event of their nonperformance. However, to mitigate that risk, we only contract with counterparties who meet our minimum credit quality guidelines.
Market Price Sensitive Instruments
In order to reduce the potential equity dilution as a result of our Notes, we entered into a convertible note hedge transaction (the Hedge) entitling us to purchase up to 3.9 million shares of our common stock at an initial stock price of $29.64 per share, subject to adjustment. Upon conversion of our Notes, the Hedge is expected to reduce the equity dilution if the daily volume-weighted average price per share of our common stock exceeds the strike price of the Hedge. We also entered into warrant transactions with the counterparties of the Hedge entitling them to acquire up to 3.9 million shares of our common stock, subject to adjustment, at an initial strike price of $34.875 per share, subject to adjustment. The warrant transactions could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given measurement period (the quarter or year to date period) at maturity of the warrants exceeds the strike price of the warrants. In addition, non-performance by the counterparties under the Hedge would potentially expose us to dilution of our common stock to the extent our stock price exceeds the conversion price. See Note 2 to our unaudited condensed consolidated financial statements “Financial Statement Details—Convertible Debt” for additional information.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, at June 30, 2012, our disclosure controls and procedures were effective.
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
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 3 - “Commitments and Contingencies– Litigation” of our notes to unaudited condensed consolidated financial statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

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

*The risks inherent in our international operations may adversely impact our revenues, results of operations and financial condition.
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
In addition, we face risks associated with potential increased costs associated with overlapping tax structures, including the tax costs associated with repatriating cash. For example, the Obama Administration has announced legislative proposals to tax profits of U.S. companies earned abroad. We derive a significant portion of our revenues from our international operations, and while it is impossible for us to predict whether these and other proposals will be implemented, or how they will ultimately impact us, they may materially impact our results of operations if, for example, any future potential profits earned abroad are subject to U.S. income tax, or we are otherwise disallowed deductions as a result of any such profits.
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
*Competition from companies, particularly those that have longer operating histories and greater resources than us, may harm our business.
The medical device industry, including the market for IVUS and FFR products, is highly competitive, subject to rapid technological change and significantly affected by new product introductions and market activities of other participants. As a result, even if the size of the IVUS and FFR market increases, we can make no assurance that our revenues will increase. In addition, as the markets for medical devices, including IVUS and FFR products, develop, additional competitors could enter the market. To compete effectively, we will need to continue to demonstrate that our products are attractive relative to alternative devices and treatments. We believe that our continued success depends on our ability to:

•	innovate and maintain scientifically advanced technology;

•	apply our technology across products and markets;

•	develop proprietary products;

•	successfully conduct, sponsor or participate in clinical studies that expand our markets;

•	obtain and maintain patent protection for our innovative technologies and products;

•	obtain and maintain regulatory clearance or approvals;

•	manufacture cost-effectively and with consistently adequate quality;

•	successfully market our products; and

•	attract and retain skilled personnel.
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
We are currently developing new products as well as product enhancements with respect to our existing products. We have in the past experienced, and may again in the future experience, delays in various phases of product development and commercial launch, including during research and development, manufacturing, limited release testing, marketing and customer education efforts. In particular, developing and integrating products and technologies of acquired businesses is time consuming and has in the past resulted, and may again in the future result, in longer developmental timelines than we initially anticipated. We are currently engaged in ongoing litigation with LightLab Imaging, Inc., or LightLab, in Delaware Chancery Court regarding our (a) High Definition Swept Source non-laser light source and (b) Volcano's efforts to develop and/or obtain a laser light source from third parties. LightLab is a wholly-owned subsidiary of St. Jude. Depending on the outcome of this litigation, we may experience delays in the commercial launch of our OCT imaging systems. Any delays in our product launches may significantly impede our ability to successfully compete in our markets and may reduce our revenues.
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

We may also encounter risks, costs and expenses associated with any undisclosed or other unanticipated liabilities, use more cash and other financial resources on integration and implementation activities than we expect or incur significant costs and expenses related to litigation with counterparties to such transactions, such as the lawsuit filed against us in federal district court on March 27, 2012 alleging claims for breach of contract, breach of fiduciary duty, and breach of the implied covenant of good faith and fair dealing based on our acquisition of CardioSpectra, Inc. in 2007. In addition, any amortization or other charges resulting from acquisitions could negatively impact our operating results.

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
We do not engage in foreign currency hedging arrangements for our revenues or operating expenses, and, consequently, foreign currency fluctuations may adversely affect our revenues and earnings. During the fiscal six months ended June 30, 2012, 32.1% and 14.6% of our revenues were denominated in the yen and euro, respectively, 13.0% of our operating expenses were denominated in the yen and 10.0% of our operating expenses were denominated in the euro. Commencing October 2009, we began using foreign currency forward contracts to manage a portion of the foreign currency risk related to our intercompany receivable balances with our foreign subsidiaries whose functional currencies are the euro and yen. We cannot be assured our hedges will be effective or that the costs of the hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro and the yen, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results. In periods of a strengthening U.S. dollar relative to the yen or a weakening U.S. dollar relative to the euro, we would record less revenue and our results of operations could be negatively impacted.
General national and worldwide economic conditions may materially and adversely affect our financial performance and results of operations.
Our operations and performance depend significantly on national and worldwide economic conditions and the resulting impact on purchasing decisions and the level of spending on our products by customers in the geographic markets in which our IVUS and FFR and other products are sold or distributed. These economic conditions remain challenging in many countries and regions, including without limitation the U.S., Japan, Europe, the Middle East and Africa, where we have generated most of our revenues. In the U.S., the recovery from the recent recession has been below historic averages and the unemployment rate is expected to remain high for some time. Inflation has fallen over the last several years, but is now rising, and central banks around the world have begun tightening monetary conditions to attempt to control inflation. The March 2011 tsunami and associated events in Japan negatively impacted many of our customers, as well as the conditions in which our Tokyo-based subsidiary operates. Such events may also result in a downturn in Japan’s economy as a whole, which may adversely affect our ability to conduct business in Japan. The challenging global economic conditions have also led to concerns over the solvency of certain European Union member states, including Greece, Ireland, Italy, Portugal and Spain. On August 5, 2011, Standard & Poor’s downgraded the U.S. credit rating to AA+ from its top rank of AAA, and the current U.S. debt ceiling and budget deficit concerns have increased the possibility of other credit-rating agency downgrades that could have a material adverse effect on the financial markets and economic conditions in the U.S. and throughout the world. Likewise, the political unrest in the Middle East may have adverse consequences to the global economy or to our customers in the Middle East, which could negatively impact our business. In any event, uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. If our customers do not obtain or do not have access to the necessary capital to operate their businesses, or are otherwise adversely affected by the deterioration in national and worldwide economic conditions, this could result in reductions in the sales of our products, longer sales cycles and slower adoption of new technologies by our customers, which would materially and adversely affect our business. We experienced declines in the number of PCI procedures performed (and related reductions in sales of our IVUS products) and in sales of our non-medical products to telecommunications and industrial companies during 2011 due to, in part, the then-prevailing economic conditions. In addition, our customers’, distributors’ and suppliers’ liquidity, capital resources and credit may be adversely affected by their relative ability or inability to obtain capital and credit, which could adversely affect our ability to collect on our outstanding invoices or lengthen our collection cycles, distribute our products or limit our timely access to important sources of raw materials necessary for the manufacture of our consoles and catheters.
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
Historically, a significant portion of our annual revenues have been derived from sales to our Japanese distributors. In 2011, we completed the termination of our distributor relationships in Japan and fully transitioned to a direct sales force in Japan. There is no assurance that we will be successful in our transition to a direct sales force in Japan and that we will be able to continue to successfully place, sell and service our products in Japan through a direct sales force or to successfully insure the growth of our direct sales force that may be needed in the future. Our challenges and potential risks in connection with expanding our direct sales force in Japan include, but are not limited to, (a) the successful retention and servicing of current dealers and customers in Japan, (b) strong market adoption of our technology in Japan, (c) the achievement of our growth and market development strategies in Japan, (d) our ability to recruit, train and retain an expanded direct sales force in Japan, and (e) the effect of the 2011 earthquake, tsunami and nuclear power plant meltdown in Japan on operating conditions as well as end-user demand. In addition, we may incur significant additional expenses and reduced revenues. Our efforts to successfully expand our direct sales strategy in Japan or the failure to achieve our sales objectives in Japan may adversely impact our revenues, results of operations and financial condition and negatively impact our ability to sustain and grow our business in Japan.
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
We rely on a number of sole source suppliers to supply transducers, substrates and processing for our scanners used in our catheters. We do not carry significant inventory of transducers, substrates or scanner subassemblies. If we had to change suppliers, we expect that it would take 6 to 24 months to identify appropriate suppliers, complete design work and undertake the necessary inspections and testing before the new transducers and substrates would be available. We are not parties to supply agreements with these suppliers but instead use purchase orders as needed.
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
*We are constructing facilities in Costa Rica, may encounter a number of challenges relating to the construction, management and operation of such facilities, and the expansion has and will continue to increase our fixed costs, which may have a negative impact on our financial results and condition.
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

During the second quarter of 2012, we received regulatory approval to ship product from our Costa Rica facility to the United States. We will need to obtain a number of additional regulatory approvals prior, and subsequent, to shipping products from this facility to other geographies. Our ability to obtain these approvals may be subject to additional costs and possible delays beyond what we initially plan for. In addition, our manufacturing facilities, and those of our suppliers, must comply with applicable regulatory requirements. Failure of our manufacturing facilities to comply with regulatory and quality requirements would harm our business and our results of operations.
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
*If our facilities or systems are damaged or destroyed, we may experience delays that could negatively impact our revenues or have other adverse effects.
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
*We are dependent on our collaborations, and events involving these collaborations or any future collaborations could delay or prevent us from developing or commercializing products.
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
We have collaborations with a number of entities, including Medtronic, Inc., The Cleveland Clinic Foundation, General Electric Company, Siemens AG, and Philips Medical Systems Nederland B.V. In each collaboration, we combine our technology or core capabilities with those of the third party to permit either greater penetration into markets or to enhance the functionality of our current and planned products. We have limited control over the amount and timing of resources that our current collaborators or any future collaborators devote to our collaborations or potential products. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may not develop or commercialize products that arise out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing or sale of these products. Moreover, in the event of termination of a collaboration agreement, we may not realize the intended benefits or we may not be able to replace the arrangement on comparable terms or at all.
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
Our success largely depends on the skills, experience and efforts of our officers and other key employees who may terminate their employment at any time. The loss of any of our senior management team, in particular our President and Chief Executive Officer, R. Scott Huennekens, could harm our business. We have entered into employment contracts or similar agreements with R. Scott Huennekens; our Chief Financial Officer, John T. Dahldorf; our Executive Vice President, Global Sales, Jorge J. Quinoy; and Michel Lussier, Group President, Clinical Affairs and EMEAI, but these agreements do not guarantee that they will remain employed by us in the future. The announcement of the loss of one of our key employees could negatively affect our stock price. Our ability to retain our skilled workforce and our success in attracting and hiring new skilled employees will be a critical factor in determining whether we will be successful in the future. We face challenges in hiring, training, managing and retaining employees in certain areas including clinical, technical, sales and marketing. This could delay new product development and commercialization, and hinder our marketing and sales efforts, which would adversely impact our competitiveness and financial results.
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
The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture that could affect patient safety. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious adverse health consequences or death. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found or suspected. For example, in 2010 we recalled our Xtract catheter in circumstances where no patient safety incident was reported but where we had evidence that the device’s integrity could be compromised under certain storage conditions. A government-mandated recall or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other issues. Recalls, which include corrections as well as removals, of any of our products would divert managerial and financial resources and could have an adverse effect on our financial condition, harm our reputation with customers, and reduce our ability to achieve expected revenues.
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
We are unable to predict at this time the impact of such recently enacted federal healthcare reform legislation on the medical device industry in general, or on us in particular, and what, if any, additional legislation or regulation relating to the medical device industry may be enacted in the future. An expansion in the government’s role in the U.S. healthcare industry may cause general downward pressure on the prices of medical device products, lower reimbursements for procedures using our products, reduce medical procedure volumes and adversely affect our business and results of operations. Although we cannot predict the many ways that the federal healthcare reform laws might affect our business, we will be subject to the 2.3% excise tax scheduled to take effect in 2013. It is unclear whether and to what extent, if at all, other anticipated developments resulting from the federal healthcare reform legislation, such as an increase in the number of people with health insurance and an increased focus on preventive medicine, may provide us additional revenue to offset this excise tax. If additional revenue does not materialize, or if our efforts to offset the excise tax through spending cuts or other actions are unsuccessful, the increased tax burden would adversely affect our financial performance, which in turn could cause the price of our stock to decline. In addition, a number of foreign governments are also considering or have adopted proposals to reform their healthcare systems. Because a significant portion of our revenues from our operations is derived internationally, if significant reforms are made to the healthcare systems in other jurisdictions, our sales and results of operations may be materially and adversely impacted.
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
Risks related to our intellectual property and litigation
*Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain.
Our success depends significantly on our ability to protect our intellectual property and proprietary technologies. Our policy is to obtain and protect our intellectual property rights. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our pending U.S. and foreign patent applications may not issue as patents or may not issue in a form that will be advantageous to us. Any patents we have obtained or will obtain may be challenged by re-examination, opposition or other administrative proceeding, or in litigation. Such challenges could result in a determination that the patent is invalid. In addition, competitors may be able to design alternative methods or devices that avoid infringement of our patents. To the extent our intellectual property protection offers inadequate protection, or is found to be invalid, we are exposed to a greater risk of direct competition. If our intellectual property does not provide adequate protection against our competitors’ products, our competitive position could be adversely affected, as could our business. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S. In addition, changes in U.S. patent laws could prevent or limit us from filing patent applications or patent claims to protect our products and/or technologies or limit the exclusivity periods that are available to patent holders. The Leahy-Smith America Invents Act, or the Leahy-Smith Act, includes a number of significant changes to U.S. patent law, including the transition from a “first-to-invent” system to a “first-to-file” system and changes to the way issued patents are challenged. These changes may favor larger and more established companies that have more resources than we do to devote to patent application filing and prosecution. The U.S. Patent and Trademark Office is currently developing regulations and procedures to administer the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until one year or 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will ultimately have on the cost of prosecuting our patent applications, our ability to obtain patents based on our discoveries and our ability to enforce or defend our issued patents. However, it is possible that in order to adequately protect our patents under the “first-to-file” system, we will have to allocate significant additional resources, including on additional personnel, to the establishment and maintenance of a new patent application process designed to be more streamlined and competitive in the context of the new “first-to-file” system, which would divert valuable resources from other areas of our business.
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
As of June 30, 2012, our directors, officers and principal stockholders (those holding more than 5% of our common stock) collectively controlled a significant portion of our outstanding common stock. To the extent our directors, officers and principal stockholders continue to hold a significant portion of our outstanding common stock, these stockholders, if they act together, would be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.
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

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information

(a) Michael C. Coyle resigned as a member of our Board of Directors effective August 1, 2012.

Item 6.	Exhibits

Exhibit Number	Description
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

 _______________________

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

Signature	Title	Date

/s/ John T. Dahldorf	Chief Financial Officer (principal financial officer, principal accounting officer and duly authorized officer)	August 3, 2012
John T. Dahldorf

Exhibit Index

Exhibit Number	Description of Exhibit
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
  _______________________

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