Form 10-Q
period 2012-09-30
Volcano Corp
filed 2012-11-07
CIK 1354217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2012
Common stock, $0.001 par value	53,900,233

VOLCANO CORPORATION
Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VOLCANO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$68,707	$107,016
Short-term available-for-sale investments	173,079	112,327
Accounts receivable, net	71,134	69,469
Inventories	49,392	41,306
Prepaid expenses and other current assets	19,797	19,939
Total current assets	382,109	350,057
Restricted cash	693	692
Long-term available-for-sale investments	17,348	30,919
Property and equipment, net	103,006	81,097
Intangible assets, net	15,865	15,245
Goodwill	2,487	2,487
Other non-current assets	17,463	16,227
Total assets	$538,971	$496,724
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,160	$12,911
Accrued compensation	18,655	20,251
Accrued expenses and other current liabilities	23,512	16,689
Deferred revenues	8,603	7,077
Current maturities of long-term debt	48	72
Total current liabilities	64,978	57,000
Convertible senior notes	99,238	95,663
Other long-term debt	38	74
Deferred revenues	3,719	3,168
Other non-current liabilities	1,801	1,582
Total liabilities	169,774	157,487
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, par value of $0.001; 10,000 shares authorized; no shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, par value of $0.001; 250,000 shares authorized at September 30, 2012 and December 31, 2011; 53,835 and 52,651 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	54	53
Additional paid-in capital	454,269	430,490
Accumulated other comprehensive loss	(747)	(1,382)
Accumulated deficit	(84,379)	(89,924)
Total stockholders’ equity	369,197	339,237
Total liabilities and stockholders’ equity	$538,971	$496,724
See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$93,656	$85,767	$279,389	$250,798
Cost of revenues, excluding amortization of intangibles	33,248	29,538	94,797	84,175
Gross profit	60,408	56,229	184,592	166,623
Operating expenses:
Selling, general and administrative	40,699	36,034	127,035	106,982
Research and development	13,032	13,928	40,560	40,337
Amortization of intangibles	710	860	2,470	2,572
Total operating expenses	54,441	50,822	170,065	149,891
Operating income	5,967	5,407	14,527	16,732
Interest income	223	226	656	701
Interest expense	(1,844)	(1,834)	(4,993)	(5,895)
Exchange rate loss	(218)	(502)	(319)	(1,181)
Other expense, net	(23)	—	(31)	(2)
Income before income tax	4,105	3,297	9,840	10,355
Income tax expense	2,130	669	4,295	1,684
Net income	$1,975	$2,628	$5,545	$8,671
Net income per share:
Basic	$0.04	$0.05	$0.10	$0.17
Diluted	$0.04	$0.05	$0.10	$0.16
Shares used in calculating net income per share:
Basic	53,659	52,517	53,309	52,188
Diluted	55,265	54,947	55,097	54,605
See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$1,975	$2,628	$5,545	$8,671
Other comprehensive income:
Foreign currency translation adjustments	51	1,129	546	1,701
Changes in unrealized gain or loss on available-for-sale investments	100	(123)	89	(17)
Other comprehensive income	151	1,006	635	1,684
Comprehensive income	$2,126	$3,634	$6,180	$10,355
See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2011	52,651	$53	$430,490	$(1,382)	$(89,924)	$339,237
Issuance of common stock under equity plans	1,184	1	12,287	—	—	12,288
Employee stock-based compensation cost	—	—	11,492	—	—	11,492
Net income	—	—	—	—	5,545	5,545
Other comprehensive income	—	—	—	635	—	635
Balance at September 30, 2012	53,835	$54	$454,269	$(747)	$(84,379)	$369,197
See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net income	$5,545	$8,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,448	17,159
Amortization of investment premium, net	2,023	2,727
Accretion of debt discount on convertible senior notes	3,700	3,470
Non-cash stock-based compensation expense	11,428	9,605
Other non-cash adjustments	2,502	80
Changes in operating assets and liabilities:
Accounts receivable	(2,119)	(2,942)
Inventories	(7,467)	(4,624)
Prepaid expenses and other assets	(1,840)	(2,349)
Restricted cash	(7)	(89)
Accounts payable	(521)	(1,519)
Accrued compensation	(1,573)	(2,642)
Accrued expenses and other liabilities	6,077	(7,964)
Deferred revenues	2,088	970
Net cash provided by operating activities	37,284	20,553
Investing activities
Purchase of short-term and long-term available-for-sale investments	(237,669)	(255,261)
Sale or maturity of short-term and long-term available-for-sale investments	188,556	266,363
Capital expenditures	(36,589)	(30,374)
Cash paid for intangible assets and other investments	(3,107)	(1,673)
Proceeds from foreign currency exchange contracts	1,187	1,164
Payment for foreign currency exchange contracts	(215)	(3,962)
Net cash used in investing activities	(87,837)	(23,743)
Financing activities
Repayment of debt	(68)	(46)
Proceeds from sale of common stock under employee stock purchase plan	3,880	3,555
Proceeds from exercise of common stock options	8,408	9,065
Net cash provided by financing activities	12,220	12,574
Effect of exchange rate changes on cash and cash equivalents	24	278
Net (decrease) increase in cash and cash equivalents	(38,309)	9,662
Cash and cash equivalents, beginning of period	107,016	43,429
Cash and cash equivalents, end of period	$68,707	$53,091
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,326	$3,391
Cash paid for income taxes	$2,337	$842

See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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
Our IVUS products include single-procedure disposable phased array and rotational IVUS imaging catheters, the VIBE RX image-guided therapy device, and additional functionality options such as virtual histology tissue characterization, and ChromaFlo stent apposition analysis. Our FFR offerings can be accessed through our multi-modality platforms, and we also provide FFR-only consoles. Our FFR disposables are single-procedure disposable pressure and flow guide wires used to measure the pressure and flow characteristics of blood around plaque enabling physicians to gauge the plaque's physiological impact on blood flow and pressure. We are developing additional offerings for integration into the platform, including adenosine-free Instant wave-free ratio FFR, forward-looking IVUS catheters, Forward-Looking Intra-Cardiac Echo catheters, Focal Acoustic Computed Tomography catheters and ultra-high resolution Optical Coherence Tomography, or OCT, systems and catheters.
We also develop and manufacture optical monitors for the telecommunications industry, laser and non-laser light sources, and optical engines used in the medical OCT imaging systems and advanced photonic components and sub-systems used in spectroscopy and other industrial applications.
The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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
Our potentially dilutive shares include outstanding common stock options, restricted stock units, performance-based restricted stock units, incremental shares issuable upon the conversion of the Notes, or exercise of the warrants relating to the Notes (See Note 2 “Financial Statement Details — Convertible Debt”). Such potentially dilutive shares are excluded when the effect would be anti-dilutive or if the underlying obligation will be settled in cash as discussed in the following paragraph. We also exclude the performance-based restricted stock units when those shares are not contingently issuable. For the three and nine months ended September 30, 2012, potentially dilutive shares totaling 2.0 million and 2.1 million, respectively, have not been included in the computation of diluted net income per share as the result would be anti-dilutive. For the three and nine months ended September 30, 2011, potentially dilutive shares totaling 57,000 and 19,100, respectively, have not been included in the computation of diluted net income per share as the result would be anti-dilutive.
For the three and nine months ended September 30, 2012, zero incremental shares related to the Notes were included in the computation of the diluted net income per common share. For the three and nine months ended September 30, 2011, 49,000 and zero shares, respectively, related to the Notes were included in the computation of the diluted net income per common share. The shares were included in the computation for months ended September 30, 2011 because the average market price of our common stock during the three months ended September 30, 2011 exceeded the conversion price of the Notes. Because the principal amount of the Notes will be settled in cash upon conversion if a conversion occurs, only the conversion spread relating to the Notes will be included in our calculation of diluted net income per common share. As such, the Notes will have no impact on diluted net income per common share until the price of our common stock exceeds the conversion price (initially $29.64, subject to adjustments) of the Notes. In addition, the diluted net income per common share does not include any incremental shares related to the exercise of the warrants for the three and nine months ended September 30, 2012 and 2011. The warrants will not have an impact on diluted net income per common share until the price of our common stock exceeds the strike price of the warrants (initially $34.875, subject to adjustments). When the market price of our stock exceeds the conversion price of the Notes or the strike price of the warrants, as applicable, we will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued upon conversion of the Notes or exercise of the warrants using the treasury stock method.
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

The basic and diluted net income per share calculations for the three and nine months ended September 30, 2012 and 2011 are as follows (in thousands, except per share data, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$1,975	$2,628	$5,545	$8,671
Weighted average common shares outstanding for basic	53,659	52,517	53,309	52,188
Dilutive potential common stock outstanding:
Stock options	1,376	2,001	1,481	2,023
Restricted stock units	222	361	300	380
Employee stock purchase plan	8	19	7	14
Convertible senior notes	—	49	—	—
Weighted average common shares outstanding for diluted	55,265	54,947	55,097	54,605
Net income per share:
Basic	$0.04	$0.05	$0.10	$0.17
Diluted	$0.04	$0.05	$0.10	$0.16
Recent Accounting Pronouncements

During the nine months ended September 30, 2012, there were no other new accounting pronouncements or updates to the recently issued accounting pronouncements disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2011, that would materially affect our results of operations, financial condition, liquidity or disclosures.

2. Financial Statement Details
Cash and Cash Equivalents and Available-for-Sale Investments
We invest our excess funds in securities issued by the U.S. government, corporations, banks, municipalities, financial holding companies and in money market funds comprised of these same types of securities. Our cash and cash equivalents and investments are placed with high credit quality financial institutions. Additionally, we diversify our investment portfolio in order to maintain safety and liquidity. As of September 30, 2012, all of our investments will mature within 23 months. These investments are recorded at their estimated fair value including accrued interest receivable, with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss.
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
During the three and nine months ended September 30, 2012 and 2011, no transfers were made into or out of the Level 1, 2, or 3 categories. We will continue to review our fair value inputs on a quarterly basis.
Financial assets and liabilities measured at fair value on a recurring basis are summarized below at September 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at September 30, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash	$49,920	$49,920	$—	$—
Money market funds	18,787	18,787	—	—
Sub-total cash and cash equivalents	68,707	68,707	—	—
Corporate debt securities	154,060	—	154,060	—
U.S. Treasury and agency debt securities	19,019	19,019	—	—
Sub-total short-term investments	173,079	19,019	154,060	—
Long-term:
Corporate debt securities	11,343	—	11,343	—
U.S. Treasury and agency debt securities	6,005	6,005	—	—
Sub-total long-term investments	17,348	6,005	11,343	—
Total assets measured at fair value	$259,134	$93,731	$165,403	$—
Liabilities:
Foreign currency forward contracts	$1,077	$—	$1,077	$—

	Fair Value Measurements at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash	$41,744	$41,744	$—	$—
Money market funds	65,272	65,272	—	—
Sub-total cash and cash equivalents	107,016	107,016	—	—
Corporate debt securities	74,274	—	74,274	—
U.S. Treasury and agency debt securities	38,053	38,053	—	—
Sub-total short-term investments	112,327	38,053	74,274	—
Foreign currency forward contracts	92	—	92	—
Long-term:
Corporate debt securities	20,898	—	20,898	—
U.S. Treasury and agency debt securities	10,021	10,021	—	—
Sub-total long-term investments	30,919	10,021	20,898	—
Total assets measured at fair value	$250,354	$155,090	$95,264	$—
Liabilities:
Foreign currency forward contracts	$71	$—	$71	$—

Our investments have been classified as available-for-sale. At September 30, 2012 and December 31, 2011, available-for-sale investments are detailed as follows (in thousands):

	At September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Corporate debt securities	$153,969	$94	$3	$154,060
U.S. Treasury and agency debt securities	19,005	14	—	19,019
Short-term available-for-sale investments	$172,974	$108	$3	$173,079
Long-term:
Corporate debt securities	$11,343	$6	$6	$11,343
U.S. Treasury and agency debt securities	6,004	1	—	6,005
Long-term available for sale investments	$17,347	$7	$6	$17,348

	At December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Corporate debt securities	$74,233	$44	$3	$74,274
U.S. Treasury and agency debt securities	38,050	4	1	38,053
Short-term available-for-sale investments	$112,283	$48	$4	$112,327
Long-term:
Corporate debt securities	$20,930	$1	$33	$20,898
U.S. Treasury and agency debt securities	10,017	4	—	10,021
Long-term available for sale investments	$30,947	$5	$33	$30,919
Available-for-sale investments that are in an unrealized loss position at September 30, 2012 and December 31, 2011 are detailed as follows (in thousands):

	At September 30, 2012
	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$34,029	$9

	At December 31, 2011
	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$27,664	$36
U.S. Treasury and agency debt securities	$9,502	$1
	$37,166	$37
Derivative Financial Instruments
Our derivative financial instruments are composed of foreign currency forward contracts. We record derivative financial instruments as either assets or liabilities in our unaudited condensed consolidated balance sheets and measure them at fair value. At September 30, 2012 and December 31, 2011, notional amounts of our outstanding contracts were $64.2 million and $59.3 million, respectively. At September 30, 2012, the outstanding derivatives had maturities of 187 days or less. At September 30, 2012 and December 31, 2011, the fair value of our foreign currency forward contracts of $0 and $92,000 was included in prepaid and other current assets and $1.1 million and $71,000, respectively, was included in accrued expenses and other current liabilities in our unaudited condensed consolidated balance sheets. For the three and nine months ended September 30, 2012, $1.3 million and $155,000, respectively, of net losses related to our derivative financial instruments are included in our unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2011, $572,000 and $2.3 million, respectively, of net losses related to our derivative financial instruments are included in our unaudited condensed consolidated statements of operations.
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

Inventories
Inventories consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Finished goods (1)	$20,473	$17,770
Work-in-process	12,965	9,419
Raw materials	15,954	14,117
	$49,392	$41,306
 _______________________

(1)	Finished goods inventory includes consigned inventory of $4.0 million and $4.9 million at September 30, 2012 and December 31, 2011, respectively.
Property and Equipment
Property and equipment consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Medical diagnostic equipment	$67,029	$64,375
Other equipment	41,496	33,953
Leasehold improvements	9,410	8,514
Software	5,632	5,113
Land	3,046	3,046
Building	29,098	—
Construction-in-progress (1)	25,374	31,123
	181,085	146,124
Accumulated depreciation and amortization	(78,079)	(65,027)
	$103,006	$81,097
 _______________________

(1)
Construction-in-progress at September 30, 2012 includes $789,000 of capitalized interest related to the Enterprise Resource Planning, or ERP, system implementation worldwide. Construction-in-progress at December 31, 2011 includes $1.2 million of capitalized interest related to the construction of our manufacturing facility in Costa Rica and ERP system implementation worldwide.

Intangible Assets
Intangible assets consist of developed technology, licenses, customer relationships, patents and trademarks which are amortized using the straight-line method over periods ranging from 3 to 20 years, representing the estimated useful lives of the assets. In-process research and development, or IPR&D, consists of in-process technology, which is still in the prototype phase and, therefore, amortization will not begin until such technology reaches market feasibility.
At September 30, 2012, intangible assets by major class consist of the following (in thousands):

	September 30, 2012
	Cost	Accumulated Amortization	Net	Weighted- Average Life (in years) (1)
Intangible assets subject to amortization:
Developed technology	$23,451	$17,021	$6,430	8.1
Licenses	7,195	6,544	651	10.0
Customer relationships	4,171	3,662	509	3.5
Patents and trademarks	6,217	1,992	4,225	10.2
	41,034	29,219	11,815	7.5
Intangible assets not yet subject to amortization:
In-process research and development (2)	4,050	—	4,050	n/a
	$45,084	$29,219	$15,865
At December 31, 2011, intangible assets by major class consist of the following (in thousands):

	December 31, 2011
	Cost	Accumulated Amortization	Net	Weighted- Average Life (in years) (1)
Intangible assets subject to amortization:
Developed technology	$22,651	$15,995	$6,656	8.2
Licenses	7,195	6,054	1,141	10.0
Customer relationships	4,082	3,067	1,015	3.3
Patents and trademarks	4,015	1,632	2,383	9.0
	37,943	26,748	11,195	7.3
Intangible assets not yet subject to amortization:
In-process research and development (2)	4,050	—	4,050	n/a
	$41,993	$26,748	$15,245
 _______________________

(1)	Weighted average life of intangible assets is presented excluding fully amortized assets.

(2)
IPR&D represents an estimate of fair value of in-process technology, which is still in the prototype phase. As such, based on authoritative guidance, amortization of the IPR&D will not occur until it reaches market feasibility. In the event the project is abandoned, we will record an impairment charge accordingly.

At September 30, 2012, future amortization expense associated with our intangible assets is expected to be as follows (in thousands):

2012 (remaining three months)	$762
2013	2,442
2014	1,785
2015	1,369
2016	1,206
Thereafter	4,251
$11,815
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

	September 30, 2012	December 31, 2011
Liabilities:
Principal amount of the 2.875% Convertible Senior Notes	$115,000	$115,000
Unamortized discount of liability component	(14,121)	(17,275)
Unamortized debt issuance costs	(1,641)	(2,062)
Carrying value of liability component	$99,238	$95,663
Equity — net carrying value	$22,263	$22,263
The fair value of the Notes at September 30, 2012 was $128.0 million.
Other Long-Term Debt
The amounts outstanding for other long-term debt at September 30, 2012 and December 31, 2011 relate to capital leases.

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
On February 10, 2011, and on April 7, 2011, the Court entered a Final Judgment and an Amended Final Judgment, respectively, in the Massachusetts Action: a) in favor of Volcano and Axsun on LightLab’s claims for trade secret misappropriation on items 1-30 on LightLab’s list of alleged trade secrets, b) ordered Volcano and Axsun to collectively pay $600,000 in damages (which amount includes the $200,000 agreed to in the Stipulation and the $400,000 ordered in the 93A ruling) and $4.5 million in attorneys’ fees (resulting in a total of $4.9 million recorded to selling, general and administrative expense and accrued in other current liabilities during the fourth quarter of 2010), c) in favor of LightLab on its claims against Axsun for breach of contract, breach of implied covenant of good faith and fair dealing, for violation of 93A, and misappropriation of trade secrets for disclosing three particular items to Volcano in December 2008 – the specifications for the two lasers provided by Axsun to LightLab and one Axsun laser prototype made in 2008, d) in favor of LightLab on its claims against Volcano for intentional interference with a contract and advantageous business relationship, unjust enrichment, violation of 93A, and misappropriation of trade secrets for the same three trade secrets described above. In addition, the Court denied a majority of LightLab’s requested injunctions, and entered limited injunctive relief, none of which management believes have a material effect upon Volcano. The Final Judgment and Amended Final Judgment are substantially similar. The Amended Final Judgment corrects non-substantive clerical errors. On April 15, 2011, LightLab filed a notice of appeal, with respect to various decisions of the Court, including, a) the Court’s decisions adverse to LightLab’s claims for trade secret misappropriation in items 1-30 of LightLab’s alleged list of trade secrets, including the Court’s post-trial finding of fact and rulings of law adverse to LightLab on items 1 – 5, the Court’s two summary judgment decisions adverse to LightLab on items 6 – 23 and 25 – 30 (item 24 having been voluntarily dismissed by LightLab), and various rulings requiring evidence of use or intent to use as a prerequisite for injunctive relief; b) the Court’s post-trial decisions denying permanent injunctive relief that LightLab requested as terms of the Final Judgment; c) the Court’s pre-trial rulings excluding certain lost profits damages evidence that LightLab sought to introduce at trial; d) various discovery and pre-trial orders denying LightLab discovery about Axsun’s work for Volcano; e) the Court’s order barring LightLab from claiming that the sale of Axsun to Volcano itself constituted a breach of the LightLab-

Axsun supply contract; and f) the denial of LightLab’s motion to alter or amend the Final Judgment, which motion sought to obtain additional declaratory relief barring Axsun from “supplying” tunable lasers to Volcano. Volcano and Axsun do not intend to cross appeal the Amended Final Judgment, and on July 5, 2011, Volcano and Axsun satisfied their payment obligations under the Amended Final Judgment by making a payment to Lightlab in the amount of approximately $5.4 million.
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
Litigation — St. Jude Medical
On July 27, 2010, St. Jude Medical filed a lawsuit against Volcano in federal district court in Delaware (collectively, with the counterclaims described below, the Delaware Patent Action), alleging that our pressure guide wire products infringe five patents owned by St. Jude Medical. St. Jude Medical is seeking injunctive relief and monetary damages. This action does not involve OCT technology and is separate from the Massachusetts Action.
On September 20, 2010, Volcano filed its response, in which we denied the allegations that our PrimeWire® products infringe any valid claim of St. Jude Medical’s asserted patents. In addition, Volcano filed a counterclaim in which we have alleged that St. Jude Medical’s PressureWire® products and its RadiAnalyzer® Xpress product infringe three Volcano patents. In our counterclaim, Volcano is seeking injunctive relief and monetary damages. A trial on the St. Jude Medical patents has been scheduled for October 15, 2012 and a trial on Volcano's patents has been scheduled for October 22, 2012.
On October 12, 2012, the court entered summary judgment for Volcano with respect to one of St. Jude Medical's asserted patents. On October 19, 2012, a jury found in favor of Volcano on the remaining four St. Jude Medical patents, finding that two of the patents were invalid and that Volcano did not infringe two of the patents. On October 22, 2012, Volcano voluntarily dismissed its claims against St. Jude Medical with respect to one of Volcano's patents. On October 25, 2012, a jury found in favor of St. Jude Medical with respect to Volcano's asserted patents. In conjunction with the trial, St. Jude Medical agreed that previous versions of its PressureWire® products infringed Volcano's 6,976,965 patent (a pressure sensing guide wire patent). Proceedings on damages have not yet been scheduled. Post-trial motions are pending or remain available to the parties in the case.
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

On May 14, 2012, Volcano moved to dismiss the complaint in its entirety. The motion sought to dismiss the breach of fiduciary duty and implied covenant claims without leave for amendment, and to dismiss the breach of contract claim with leave to amend. By order dated August 6, 2012, the Court granted Volcano's motion as to all issues with leave to amend. The plaintiffs filed a Second Amended Complaint on August 20, 2012, which included a single claim for breach of the Merger Agreement. In addition, the plaintiffs identified in the Second Amended Complaint are listed as Christopher E. Banas and Paul Castella in their respective capacities as Shareholder Representatives under the Merger Agreement. Volcano answered the Second Amended Complaint on September 4, 2012, and in the same document Volcano asserted several affirmative defenses. The court has scheduled a case management conference on December 3, 2012. A trial date has not yet been scheduled in this matter.

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
Commitments
We have obligations under non-cancelable purchase commitments. The majority of these obligations relate to the purchase of raw materials inventory. At September 30, 2012, the future minimum payments under these non-cancelable purchase commitments totaled $43.1 million, of which $32.9 million will require payments at various dates through December 31, 2012. The remaining amount will require payments at various dates through 2016.
In October 2007, we signed a clinical research support agreement with a third party in which the third party will conduct clinical studies concerning drug eluting stents. We have agreed to provide a total of $4.6 million to fund clinical study activities. At September 30, 2012, we have a remaining obligation of up to $2.1 million and we will be billed as services are performed under the agreement. In addition, we have entered into agreements with other third parties to sponsor clinical studies. Generally, we contract with one or more clinical research sites for a single study and no one agreement is material to our consolidated results of operations or financial condition. We are usually billed as services are performed based on enrollment and are required to make payments over periods ranging from less than one year to three years. Our actual payments under these agreements will vary based on enrollment.
On December 18, 2007, we acquired CardioSpectra, a privately held corporation. Subject to the terms of the merger agreement, we may be required to make milestone payments. The remaining milestone payments of up to $17.0 million may be paid upon achievement of the respective revenue targets described in the merger agreement. As of September 30, 2012, we have not achieved the respective revenue targets. Therefore, we have not recorded any liability related to these milestones. The milestone payments are payable, at our sole discretion, in cash, shares of our common stock, or a combination of both and will be accounted for if and when the milestone payments become payable. We have used, and will continue to use, commercially reasonable efforts to cause the milestones to occur. However, if we reasonably determine that a technical failure or commercial failure has occurred with respect to all or a part of the OCT program, we may, at our sole discretion, terminate all or part of the OCT cardiovascular program.

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

4. Stockholders’ Equity
Stock Benefit Plans
Our 2005 Amended and Restated Equity Compensation Plan, or 2005 Amended Plan, provides for an aggregate of 16,212,558 shares of our common stock that may be issued or transferred to our employees, non-employee directors and consultants, including increases of 2,050,000 and 2,500,000 shares which were approved by our stockholders on July 29, 2009 and May 2, 2011, respectively. Commencing July 29, 2009, the number of shares of common stock available for issuance under the 2005 Amended Plan was reduced by one share for each share of stock issued pursuant to a stock option or a stock appreciation right and one and sixty-three hundredths (1.63) shares for each share of common stock issued pursuant to a restricted stock award, restricted stock unit award, or RSU, performance-based RSU or other stock award. Commencing May 2, 2011, the number of shares of common stock available for issuance under the 2005 Amended Plan was reduced by one share for each share of stock issued pursuant to a stock option or a stock appreciation right and two and twelve hundredths (2.12) shares for each share of common stock issued pursuant to a RSU, performance-based RSU or other stock award. Shares net exercised or retained to cover a participant’s minimum tax withholding obligations are not available for issuance under the 2005 Amended Plan.
At September 30, 2012, we have granted stock options, RSUs and performance-based RSUs under the 2005 Amended Plan. Stock options previously granted under the 2000 Long Term Incentive Plan that are canceled or expired will increase the shares available for grant under the 2005 Amended Plan. In addition, employees have purchased shares of the Company’s common stock under the 2007 Employee Stock Purchase Plan, or the Purchase Plan. At September 30, 2012, 3,078,072 shares and 251,380 shares remained available to grant under the 2005 Amended Plan and the Purchase Plan, respectively.
On February 27, 2012, our Section 162(m) Committee adopted, under the terms of the 2005 Amended Plan, the 2012 Long Term Incentive Plan, or LTI, and granted a maximum of 61,003 shares of performance-based RSUs under the terms of the LTI. The Committee established the LTI plan to align key management and senior leadership with stockholders' interests and to retain key employees. The measurement period for the LTI Plan is our 2012 fiscal year. If pre-determined performance goals are met, shares of stock subject to the performance-based RSUs granted to the recipient will begin to vest, with one third vesting on the date of certification of achievement of the pre-determined performance goals, and the remaining two thirds vesting evenly on each of December 31, 2013 and December 31, 2014, contingent upon the recipient’s continued service to the Company on each such date.
Fair Value Assumptions
The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing, or Black-Scholes, model utilizing the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Risk-free interest rate	0.7%	1.9%	0.8%	2.1%
Expected life (years)	4.1	4.5	4.1	4.4
Estimated volatility	46.1%	46.8%	47.0%	47.4%
Expected dividends	—	—	—	—
Weighted-average grant date fair value	$10.89	$13.10	$10.83	$11.52
The risk-free interest rate for periods within the contractual life of the stock option is based on the implied yield available on U.S. Treasury constant maturity securities with the same or substantially equivalent remaining terms at the time of grant. We use our historical stock option exercise experience to estimate the expected term of our stock options. The computation of the estimated volatility is based on the trading history of our common stock. We use a zero value for the expected dividend value factor since we have not declared any dividends in the past and we do not anticipate declaring any dividends in the foreseeable future.
The fair value of each purchase option under the Purchase Plan is estimated at the beginning of each purchase period using the

Black-Scholes model utilizing the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Risk-free interest rate	0.1%	0.1%	0.1%	0.2%
Expected life (years)	0.5	0.5	0.5	0.5
Estimated volatility	36.8%	35.7%	39.1%	35.7%
Expected dividends	—	—	—	—
Fair value of purchase right	$7.07	$6.87	$7.32	$6.48
The risk-free interest rate is based on U.S. Treasury constant maturity securities with the same or substantially equivalent remaining term in effect at the beginning of the offering period. The expected life assumption is based on the six-month term of each offering period. The computation of the expected volatility is based on the trading history of our common stock. We use a zero value for the expected dividend value factor since we have not declared any dividends in the past and we do not anticipate declaring any dividends in the foreseeable future.
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
The following table sets forth stock-based compensation expense included in our unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenues	$202	$146	$515	$304
Selling, general and administrative	3,331	2,720	9,606	8,057
Research and development	403	450	1,307	1,244
	$3,936	$3,316	$11,428	$9,605
We had no non-employee stock-based compensation in the three and nine months ended September 30, 2012. During the three and nine months ended September 30, 2011, $0 and $115,000, respectively, of stock-based compensation related to non-employees was included in our stock-based compensation expense.
In the three and nine months ended September 30, 2012, $316,000 and $965,000, respectively, stock-based compensation expense was related to the Purchase Plan, respectively. In the three and nine months ended September 30, 2011, $257,000 and $793,000, respectively, stock-based compensation expense was related to the Purchase Plan, respectively.
At September 30, 2012 and December 31, 2011, there was $267,000 and $202,000, respectively, of total stock-based compensation cost capitalized in inventories.
We estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rates in the three and nine months ended September 30, 2012 and 2011 are based on our historical forfeiture experience.

5. Segment and Geographic Information
Our chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about segment revenues by product and geographic region for purposes of making operating decisions and assessing financial performance. We have two reporting segments: medical segment and industrial segment. The medical segment includes the discovery, development, manufacture, and sale of precision guided therapy tools for the diagnosis of atherosclerosis in the coronary arteries and peripheral vascular system. The industrial segment includes the discovery, development, manufacture and sale of micro-optical spectrometers and optical channel monitors to telecommunications and other industrial companies.

We do not assess the performance of our segments on other measures of income or expense, such as depreciation and amortization, operating income or net income. We do not produce reports for, or measure the performance of, our segments on any asset-based metrics. Therefore, segment information is presented only for revenues by product.
The following table sets forth our revenues by segment and product (in thousands) :

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2012	2011	2011 to 2012	2012	2011	2011 to 2012
Medical segment:
Consoles	$9,679	$9,709	(0.3)%	$28,529	$29,420	(3.0)%
Single-procedure disposables:
IVUS	48,574	49,760	(2.4)	153,683	147,384	4.3
FFR	24,585	16,653	47.6	67,652	47,954	41.1
Other	7,825	6,796	15.1	21,286	16,565	28.5
Sub-total medical segment	90,663	82,918	9.3	271,150	241,323	12.4
Industrial segment:	2,993	2,849	5.1	8,239	9,475	(13.0)
	$93,656	$85,767	9.2%	$279,389	$250,798	11.4%
The following table sets forth our revenues by geography expressed as dollar amounts (in thousands):

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2012	2011	2011 to 2012	2012	2011	2011 to 2012
Revenues (1):
United States	$44,083	$38,964	13.1%	$130,152	$113,201	15.0%
Japan	29,699	26,599	11.7	90,025	76,406	17.8
Europe, the Middle East and Africa	13,491	14,637	(7.8)	42,507	45,534	(6.6)
Rest of world	6,383	5,567	14.7	16,705	15,657	6.7
	$93,656	$85,767	9.2%	$279,389	$250,798	11.4%
_______________________

(1)
Revenues are attributed to geographies based on the location of the customer, except for shipments to original equipment manufacturers, which are attributed to the country of origin of the equipment distributed.

At September 30, 2012, approximately 41.4% of our long-lived assets, excluding financial assets, were located in the U.S., approximately 40.5% were located in Costa Rica, 14.6% were located in Japan and less than 5.0% were located in our remaining geographies. At December 31, 2011, approximately 44.8% of our long-lived assets, excluding financial assets, were located in the U.S., approximately 30.2% were located in Costa Rica, 20.7% were located in Japan, and less than 5.0% were located in our remaining geographies.

At September 30, 2012 and December 31, 2011, goodwill of $2.5 million has been allocated entirely to our medical segment and relates to our U.S. operations.

6. Income Taxes

Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain discrete items. The Company recorded income tax expense of $4.3 million and $1.7 million for the nine months ended September 30, 2012 and 2011, respectively. The effective income tax rate for the nine months ended September 30, 2012 and 2011 were 43.6% and 16.3%, respectively. The Company updates its annual effective income tax rate each quarter and if the estimated effective income tax rate changes, a cumulative adjustment is made. The annual effective income tax rate for 2012 is expected to be higher than the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, estimates for certain non-deductible expenses and foreign rate differentials. At the end of 2011, the federal research and development credit expired and has not yet been extended for 2012. If the research and development credit is extended, the annual effective tax rate for 2012 is expected to be slightly higher than the U.S. federal statutory rate of 35% . There was no material change to the Company's unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three and nine months ended September 30, 2012.

The Company carries a valuation allowance on net operating loss and other deferred tax assets in certain international jurisdictions.  Realization is dependent on generating sufficient taxable income and other available positive and negative evidence.  Management's assessment of the recoverability of these deferred tax assets may increase in the near term based on estimates of future taxable income in these specific jurisdictions, which may result in a reduction in the related valuation allowance. If the objective and quantitative criteria are met, a reduction of the valuation allowance by $3 million to $5 million could occur as soon as the fourth quarter of 2012.

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
We are developing additional offerings for integration into the platform, including adenosine-free Instant wave-free ratio FFR, or iFR, forward-looking IVUS, or FL.IVUS, catheters, Forward-Looking Intra-Cardiac Echo, or FL.ICE, catheters, Focal Acoustic Computed Tomography, or FACT, catheters, and ultra-high resolution Optical Coherence Tomography, or OCT, systems and catheters. Our Valet Micro catheter received 510(k) clearance in January 2012 and CE Mark approval in August 2012. Our Visions® PV .035 catheter received 510(k) clearance in September 2012 and CE Mark approval in August 2012. Our Short Tip EEP products received 510(k) clearance in April 2012 and CE Mark approval in August 2012.
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
We have infrastructure in the U.S., Europe, Japan and Costa Rica. Our corporate office is located in California, U.S. Our manufacturing operations are located in California and Massachusetts, U.S. In addition, during the second quarter of 2012, we received FDA clearance and commenced manufacturing of disposables at our new plant in Costa Rica. We have research and development facilities in California, Massachusetts, Ohio and Georgia. We have sales offices in the U.S. and Japan; sales and distribution offices in Belgium and South Africa; and third-party distribution facilities in Japan.

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
At September 30, 2012, we had a worldwide installed base of over 7,500 consoles. We intend to grow and leverage this installed base to drive recurring sales of our single-procedure disposable catheters and guide wires. In the nine months ended September 30, 2012, the sale of our single-procedure disposable catheters and guide wires accounted for $221.3 million, or 81.6% of our medical segment revenues, a $26.0 million, or 13.3% increase from the same period in 2011, in which the sale of our single-procedure disposable catheters and guide wires accounted for $195.3 million, or 80.9% of our medical segment revenues.
In the nine months ended September 30, 2012 and 2011, 46.1% and 47.4%, respectively, of our revenues and 23.1% and 22.3%, respectively, of our operating expenses were denominated in various non-U.S. dollar currencies, primarily the Japanese yen, or yen, and the euro. We expect that a significant portion of our revenue and operating expenses will continue to be denominated in non-U.S. dollar currencies. As a result, we are subject to risks related to fluctuations in foreign currency exchange rates, which could affect our operating results in the future. If our yen or euro denominated sales exceed our yen or euro denominated costs, and the U.S. dollar strengthens relative to the yen or euro, there is an adverse effect on our results of operations. Conversely, if the U.S. dollar weakens relative to the yen or euro, there is a positive effect on our results of operations. For example, the average exchange rate of one U.S. dollar to yen decreased 1.7% from 80.40 in the nine months ended September 30, 2011 to 79.03 in the nine months ended September 30, 2012, which resulted in a net positive impact to our operating results in the amount of approximately $1.1 million. On the other hand, the average exchange rate of one euro to U.S. dollar decreased 9.9% from 1.42 in the nine months ended September 30, 2011 to 1.28 in the nine months ended September 30, 2012, which resulted in a net negative impact to our operating results in the amount of approximately $2.4 million.
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
External Factors

In September 2009, published findings from the Fractional Flow Reserve versus Angiography for Multivessel
Evaluation, or FAME, study demonstrated that patients in the study with multi-vessel coronary artery disease who were treated by FFR guidance had a 34% reduction in death and myocardial infarction compared to angiographic guidance alone. In August 2012, the results of the Fractional Flow Reserve-Guided PCI vs. Medical Therapy in Stable Coronary Disease, or FAME 2, study were published in the New England Journal of Medicine. FAME 2 showed that patients receiving PCI with proven ischemia by FFR had 66% fewer primary endpoint events including death, myocardial infarction and urgent vascularization's than those patients treated with optimal medical therapy alone. We believe these findings will continue to drive the growth and adoption of our disposable FFR wire products.

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
The economic conditions in many countries and regions where we generate our revenues remain uncertain. The challenging global economic conditions have also led to concerns over the solvency of certain European Union member states, including Greece, Ireland, Italy, Portugal and Spain. As of September 30, 2012, the total outstanding accounts receivable from customers in these countries was less than 4% of our total outstanding accounts receivable. If our customers do not obtain or do not have access to the necessary capital to operate their businesses, or are otherwise adversely affected by any deterioration in national and worldwide economic conditions, this could result in reductions in the sales of our products, longer sales cycles and slower adoption of new technologies by our customers, which would materially and adversely affect our business. In addition, our customers' and suppliers' liquidity, capital resources and credit may be adversely affected by their relative ability or inability to obtain capital and credit, which could adversely affect our ability to collect on our outstanding invoices and lengthen our collection cycles, or limit our timely access to important sources of raw materials necessary for the manufacture of our consoles and catheters.
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
Revenues. We derive our revenues from two reporting segments: medical and industrial. Our medical segment represents our core business, in which we derive revenues primarily from the sale of our consoles and single-procedure disposables. Our industrial segment derives revenues related to the sales of micro-optical spectrometers and optical channel monitors to telecommunications and other industrial companies. In the nine months ended September 30, 2012, we generated $279.4 million of revenues which is composed of $271.2 million from our medical segment and $8.2 million from our industrial segment. In the nine months ended September 30, 2012, 10.5% of our medical segment revenues were derived from the sale of our consoles, as compared with 12.2% in the nine months ended September 30, 2011. In the nine months ended September 30, 2012, IVUS single-procedure disposables accounted for 56.7% of our medical segment revenues, compared to 61.1% during the same period in 2011, while in the nine months ended September 30, 2012, 25.0% of our medical segment revenues were derived from the sale of our FFR single-procedure disposables, as compared with 19.9% in the nine months ended September 30, 2011. Other revenues consist primarily of revenue from rental revenues, service and maintenance revenues, other medical revenues, shipping and handling revenues, sales of distributed products, spare parts sales, and license fees.
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
Cost of Revenues. Cost of revenues consists primarily of material costs for the products that we sell and other costs associated with our manufacturing process, such as personnel costs, rent, depreciation related to our manufacturing equipment and utilities. In addition, cost of revenues includes depreciation of company-owned consoles, royalty expenses for licensed technologies included in our products, service costs, provisions for warranty, distribution, freight and packaging costs and stock-based compensation expense related to manufacturing employees. We expect a trend of improvement in our gross margin for IVUS and FFR products if we are successful in our ongoing efforts to streamline and improve our manufacturing processes, increase production volumes and transition a greater percentage of manufacturing operations to Costa Rica.
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
Interest Expense. Interest expense is primarily comprised of interest expense related to our convertible debt, including coupon interest, accretion of debt discount, and amortization of issuance costs, offset by interest capitalization related to the Costa Rica plant construction, before the plant was placed into service in the second quarter of 2012, and our global Enterprise Resource Planning, or ERP, system implementation.
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

The Company carries a valuation allowance on net operating loss and other deferred tax assets in certain international jurisdictions.  Realization is dependent on generating sufficient taxable income and other available positive and negative evidence.  Management's assessment of the recoverability of these deferred tax assets may increase in the near term based on estimates of future taxable income in these specific jurisdictions, which may result in a reduction in the related valuation allowance. If the objective and quantitative criteria are met, a reduction of the valuation allowance by $3 million to $5 million could occur as soon as the fourth quarter of 2012.

Results of Operations

The following table sets forth items derived from our unaudited condensed consolidated statements of operations for the three months ended September 30, 2012 and 2011, presented in both absolute dollars (in thousands) and as a percentage of revenues:

	Three Months Ended September 30,				Change
	2012		2011		$	%
Revenues	$93,656	100.0%	$85,767	100.0%	$7,889	9.2%
Cost of revenues, excluding amortization of intangibles	33,248	35.5	29,538	34.4	3,710	12.6
Gross profit	60,408	64.5	56,229	65.6	4,179	7.4
Operating expenses:
Selling, general and administrative	40,699	43.5	36,034	42.0	4,665	12.9
Research and development	13,032	13.9	13,928	16.2	(896)	(6.4)
Amortization of intangibles	710	0.8	860	1.0	(150)	(17.4)
Total operating expenses	54,441	58.2	50,822	59.2	3,619	7.1
Operating income	5,967	6.3	5,407	6.4	560	10.4
Interest income	223	0.2	226	0.3	(3)	(1.3)
Interest expense	(1,844)	(2.0)	(1,834)	(2.1)	(10)	0.5
Exchange rate gain (loss)	(218)	(0.2)	(502)	(0.6)	284	(56.6)
Other income (expense), net	(23)	—	—	—	(23)	—
Income before income taxes	4,105	4.3	3,297	4.0	808	24.5
Income tax expense	2,130	2.3	669	0.8	1,461	218.4
Net income	$1,975	2.0%	$2,628	3.2%	$(653)	(24.8)%

The following table sets forth items derived from our unaudited condensed consolidated statements of operations for the nine months ended September 30, 2012 and 2011, presented in both absolute dollars (in thousands) and as a percentage of revenues:

	Nine Months Ended September 30,				Change
	2012		2011		$	%
Revenues	$279,389	100.0%	$250,798	100.0%	$28,591	11.4%
Cost of revenues, excluding amortization of intangibles	94,797	33.9	84,175	33.6	10,622	12.6
Gross profit	184,592	66.1	166,623	66.4	17,969	10.8
Operating expenses:
Selling, general and administrative	127,035	45.5	106,982	42.7	20,053	18.7
Research and development	40,560	14.5	40,337	16.1	223	0.6
Amortization of intangibles	2,470	0.9	2,572	1.0	(102)	(4.0)
Total operating expenses	170,065	60.9	149,891	59.8	20,174	13.5
Operating income	14,527	5.2	16,732	6.6	(2,205)	(13.2)
Interest income	656	0.2	701	0.3	(45)	(6.4)
Interest expense	(4,993)	(1.8)	(5,895)	(2.4)	902	(15.3)
Exchange rate gain (loss)	(319)	(0.1)	(1,181)	(0.5)	862	(73.0)
Other income (expense), net	(31)	—	(2)	—	(29)	1,450.0
Income before income taxes	9,840	3.5	10,355	4.0	(515)	(5.0)
Income tax expense	4,295	1.5	1,684	0.7	2,611	155.0
Net income	$5,545	2.0%	$8,671	3.3%	$(3,126)	(36.1)%

The following table sets forth our revenues by segment and product expressed as dollar amounts (in thousands) and the changes in revenues between the specified periods expressed as percentages:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
Medical segment:
Consoles	$9,679	$9,709	$(30)	(0.3)%	$28,529	$29,420	$(891)	(3.0)%
Single-procedure disposables:
IVUS	48,574	49,760	(1,186)	(2.4)	153,683	147,384	6,299	4.3
FFR	24,585	16,653	7,932	47.6	67,652	47,954	19,698	41.1
Other	7,825	6,796	1,029	15.1	21,286	16,565	4,721	28.5
Sub-total medical segment	90,663	82,918	7,745	9.3	271,150	241,323	29,827	12.4
Industrial segment:	2,993	2,849	144	5.1	8,239	9,475	(1,236)	(13.0)
	$93,656	$85,767	$7,889	9.2%	$279,389	$250,798	$28,591	11.4%
The following table sets forth our revenues by geography expressed as dollar amounts (in thousands) and the changes in revenues in the specified periods expressed as percentages:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
Revenues (1):
United States	$44,083	$38,964	$5,119	13.1%	$130,152	$113,201	$16,951	15.0%
Japan	29,699	26,599	3,100	11.7	90,025	76,406	13,619	17.8
Europe, the Middle East and Africa	13,491	14,637	(1,146)	(7.8)	42,507	45,534	(3,027)	(6.6)
Rest of world	6,383	5,567	816	14.7	16,705	15,657	1,048	6.7
	$93,656	$85,767	$7,889	9.2%	$279,389	$250,798	$28,591	11.4%
 _______________________

(1)
Revenues are attributed to geographies based on the location of the customer, except for shipments to original equipment manufacturers, which are attributed to the country of origin of the equipment distributed.

Comparison of Three Months Ended September 30, 2012 and 2011
Revenues. Overall, the increase in the medical segment revenue in the three months ended September 30, 2012 as compared with the same period in 2011 was driven by increased demand for our disposables, as well as higher revenues resulting from our direct sales efforts in Japan, partially offset by decreases in our revenues in Southern Europe, in particular Spain where we were in the process of transitioning from a distributor to a direct sales model. Additionally, the increases in FFR disposable revenues were primarily due to increased adoption of the technology based on clinical study data. The decreases in IVUS disposable revenues were primarily due to the reimbursement decline in Japan and decrease in revenue in Spain due to the transition to a direct sales model. The increase in other revenues is primarily due to higher sales of third-party products and higher service contract and rental revenues. We recognized increases in all our key geographic markets except for Europe. The Japanese market's growth is due to the continued success of our direct sales efforts. The decrease in the European markets relates to the decrease in revenue in Spain due to the transition to a direct sales model, and unfavorable impacts of foreign currency exchange rates to the euro.
Cost of Revenues. The increase in the cost of revenues in the three months ended September 30, 2012 as compared with the same period in 2011 was primarily due to higher sales volume along with unfavorable product mix. Gross margin was 64.5% of revenues in the three months ended September 30, 2012, decreasing from 65.6% of revenues in the three months ended September 30, 2011. This unfavorable change in gross margin was primarily the result of the product mix as well as the impact on pricing as a result of a reimbursement decline in Japan.

Selling, General and Administrative. The increase in the three months ended September 30, 2012 as compared with the same period in 2011 was primarily due to higher variable costs for U.S. sales driven by higher sales volumes, and expansion of Japan and Europe sales and marketing organizations, including continued growth in our Japan operation to support our direct sales efforts there, and increased information technology and infrastructure expenses to support company growth.
Research and Development. The decrease in the research and development expenses in the three months ended September 30, 2012 as compared with the same period in 2011 was primarily due to the timing of clinical and research and development projects.
Amortization of Intangibles. The decrease in the amortization expense in the three months ended September 30, 2012 as compared with the same period in 2011 was primarily due to the complete amortization of customer relationships acquired in 2009.
Interest Income. The interest income in the three months ended September 30, 2012 as compared with the same period in 2011 remained consistent.
Interest Expense. The interest expense in the three months ended September 30, 2012 as compared with the same period in 2011 remained consistent.
Exchange Rate Gain (Loss). During the three months ended September 30, 2012 and 2011 the impact of fluctuations in exchange rates was mitigated by our hedging practices. Through our hedging program we reduce the volatility of our exchange rate gains and losses resulting from the remeasurement of our intercompany receivable balances at current exchange rates.
Income Tax Expense. We recorded income tax expense in the three months ended September 30, 2012 of $2.1 million, compared to $669,000 for the three months ended September 30, 2011. The increase is mainly due to the release of the Company's valuation allowance in 2011, leading to the recognition of US tax expense in 2012, and expiration of the federal research and development credit as of December 31, 2011.
Comparison of Nine Months Ended September 30, 2012 and 2011
Revenues. Overall, the increase in the medical segment revenue in the nine months ended September 30, 2012 as compared with the same period in 2011 were driven by increased demand for our disposables, as well as higher revenues resulting from our direct sales efforts in Japan and favorable impacts of foreign exchange rates related to the yen, partially offset by unfavorable impacts of foreign currency exchange rates to the euro and decreases in our revenues in Southern Europe, in particular Spain where we were in the process of transitioning from a distributor to a direct sales model. Additionally, the increases in FFR disposable revenues were primarily due to the increased adoption of the technology based on clinical study data. The decrease in industrial segment revenues results from lower sales to our international telecommunications customers due to the telecommunications industry's cyclical nature. The increase in other revenues is primarily due to higher sales of third-party products and higher service contract and rental revenues. We recognized increases in revenues across all our key geographic markets except for Europe. The Japanese market's growth is due to the continued success of our direct sales efforts and the favorable impact of foreign currency exchange related to the yen. The decrease in the European markets relates to the unfavorable impacts of foreign currency exchange rates to the euro and to the slowing economy in Europe, primarily Spain.
Cost of Revenues. The increase in the cost of revenues in the nine months ended September 30, 2012 as compared with the same period in 2011 was primarily due to higher sales volume. Gross margin was 66.1% of revenues in the nine months ended

September 30, 2012, decreasing from 66.4% of revenue during the same period in 2011. This unfavorable change in gross margin was primarily the result of the product mix as well as the impact on pricing as a result of a reimbursement decline in Japan.

Selling, General and Administrative. The increase in the nine months ended September 30, 2012 as compared with the same period in 2011 was primarily due to the higher variable costs for U.S. sales driven by higher sales volumes and expansion of Japan and Europe sales and marketing organizations, including continued growth in our Japan operation to support our direct sales efforts there, expansion of our Costa Rica general and administrative activities during the pre-production phase, and increased information technology and infrastructure expenses to support company growth.
Research and Development. The research and development expenses in the nine months ended September 30, 2012 remained consistent with the same period in 2011.
Amortization of Intangibles. The decrease in amortization expense in the nine months ended September 30, 2012 as compared with the same period in 2011 was primarily due to the complete amortization of customer relationships acquired in 2009.
Interest Income. The interest income in the nine months ended September 30, 2012 remained consistent with the same period in 2011.
Interest Expense. The decrease in interest expenses in the nine months ended September 30, 2012 as compared with the same period in 2011 was primarily due to more capitalized interest expense for the Costa Rica plant construction and global ERP system implementation during the nine months ended September 30, 2012.
Exchange Rate Loss. During the nine months ended September 30, 2012 and 2011 the impact of fluctuations in exchange rates was mitigated by our hedging practices. Through our hedging program we reduce the volatility of our exchange rate gains and losses resulting from the remeasurement of our intercompany receivable balances at current exchange rates.
Income Tax Expense. We recorded income tax expense in the nine months ended September 30, 2012 of $4.3 million, compared to $1.7 million for the nine months ended September 30, 2011. The increase is mainly due to the release of the Company's valuation allowance in 2011, leading to the recognition of US tax expense in 2012, and expiration of the federal research and development credit as of December 31, 2011.

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
At September 30, 2012, our cash and cash equivalents and short and long-term investments totaled $259.1 million, as compared to $250.3 million at December 31, 2011. We invest our excess funds in short-term and long-term securities issued by corporations, banks, the U.S. government, municipalities, and financial holding companies and in money market funds comprised of U.S. Treasury and agency securities.
At September 30, 2012, our accumulated deficit was $84.4 million, as compared to $89.9 million at December 31, 2011. We achieved profitability in the current fiscal year and the years ended December 31, 2011 and 2010. During the nine months ended September 30, 2012 and 2011, our business generated approximately $37.3 million and $20.6 million in cash flows from operating activities, respectively.
Cash Flows (in thousands)

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	37,284	20,553
Net cash used in investing activities	(87,837)	(23,743)
Net cash provided by financing activities	12,220	12,574
Effect of exchange rate changes on cash and cash equivalents	24	278
Net change in cash and cash equivalents	(38,309)	9,662
Cash flows for the Nine Months Ended September 30, 2012 and 2011
Cash Provided by Operating Activities. Cash provided by operating activities of $37.3 million for the nine months ended September 30, 2012 reflects our net income of $5.5 million, adjusted for non-cash expenses of $19.5 million of depreciation and amortization, including amortization or accretion of investment premium or discount, $11.4 million of stock-based compensation expense and $3.7 million of accretion of debt discount on convertible notes. Additional sources of cash include an increase of accrued expenses and other liabilities of $6.1 million and deferred revenue of $2.1 million. Uses of cash primarily include an increase of accounts receivable of $2.1 million related to increased sales and increase of inventories of $7.5 million related to increased forecast sales demand, increased prepaid expenses and other assets of $1.8 million and decrease in accounts payable and accrued compensation of $2.1 million.
Cash provided by operating activities of $20.6 for the nine months ended September 30, 2011 reflects our net income of $8.7 million, adjusted for non-cash expenses, consisting primarily of $19.9 million of depreciation and amortization, $9.6 million of stock-based compensation expense and $3.5 million of accretion of debt discount on convertible notes. Uses of cash primarily include decreased accrued expenses of $8.0 million primarily related to a $5.4 million payment made to Lightlab discussed in Note 3 to our unaudited condensed consolidated financial statements “Commitment and Contingencies”, and $2.5 million of payments made to Fukuda Denshi Co., Ltd. pursuant to an agreement which terminated our distributor relationship with them during the fourth quarter of 2010, reduced accrued compensation of $2.6 million, and increased accounts receivable of $2.9 million primarily related to increased sales, increased inventories of $4.6 million primarily related to forecasted sales demand and increased prepaid expense and other assets of $2.3 million.
Cash Used in Investing Activities. Cash used in investing activities is $87.8 million in the nine months ended September 30, 2012, resulting from approximately $237.7 million used to purchase investments, $36.6 million used for capital expenditures, including construction of our Costa Rica plant, capital expenditures for medical diagnostic equipment, manufacturing equipment and information technology systems, and $3.1 million used for acquisition of intangible assets, including developed technologies and patents. Sources of cash includes the sale or maturity of investments of $188.6 million.
Cash used in investing activities is $23.7 million in the nine months ended September 30, 2011, resulting from approximately $255.3 million used to purchase investments, $30.4 million used for capital expenditures, primarily related to costs for the construction of our Costa Rica plant, capital expenditures for medical diagnostic equipment and upgrades of our information technology systems, $4.0 million of payments for foreign currency exchange forward contracts and $1.7 million used for acquisition of intangible assets and other investments. Sources of cash include the sale or maturity of investments of $266.4 million and $1.2 million of proceeds from foreign currency exchange contracts.
Cash Provided by Financing Activities. Cash provided by financing activities is $12.2 million in the nine months ended September 30, 2012, resulting primarily from proceeds of $8.4 million from employee exercises of common stock options and $3.9 million from the issuance of stock under our employee stock purchase plan.
Cash provided by financing activities is $12.6 million in the nine months ended September 30, 2011, resulting primarily from proceeds of $9.1 million from employee exercises of common stock options and $3.5 million from the issuance of stock under our employee stock purchase plan.
Future Liquidity Needs
At September 30, 2012, we believe our current cash and cash equivalents and our available-for-sale investments will be sufficient to fund working capital requirements, capital expenditures (including the completion of the expansion of our manufacturing operations into Costa Rica and the completion of the implementation of a new enterprise resource planning system), and operations for at least the next 12 months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying dividends in the foreseeable future.

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
Our ability to fund our longer-term cash needs is subject to various risks, many of which are beyond our control—See Part II, Item 1A—”Risk Factors” set forth in this document and Part I, Item 1A in our annual report on Form 10-K for the fiscal year ended December 31, 2011. Should we require additional funding, such as for additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities. We cannot assure you that such funding will be available in needed quantities or on terms favorable to us, if at all.
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
Contractual Obligations
At September 30, 2012, there were no additional material contractual obligations other than the items detailed in Note 3 - “Commitments and Contingencies–Purchase Commitments” and those disclosed in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2011.

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
Interest Rate Risk
Our exposure to interest rate risk at September 30, 2012 is related to the investment of our excess cash into highly liquid financial investments as well as our convertible debt which has a fixed rate. Fixed rate investments and borrowing may have their fair market values adversely impacted from changes in interest rates.
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
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk related to our international sales and European and Japanese operations. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro and the yen, could adversely affect our financial results. During the nine months ended September 30, 2012, 31.8% and 14.3% of our revenues were denominated in the yen and euro, respectively, and 13.3% and 9.8% of our operating expenses were denominated in the yen and euro, respectively. If our yen or euro denominated sales exceed our yen or euro denominated costs, and the U.S. dollar strengthens relative to the yen or euro, there is an adverse effect on our results of operations. Conversely, if the U.S. dollar weakens relative to the yen or euro, there is a positive effect on our results of operations. For example, the average exchange rate of one U.S. dollar to yen decreased 1.7% from 80.40 in the nine months ended September 30, 2011 to 79.03 in the nine months ended September 30, 2012, which resulted in a net positive impact to our operating results in the amount of approximately $1.1 million. On the other hand, the average exchange rate of one euro to U.S. dollar decreased 9.9% from 1.42 in the nine months ended September 30, 2011 to 1.28 in the nine months ended September 30, 2012, which resulted in a net negative impact to our operating results in the amount of approximately $2.4 million.
We use foreign currency forward contracts to manage a portion of the foreign currency exposure risk for foreign subsidiaries with monetary assets and liabilities denominated in the yen and the euro. We only use derivative instruments to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates; we do not hold any derivative financial instruments for trading or speculative purposes. We primarily use foreign currency forward contracts to hedge foreign currency exposures, and they generally have terms of one year or less. Realized and unrealized gains or losses on the value of financial contracts used to hedge the exchange rate exposure of these monetary assets and liabilities are also included in the determination of net income, as these transactions have not been designated for hedge accounting treatment. These contracts effectively fix the exchange rate at which these specific monetary assets and liabilities will be settled so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying monetary assets and liabilities. These contracts contain net settlement features. If we experience unfavorable changes in foreign exchange rates, we may be required to use material amounts of cash to settle the transactions which may adversely affect the operating results that we report with respect to the corresponding period. During the nine months ended September 30, 2012 and 2011, we recorded exchange rate losses of $155,000 and $2.3 million, respectively, related to our foreign exchange forward contracts.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, at September 30, 2012, our disclosure controls and procedures were effective.
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
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We derive, and anticipate that we will continue to derive, a significant portion of our revenues from operations in Japan and Europe. As we expand internationally, we will need to hire, train and retain qualified personnel for our manufacturing and direct sales efforts, retain distributors and train their and our manufacturing, sales and other personnel in countries where language, cultural or regulatory impediments may exist. We cannot ensure that distributors, physicians, regulators or other government agencies outside the U.S. will accept our products, services and business practices. Further, we purchase, and in the future will manufacture, some components in foreign markets. The manufacture, sale and shipment of our products and services across international borders, as well as the purchase of components from non-U.S. sources, subject us to extensive U.S. and foreign governmental trade regulations. Current or future trade, social and environmental regulations or political issues could restrict the supply of resources used in production or increase our costs. Compliance with such regulations is costly. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Failure to comply with applicable legal and regulatory obligations could result in the disruption of our manufacturing, shipping and sales activities. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions, including:

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
In addition, we face risks associated with potential increased costs associated with overlapping tax structures, including the tax costs associated with repatriating cash. For example, the President Obama's administration has announced legislative proposals to tax profits of U.S. companies earned abroad. We derive a significant portion of our revenues from our international operations, and while it is impossible for us to predict whether these and other proposals will be implemented, or how they will ultimately impact us, they may materially impact our results of operations if, for example, any future potential profits earned abroad are subject to U.S. income tax, or we are otherwise disallowed deductions as a result of any such profits.
We cannot ensure that one or more of these factors will not harm our business. Any material decrease in our international revenues or inability to expand our international operations would adversely impact our revenues, results of operations and financial condition.
*Declines in the number of PCI procedures performed for any reason will adversely impact our business.
Our IVUS and FFR products are used in connection with procedures. Physicians may choose to perform fewer PCI procedures. For example, recently the number of PCI procedures declined, in part due to concerns regarding the efficacy of therapeutic treatment options, the long-term efficacy of drug-eluting stents, economic constraints, reduced rates of restenosis and concerns by clinicians and payers regarding the appropriateness of conducting PCI procedures. If the number of PCI procedures continues to decline, the need for IVUS and FFR procedures could also decline, which would adversely impact our operating results and our business prospects.
*We have a limited operating history, have only recently achieved profitability and cannot assure you that we will continue to achieve and sustain profitability in future periods.
We were formed in January 2000 and achieved our first and second full year of profitability in 2010 and 2011. To the extent that we are able to increase revenues, we expect our operating expenses will also increase as we expand our business to meet anticipated growing demand for our products, devote resources to our sales, marketing and research and development activities and satisfy our debt service obligations. If we are unable to reduce our cost of revenues and our operating expenses, we may not achieve sustained profitability. We expect to experience quarterly fluctuations in our revenues due to the timing of capital purchases by our customers and to a lesser degree the seasonality of disposable consumption by our customers. Additionally, expenses will fluctuate as we make future investments in research and development, selling and marketing and general and administrative activities, including as a result of new product introductions, transitioning from distributor arrangements to a direct sales force in different markets, satisfying our debt service obligations, and fund our litigation costs. This will cause us to experience variability in our reported earnings and losses in future periods. You should not rely on our operating results for any prior quarterly or annual period as an indication of our future operating performance.

*We have a significant amount of indebtedness. We may not be able to generate enough cash flow from our operations to service our indebtedness, and we may incur additional indebtedness in the future, which could adversely affect our business, financial condition and results of operations.
We have a significant amount of indebtedness, including $115.0 million in aggregate principal amount with additional accrued interest of indebtedness under our 2.875% Convertible Senior Notes due 2015, or the Notes. Our ability to make payments on, and to refinance, our indebtedness, including the Notes, and to fund planned capital expenditures, research and development efforts, working capital, acquisitions and other general corporate purposes depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors, some of which are beyond our control. If we do not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to pay our indebtedness, including payments of principal upon conversion of the Notes or on their maturity or in connection with a transaction involving us that constitutes a fundamental change under the indenture governing the Notes, or to fund our liquidity needs, we may be forced to refinance all or a portion of our indebtedness, including the Notes, on or before the maturity thereof, sell assets, reduce or delay capital expenditures, seek to raise additional capital or take other similar actions. We may not be able to execute any of these actions on commercially reasonable terms or at all. Our ability to refinance our indebtedness will depend on our financial condition at the time, the restrictions in the instruments governing our indebtedness and other factors, including market conditions. In addition, in the event of a default under the Notes, the holders and/or the trustee under the indenture governing the Notes may accelerate our payment obligations under the Notes, which could have a material adverse effect on our business, financial condition and results of operations. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would likely have an adverse effect, which could be material, on our business, financial condition and results of operations.
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
We are currently developing new products as well as product enhancements with respect to our existing products. We have in the past experienced, and may again in the future experience, delays in various phases of product development and commercial launch, including during research and development, manufacturing, limited release testing, marketing and customer education efforts. In particular, developing and integrating products and technologies of acquired businesses is time consuming and has in the past resulted, and may again in the future result, in longer developmental timelines than we initially anticipated. We are currently engaged in ongoing litigation with LightLab Imaging, Inc., or LightLab, in Delaware Chancery Court regarding our High Definition Swept Source non-laser light source and Volcano's efforts to develop and/or obtain a laser light source from third parties. LightLab is a wholly-owned subsidiary of St. Jude. Depending on the outcome of this litigation, we may experience delays in the commercial launch of our OCT imaging systems. Any delays in our product launches may significantly impede our ability to successfully compete in our markets and may reduce our revenues.
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
We do not engage in foreign currency hedging arrangements for our revenues or operating expenses, and, consequently, foreign currency fluctuations may adversely affect our revenues and earnings. During the nine months ended September 30, 2012, 31.8% and 14.3% of our revenues were denominated in the yen and euro, respectively, 13.3% of our operating expenses were denominated in the yen and 9.8% of our operating expenses were denominated in the euro. Commencing October 2009, we began using foreign currency forward contracts to manage a portion of the foreign currency risk related to our intercompany receivable balances with our foreign subsidiaries whose functional currencies are the euro and yen. We cannot be assured our hedges will be effective or that the costs of the hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro and the yen, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results. In periods of a strengthening U.S. dollar relative to the yen or the euro, we would record less revenue and our results of operations could be negatively impacted.
*General national and worldwide economic conditions may materially and adversely affect our financial performance and results of operations.
Our operations and performance depend significantly on national and worldwide economic conditions and the resulting impact on purchasing decisions and the level of spending on our products by customers in the geographic markets in which our IVUS and FFR and other products are sold or distributed. These economic conditions remain challenging in many countries and regions, including without limitation the U.S., Japan, Europe, the Middle East and Africa, where we have generated most of our revenues. In the U.S., the recovery from the recent recession has been below historic averages and the unemployment rate is expected to remain high for some time. Inflation has fallen over the last several years, but is now rising, and central banks around the world have begun tightening monetary conditions to attempt to control inflation. The March 2011 tsunami and associated events in Japan negatively impacted many of our customers, as well as the conditions in which our Tokyo-based subsidiary operates. Such events may also result in a downturn in Japan’s economy as a whole, which may adversely affect our ability to conduct business in Japan. The challenging global economic conditions have also led to concerns over the solvency of certain European Union member states, including Greece, Ireland, Italy, Portugal and Spain. On August 5, 2011, Standard & Poor’s downgraded the U.S. credit rating to AA+ from its top rank of AAA, and the current U.S. debt ceiling and budget deficit concerns have increased the possibility of other credit-rating agency downgrades that could have a material adverse effect on the financial markets and economic conditions in the U.S. and throughout the world. Likewise, the political unrest in the Middle East may have adverse consequences to the global economy or to our customers in the Middle East, which could negatively impact our business. In any event, uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. If our customers do not obtain or do not have access to the necessary capital to operate their businesses, or are otherwise adversely affected by the deterioration in national and worldwide economic conditions, this could result in reductions in the sales of our products, longer sales cycles and slower adoption of new technologies by our customers, which would materially and adversely affect our business. We experienced declines in the number of PCI procedures performed (and related reductions in sales of our IVUS products) and in sales of our non-medical products to telecommunications and industrial companies during 2011 due to, in part, the then-prevailing economic conditions. In addition, our customers’, distributors’ and suppliers’ liquidity, capital resources and credit may be adversely affected by their relative ability or inability to obtain capital and credit, which could adversely affect our ability to collect on our outstanding invoices or lengthen our collection cycles, adversely affect our ability to distribute our products or limit our timely access to important sources of raw materials necessary for the manufacture of our consoles and catheters.
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
Our transition to a direct sales force in Japan may not be successful or may cause us to incur additional expenses sooner than initially planned and experience reduced revenues. If we are not successful or incur such additional expenses sooner than expected, then our business and results of operations may be materially and adversely affected.
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

*Our manufacturing operations are dependent upon third-party suppliers, some of which are sole-sourced, which makes us vulnerable to supply problems, price fluctuations and manufacturing delays.
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
Our reliance on these sole source suppliers subjects us to a number of risks that could impact our ability to manufacture our products and harm our business, including:

•	inability to obtain adequate supply in a timely manner or on commercially reasonable terms;

•	interruption or delayed delivery of supply resulting from our suppliers’ difficulty in accessing financial or credit markets or otherwise securing cash and capital resources;

•	interruption of supply resulting from modifications to, or discontinuation of, a supplier’s operations;

•	delays in product shipments resulting from uncorrected defects, reliability issues or a supplier’s variation in a component;

•	uncorrected quality and reliability defects that impact performance, efficacy and safety of products from replacement suppliers;

•	price fluctuations due to a lack of long-term supply arrangements with our suppliers for key components;

•	difficulty identifying and qualifying alternative suppliers for components in a timely manner;

•	production delays related to the evaluation and testing of products from alternative suppliers and corresponding regulatory qualifications; and

•	delays in delivery by our suppliers due to changes in demand from us or their other customers.
In addition, because we do not have long term supply agreements with some of our suppliers, we are subjected to the following risks:

•	unscheduled price increases;

•	lack of notice when the materials used to manufacture are not available; and

•	lack of notice of discontinued operations or manufacturing.
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
We have begun implementing a new enterprise resource planning, or ERP, system to further enhance operating efficiencies and provide more effective management of our business operations. The new ERP system is being deployed for use throughout our company in a number of “go live” phases, the first of which occurred during the fourth quarter of 2011 with company-wide deployment expected to be completed during the first quarter of 2013. Implementing a new ERP system is costly and involves risks inherent in the conversion to a new computer system, including loss of information, disruption to our normal operations, changes in accounting procedures and internal control over financial reporting, as well as problems achieving accuracy in the conversion of electronic data. Failure to properly or adequately address these issues could result in increased costs, the diversion of management’s and employees’ attention and resources and could materially adversely affect our operating results, internal controls over financial reporting and ability to manage our business effectively. While the ERP system is intended to further improve and enhance our information systems, large scale implementation of a new information system exposes us to the risks of starting up the new system and integrating that system with our existing systems and processes, including possible disruption of our financial reporting, which could lead to a failure to make required filings under the federal securities laws on a timely basis.
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
*Modifications to our products may require new regulatory clearances or approvals or may require us to recall or cease marketing our products until clearances or approvals are obtained.
Modifications to our products may require the submission of new 510(k) notifications or PMA applications. If a modification is implemented to address a safety concern, we may also need to initiate a recall or cease distribution of the affected device. In addition, if the modified devices require the submission of a 510(k) or PMA and we distribute such modified devices without a new 510(k) clearance or PMA approval, we may be required to recall or cease distributing the devices. The FDA can review a manufacturer’s decision not to submit a modification and may disagree. The FDA may also on its own initiative determine that clearance of a new 510(k) or approval of a new PMA submission is required. We have made modifications to our products in the past and may make additional modifications in the future that we believe do not or will not require clearance of a new 510(k) or approval of a new PMA. If we begin manufacture and distribution of the modified devices and the FDA later disagrees with our determination and requires the submission of a new 510(k) or PMA for the modifications, we may also be required to recall the distributed modified devices and to stop distribution of the modified devices, which could have an adverse effect on our business. If the FDA does not clear or approve the modified devices, we may need to redesign the devices, which could also harm our business. When a device is marketed without a required clearance or approval, the FDA has the authority to bring an enforcement action, including injunction, seizure and criminal prosecution. The FDA considers such additional actions generally when there is a serious risk to public health or safety and the company’s corrective and preventive actions are inadequate to address the FDA’s concerns.

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
*If our customers are unable to obtain coverage of or sufficient reimbursement for procedures performed with our products, it is unlikely that our products will be widely used.
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
We believe that future coverage of and reimbursement for our products may be subject to increased restrictions both in the U.S. and in international markets. For example, on August 2, 2011, President Obama signed the Budget Control Act of 2011 which imposes significant cuts in federal spending over the next decade. Such cuts in federal spending could impact entitlement programs such as Medicare and aid to states for Medicaid programs. Third-party reimbursement and coverage for our products may not be available or adequate in either the U.S. or international markets. Future legislation, regulations, coverage or reimbursement policies adopted by third-party payors may adversely affect the growth of the markets for our products, reduce the demand for our existing products or our products currently under development, and limit our ability to sell our products on a profitable basis.
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
The medical device industry is characterized by extensive litigation and administrative proceedings over patent and other intellectual property rights. Whether or not a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Our competitors may assert that they own U.S. or foreign patents containing claims that cover our products, their components or the methods we employ in the manufacture or use of our products. For example, we are currently involved with St. Jude Medical in patent litigation regarding our FFR products and whether these products infringe a St. Jude Medical patent. Because patent applications can take many years to issue and in many instances at least 18 months to publish, there may be applications now pending of which we are unaware, which may later result in issued patents that contain claims that cover our products. There could also be existing patents, of which we are unaware, that contain claims that cover one or more components of our products. As the number of participants in our industry increases, the possibility of patent infringement claims against us also increases.
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
*We expect to enter new product fields in the future. Entering such additional fields may subject us to claims of infringement. Defending any infringement claims would be expensive and time consuming.
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
From time to time in the ordinary course of business, we receive letters from third parties advising us of third-party patents that may relate to our business. The letters do not explicitly seek any particular action or relief from us. Although these letters do not threaten legal action, these letters may be deemed to put us on notice that continued operation of our business might infringe intellectual property rights of third parties. We do not believe we are infringing any such third-party rights, and, other than the matters described in this quarterly report, we are unaware of any litigation or other proceedings having been commenced against us asserting such infringement. We cannot assure you that such litigation or other proceedings asserting infringement by us may not be commenced against us in the future.
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
The marketing and sale of our VH IVUS functionality for IVUS depends on an exclusive license to patents owned by The Cleveland Clinic Foundation, the license to which we obtained in April 2002. We are aware that maintenance of the license depends upon certain provisions being met by us including payment of royalties, commercialization of the licensed technology and obtaining regulatory clearances or approvals. If The Cleveland Clinic Foundation were to claim that we committed a material breach or default of these provisions and we were not able to cure such breach or default, The Cleveland Clinic Foundation would have a right to terminate the agreement. The loss of the rights granted under the agreement could require us to redesign our VH IVUS functionality or prevent us from manufacturing or selling our IVUS products containing VH IVUS in countries covered by these patents. In addition, our exclusive license will become non-exclusive if we fail to obtain regulatory clearances or approvals to commercialize the licensed technology within a proscribed time period. The cost of redesigning or an inability to sell our VH IVUS products would have a negative impact on our ability to grow our business and achieve our expected revenues.
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
As of September 30, 2012, our directors, officers and principal stockholders (those holding more than 5% of our common stock) collectively controlled a significant portion of our outstanding common stock. To the extent our directors, officers and principal stockholders continue to hold a significant portion of our outstanding common stock, these stockholders, if they act together, would be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.
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

Signature	Title	Date

/s/ John T. Dahldorf	Chief Financial Officer (principal financial officer, principal accounting officer and duly authorized officer)	November 7, 2012
John T. Dahldorf

Exhibit Index

Exhibit Number	Description of Exhibit
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