Form 10-K
period 2012-12-31
Volcano Corp
filed 2013-02-28
CIK 1354217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2012 (which is the last business day of registrant’s most recently completed second fiscal quarter), as reported on the NASDAQ Global Select Market was approximately $1.5 billion. Approximately 292,000 shares of common stock held by executive officers and directors on June 30, 2012 have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
At February 15, 2013, 54,103,541 shares of Common Stock, par value $0.001, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates information by reference to portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2013. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012.

VOLCANO CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012

Forward-looking statements: This annual report on Form 10-K (“Annual Report”) contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. In some cases, you can identify these “forward-looking statements” by words like “may,” “will,” “should,” "could," “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” "intends" or “continues” or the negative of those words and other comparable words. Forward-looking statements include, but are not limited to, statements about:

•	our intentions, beliefs and expectations regarding our expenses, sales, operations and future financial performance;

•	our operating results;

•	our plans for future products and enhancements of existing products;

•	anticipated growth and trends in our business;

•	the timing of and our ability to maintain and obtain regulatory clearances or approvals;

•	our belief that our cash and cash equivalents and short-term available-for-sale investments will be sufficient to satisfy our anticipated cash requirements;

•	our expectations regarding our revenues, customers and distributors;

•	our beliefs and expectations regarding our market penetration and expansion efforts;

•	our expectations regarding the benefits and integration of recently-acquired businesses and our ability to make future acquisitions and successfully integrate any such future-acquired businesses;

•	our anticipated trends and challenges in the markets in which we operate; and

•	our expectations and beliefs regarding and the impact of investigations, claims and litigation

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
Volcano has registered and common law trademarks in the U.S. and elsewhere in the world including, but not limited to, Axsun®, ChromaFlo®, ComboMap®, ComboWire®, Eagle Eye®, iFR™, GlyDx®, PrimeWire®, PrimeWire Prestige®, Revolution®, s5™, s5i®, SmartMap®, SpinVision®, Valet®, VH®, VIBE® and VOLCANO®. Other brand names or trademarks appearing in this Annual Report are the property of their respective holders.
PART I

Item 1.	Business
Overview
We design, develop, manufacture and commercialize a broad suite of precision guided therapy tools including intravascular ultrasound, or IVUS, and fractional flow reserve, or FFR, products. We believe that these products enhance the diagnosis and treatment of vascular heart disease by improving the efficiency and efficacy of existing diagnostic angiograms, percutaneous interventional, or PCI, therapy procedures in the coronary arteries or peripheral arteries and veins. We are facilitating the adoption of functional PCI, in which our FFR technology is used to determine whether or not a stent is necessary, and IVUS is used to guide stent placement and optimization. We market our products to physicians, nurses and technicians who perform a variety of endovascular based coronary and peripheral interventional procedures in hospitals and to other personnel who make purchasing decisions on behalf of hospitals.
Our products consist of multi-modality consoles that are marketed as stand-alone units or as customized units that can be integrated into a variety of hospital-based interventional surgical suites called catheterization laboratories, or cath labs. We have developed customized cath lab versions of these consoles and are developing additional functionality options as part of our cath lab integration initiative. Our consoles have been designed to serve as a multi-modality platform for our phased array and rotational IVUS catheters, FFR pressure wires, image-guided therapy catheters and Medtronic's Pioneer reentry device.
Our IVUS products include single-procedure disposable phased array and rotational IVUS imaging catheters, and additional functionality options such as Virtual Histology, or VH®, IVUS tissue characterization and ChromaFlo stent apposition analysis. Our FFR offerings can be accessed through our multi-modality platforms, and we also provide FFR-only consoles. Our FFR disposables are single-procedure disposable pressure and flow guide wires used to measure the pressure and flow characteristics of blood around plaque enabling physicians to gauge the plaque's physiological impact on blood flow and pressure. We are developing additional offerings for integration into the platform, including adenosine-free Instant Wave-Free Ratio FFR, or iFR, forward-looking IVUS, or FL.IVUS, catheters, Forward-Looking Intra-Cardiac Echo, or FL.ICE, catheters, high resolution Focal Acoustic Computed Tomography, or FACT, catheters, and ultra-high resolution Optical Coherence Tomography, or OCT, systems and catheters. Our Valet microcatheter, Visions PV .035 catheter and Short Tip Eagle Eye Platinum, or EEP, products received 510(k) clearance and CE Mark approval in 2012. Our Preview™, the first generation FL.IVUS device, received CE Mark for peripheral indications in 2012.
Through Axsun Technologies, Inc., or Axsun, one of our wholly-owned subsidiaries, we also develop and manufacture optical monitors for the telecommunications industry, laser and non-laser light sources, optical engines used in medical OCT imaging systems and advanced photonic components and sub-systems used in spectroscopy and other industrial applications. We believe Axsun's proprietary OCT technology will provide us competitive advantages in the invasive imaging sector.
We believe the broader market for intra-body imaging and sensing products will grow from approximately $332 million in 2006 to approximately $2.7 billion by 2021, representing a compound annual growth rate, or CAGR, of approximately 15%. Within this broader market, we estimate that the current market for our IVUS, FFR and Axsun products is approximately $750 million. We base our estimated market sizes in part on discussion with market analysts and on our internal assessment of our historical and projected sales and those of our competitors. We believe the IVUS market is growing at approximately 3.5% annually and the FFR market is growing at approximately 20-30% annually, and we expect that these markets, together with the market for our Axsun products, could grow to more than $1.1 billion in the next five years. For example, we believe that the FFR market alone grew at a CAGR of more than 30% from 2008 to 2012, largely as a result of published findings from the Fractional Flow Reserve versus Angiography for Multivessel Evaluation, or FAME, and Fractional Flow Reserve-Guided PCI versus Medical Therapy in Stable Coronary Disease, or FAME 2, studies. In addition, we have a number of products in development, including IVUS-guided therapies, FL.IVUS, OCT, micro-catheter technologies and optical and micro-electro-mechanical systems for use in telecommunications, industrial spectroscopy or medical OCT applications, and thrombectomy devices. Many of these products in development leverage our existing platform technology and represent an aggregate estimated addressable market opportunity of up to $5 billion.
We have focused on building our domestic and international sales and marketing infrastructure to market our products to physicians and technicians who perform PCI and vascular procedures in hospitals and to other personnel who make purchasing decisions on behalf of hospitals. We sell our products directly to customers in the United States, Japan, certain European markets and South Africa. We utilize distributors in other geographic areas, which are also involved in product launch planning, education and training, physician support and clinical study management.
We derive our revenues from two reporting segments: medical and industrial. Our medical segment represents our core business, in which we derive revenues primarily from the sale of our multi-modality and FFR consoles and our IVUS and FFR single-use disposables. Our industrial segment derives revenues related to the sales of micro-optical spectrometers and optical channel monitors by Axsun to telecommunication and industrial companies. We continue building direct sales capabilities in the U.S., certain parts of Europe, South Africa, and Japan. During the year ended December 31, 2012, we generated worldwide revenues of $381.9 million, which is comprised of $371.1 million from our medical segment and $10.7 million from our industrial segment, and had operating income of $19.6 million. Our total assets as of December 31, 2012 were $902.3 million. Our revenue, operating income and other financial results for the last three fiscal years are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Consolidated Financial Statements” sections contained in this Annual Report. At December 31, 2012, we had a worldwide installed base of more than 7,700 consoles. We intend to grow and leverage this installed base of consoles to drive recurring sales of our single-use disposable catheters and guide wires, which accounted for approximately 81% of our medical segment revenues during the year ended December 31, 2012. In 2012, approximately 47% of our revenues were generated in the U.S., approximately 32% were generated in Japan, and approximately 15% were generated in Europe, the Middle East and Africa, with the balance of sales occurring in other international markets.
Our Strategy
Our long-term growth strategy incorporates expansion of our existing businesses, commercialization of new products and licensing or acquiring new technologies. The core of this strategy is offering a multi-modality platform that seeks to deliver all of the benefits associated with conventional IVUS and FFR devices, while providing enhanced functionality and proprietary features that address the limitations associated with conventional forms of these technologies. We are seeking to make precision-guided, functional PCI a standard of care and to position us as a leading provider of precision-guided therapy. We believe that recent clinical data from studies involving IVUS and FFR, as well as updated clinical guidelines elevating the use of these technologies, will help drive market adoption. For example, data released in 2012 from the ADAPT-DES study (Assessment of Platelet Therapy with Drug-Eluting Stents), the largest study conducted with IVUS guidance to date, indicated IVUS guidance results in better patient outcomes and fewer complications at 30 days and 12 months compared to procedures without IVUS. In addition, we have a number of new offerings under development that will further leverage our multi-modality platform. Factors driving our strategy include:

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

•
Enhancing the outcomes of PCI procedures. We believe our products enabled with novel technological enhancements provide clinically significant information that improves the outcomes of current and increasingly complex PCI procedures.

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

•
Enabling new procedures to treat coronary artery disease peripheral artery disease and structural heart disease. Currently, the treatment of a number of vascular and structural heart diseases, including coronary, peripheral and carotid artery disease and atrial fibrillation, is limited by conventional catheter-based techniques and angiography. Because our technologies address many of these current limitations, we believe our products provide physicians the potential to diagnose and, optimally treat these diseases percutaneously, and may address limitations in the treatment of structural heart disease.

Our goal is to establish our IVUS and FFR products as the standard of care for PCI diagnostic and therapeutic procedures and expand the use of IVUS and FFR for these procedures. The key elements of our strategy for achieving this goal are to:

•
Grow existing IVUS and FFR Markets globally. We believe that most PCI procedures today, particularly those of a more complex nature, benefit greatly from more precise guidance than angiography alone can provide. We believe that by making our devices easier to use and enabling faster interpretation of images, investing in thoughtful clinical studies and registries that prove the benefits of our technologies, educating physicians and hospital executives on the clinical need for our products and existing guidelines, training staff on the procedural use of our products, and providing access to all patients through the expansion of our installed base, we can continue to grow and cultivate the current PCI market which represents, on an annual basis, more than three million procedures worldwide. We also plan to develop a portfolio of image guided therapy devices.

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

•
Expand our existing technologies to serve new markets. We plan to utilize our existing diagnostic technologies, including FFR and IVUS, to address new markets. The nearest term opportunity is in the peripherals vasculature, where we believe IVUS and FFR enable enhanced decision-making by clinicians versus the use of angiography alone. Current and potential IVUS applications include stenting in the iliac, femoral and below-the-knee arteries, atherectomy, inferior vena cava, or IVC, filter placement, and compressive and thrombotic venous disease. We believe FFR has several applications as well, including the assessment of gradients in lower limb arteries to determine treatment needs. As we pursue opportunities in this market, we plan to develop new IVUS and FFR products and develop or acquire therapeutic products that have clinical synergies with our diagnostic technologies. In addition, we plan to explore product development and marketing partnerships with other leading companies in the sector.

•
Develop new products that enable us to address new markets. We plan to leverage our current technology and develop new technology to expand into new markets and increase clinical applications through clinical studies, conducted by us or in collaboration with other companies. This includes programs for (1) IVUS guided therapy products that combine IVUS with balloons and potentially other therapeutic devices, (2) micro-catheter technologies for use in coronary, peripheral and other vascular applications, (3) FL.IVUS for applications including chronic total occlusions in the coronary and peripheral arteries, and Forward-Looking Intra-Cardiac Echo , or FL.ICE, for other structural heart applications, (4) OCT light-based imaging systems, which we believe can be used in coronary, peripheral and other vascular applications, and (5)  optical and micro-electro-mechanical systems technologies in telecommunications, industrial spectroscopy or medical OCT applications, including ophthalmology and dentistry.

•
Enhance product capabilities and introduce new products through collaborations or acquisitions. We have a successful track record of acquiring and licensing technologies and collaborating with third parties to create synergistic product offerings. For instance, we licensed the iFR technology from Imperial College and FACT technology from The Cleveland Clinic Foundation. Since December 2007, we have acquired seven companies: CardioSpectra, Inc.; Novelis, Inc.; Impact Medical Technologies, LLC; Axsun; Fluid Medical, Inc; Sync-Rx Ltd.; and Crux Biomedical, Inc. The technologies obtained from these acquisitions form the foundation of many of the new technologies and products we expect to introduce. We believe there will be additional opportunities to leverage these capabilities through select technology or company acquisitions as well as collaborations that enhance our capabilities or complement our markets.

Our Products
Our multi-modality consoles are marketed as stand-alone units or units that can be integrated into cath labs. We offer consoles that combine IVUS and FFR technology, which are designed to allow the user to switch seamlessly between each modality. We also offer systems with either IVUS or FFR. The significantly expanded functionality of our offering enables the networking of patient information, control of IVUS and FFR information at both the operating table and in the cath lab control room, as well as the capability for images to be displayed on standard cath lab monitors. Our products include IVUS catheters, FFR guide wires, thrombus aspiration devices, and various options that provide additional functionality. We expect to continue developing new products and technologies to expand the market adoption of our offering, and also expect our platform will support IVUS integrated with other interventional devices in the future.
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

•
s5i: This console is made up of components that can be customized to each cath lab’s specifications and integrated into virtually any cath lab while retaining the full functionality of the s5 system. When the s5i is integrated into the cath lab, it works seamlessly with the workflow of the cath lab in terms of acquiring and archiving patient images and data.

Both platforms support digital IVUS, rotational IVUS, FFR, VH IVUS and ChromaFlo as well as our planned future offerings.
In November 2012, we acquired Sync-Rx Ltd, or Sync-Rx, an Israel-based company that develops advanced software applications designed to optimize and facilitate trans-catheter cardiovascular interventions using automated online image processing. We believe that the Sync-Rx technology will provide us with a platform on which to build a range of advanced software features that will aid clinical decision-making by providing angiography and intra-body image enhancement, measurement and non-invasive imaging and intravascular co-registration capabilities, and create future opportunities in physiology and peripheral and minimally invasive structural heart therapy guidance.
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
We launched our latest generation digital catheter, the Eagle Eye Platinum Digital IVUS Catheter, commercially in May 2010. In September 2012, we introduced a new, short tip version of the Eagle Eye Platinum IVUS catheter that enables clinicians to get closer to a chronic total occlusion. During 2013, we expect to obtain clearance from the U.S. Food and Drug Administration, or FDA, for and begin commercial sales of our FACT catheter, which is designed to provide a higher level of ultrasound resolution imaging than is available with current IVUS ultrasound catheters. In addition, we plan to introduce a new peripheral IVUS catheter.
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
VH IVUS. Conventional IVUS allows the visualization of atherosclerotic plaque. However, it is limited to a subjective, and therefore qualitative, review of vascular and plaque dimensions and composition. Our VH IVUS product allows, for the first time, easy to read and interpret IVUS images with color-coded identification of plaque composition. Additionally, a key element of the VH IVUS product is the capability to provide automatic identification of lumen and vessel borders. This feature enables automated vessel sizing, which makes it easier and faster to use our IVUS products. Finally, our VH IVUS functionality offers the potential to determine plaque vulnerability and therefore stratification of risk. We have developed fully functional devices for each of these technologies and have used them in clinical studies. In January 2011, the New England Journal of Medicine published results from our clinical study Providing Regional Observations to Study Predictors of Events in the Coronary Tree, or PROSPECT, an international multi-center study, which demonstrated that VH IVUS tissue characterization software enables physicians to more accurately assess the risk of individual blockages than the use of the current standard-of-care—angiographic imaging—alone. The PROSPECT results demonstrated the ability to use VH IVUS functionality to identify high-risk plaques that could potentially be treated to prevent future events, and low-risk plaques that may not need intervention. We are in the process of participating in several additional clinical studies to correlate plaque vulnerability to its clinical significance and risk, and believe that these data will lead to further utilization of VH IVUS to triage coronary lesions.
Our FFR Products
Our FFR products consist of pressure and flow consoles and single-procedure disposable pressure and flow guide wires. We believe we are the only company that offers a full line of pressure and flow guide wires as well as a guide wire that can measure both pressure and flow. In addition, our FFR products are integrated with our s5 family of multi-modality consoles. In August 2010 and November 2011, we commercially launched PrimeWire and PrimeWire PRESTIGE PLUS, respectively, our latest generation of pressure guide wires. In October 2012, we announced the global launch of our PrestigePlus pressure guide wire with AccuSense Technology, the latest innovation to our FFR product line, which allows for more precise measurement when distal pressure is monitored for longer periods of time. In addition, we believe we are the only company working on the development of iFR functionality, which is an FFR technology that does not require the administration of adenosine, used to widen blood vessels prior to the procedure. As a result, by enabling cardiologists to perform FFR without adenosine, iFR functionality has the potential to expand the patient population that could be diagnosed using FFR, and reduce the costs and time associated with its use.
We believe that favorable trial data relating to the measurement of FFR in addition to angiography will lead to further adoption of FFR technology by clinicians. In September 2009, published findings from the FAME study demonstrated that patients in the study with multi-vessel coronary artery disease who were treated by FFR guidance had a 34% reduction in death and myocardial infarction (heart attack) compared to angiographic guidance alone. In August 2012, the results of the FAME 2 study were published in the New England Journal of Medicine. FAME 2 showed that patients receiving PCI with proven ischemia (restriction of blood flow) by FFR had 66% fewer primary endpoint events including death, myocardial infarction and urgent revascularizations (e.g. coronary bypass) than those patients treated with optimal medical therapy alone. We believe these findings will continue to drive the growth and adoption of our disposable FFR wire products.
Product Expansion
We currently have a number of products under development that will leverage our existing platform technology and we believe will expand our presence in interventional medicine and related markets. Our product pipeline includes:
Micro Catheters
In January 2012, we received 510(k) clearance for the Valet Micro catheter, which can be used to facilitate PCI procedures when Chronic Total Occlusions (CTOs) are present. The Valet is expected to be used as a conduit for the exchange and/or support of guide wires in peripheral and coronary vascularizations. We initiated a limited market release of the product in the United States in August 2012.
Forward Looking Imaging (FL.IVUS/FL.ICE)
A principal area of focus for us is the development of our forward-looking advanced imaging technologies. These proprietary technologies have potential applications for a number of minimally invasive diagnostic and therapeutic applications in the coronary, peripheral and structural heart vasculature (arrangement of blood vessels). Our strategy is to integrate these offerings into our s5 family of consoles and target markets such as chronic total occlusions and other coronary, peripheral and structural heart indications.
Optical Coherence Tomography (OCT)
We are developing our OCT products to complement our existing product offerings and further enhance our position as an imaging technology leader in the field of interventional medicine. Our early model OCT systems have been used in several clinical settings in Europe and South America. We believe our OCT products will be an important addition to our product line, as we expect that our OCT offerings will allow us to expand our reach into clinical situations where extremely high resolution imaging is paramount by providing high quality visualization of stent expansion and apposition. Our goal is to integrate this OCT functionality directly into our s5i integrated imaging suite of products. Our OCT system is designed to allow fast, easy imaging of highly detailed structures in the vasculature, including vessel wall defects, intra-luminal thrombus and stent struts. Our OCT resolution is able to visualize even very thin layers of cells covering drug eluting stent struts at follow-up. However, unlike IVUS, OCT cannot see through blood and requires contrast injections while imaging. OCT also does not penetrate the vessel wall, so only measurements within the lumen and the first one to two millimeter of the lumen wall are possible. This means that the user cannot measure the full volume and type of plaque or provide the ability to visualize from vessel wall to vessel wall in the presence of coronary disease. We believe OCT will complement IVUS in its ability to see small luminal structures. This will predominantly be a clinical research tool initially until further clinical data can be developed to understand how OCT can be applied to daily PCI practice.
Image Guided Therapies
In December 2012, we acquired Crux Biomedical, Inc., or Crux, a private company developing a number of products designed to capture emboli (blood vessel package) and other debris through the vasculature. These include the Crux VCF System, a retrievable IVC filter to prevent pulmonary embolism (blockage of main artery of the lung). The Crux VCF received a CE Mark in December 2011 and 510(k) clearance in July 2012. We believe the Crux IVC filter product, combined with our IVUS technology, can upon regulatory approval, add significant clinical and economical value to our customers. Also in 2011, we completed a supply agreement with ev3, Inc., or ev3, a subsidiary of Covidien Public Limited Company, under which we will supply our proprietary IVUS technology for use in ev3's Plaque Excision System-catheters that remove plaque blocking peripheral arteries and interrupting blood flow.

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
Our significant clinical studies include:
Assessment of Dual Anti-Platelet Therapy with Drug Eluting Stents (ADAPT)
This was a multi-center registry with over 8,500 patients enrolled, with 3,349 patients undergoing PCI with IVUS Guided PCI versus Angiography alone. The study represents the current clinical practice patterns based on the type of stents implanted and the type of medication regime the patient followed. This large data set concluded that IVUS guided PCI is safe and generated better clinical outcomes, even in high risk groups. Volcano IVUS influenced the change of therapy 75% of the time, mostly resulting in the placement of larger or longer stents and using IVUS to determine stent apposition resulting in stent dilatation. Both acute (defined as less than 30 days) and at one year follow up between IVUS-Guided PCI versus. Angiography alone resulted in a 33% reduction in myocardial infarction (MI), a50% reduction in stent thrombosis (ST) and a 38% reduction in ischemic TVR.
International Study of Comparative Health Effectiveness with Medical and Invasive Approaches (ISCHEMIA)
This is a randomized controlled trial that will study 8,000 patients with stable ischemic heart disease (SIHD) and moderate to severe ischemia. Patients will be randomized to invasive strategy with catheriziation/revascularization plus optimal medical therapy (OMT) versus a conservative strategy with OMT and catheriziation reserved for refractory symptoms or ACS. The study, funded by one of the largest grants ever awarded by the NIH/NHLBI for a comparative effectiveness trial, will enlist the collaboration of more than 150 medical centers around the U.S. and hundreds of sites in 33 countries globally. The ISCHEMIA trial enriches the population of patients enrolled by requiring documented proof of ischemia using non-invasive methods prior to enrollment and FFR during the procedures. Enrollment began in the third quarter of 2012 and is expected to continue for several years.
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
Adenosine Vasodilation Independent Stenosis Evaluation II (ADVISE II)
ADVISE II is a study focused on further understanding of iFR. The study will include a larger number of lesions, as a follow-on to ADVISE. It will be a prospective, global, multi-center study intended to generate data to support global regulatory submissions for the iFR technology. Enrollment is underway.
Evaluation of XIENCE PRIMETM or XIENCE V® versus Coronary Artery Bypass Surgery for Effectiveness of Left Main Revascularization (EXCEL)
EXCEL is a prospective, unblinded, randomized multi-center trial involving approximately 2,600 patients with left main coronary artery, orULMCA, disease and treatment groups of stenting with XIENCE PRIME or XIENCE V Everolimus Eluting Coronary Stent System versus coronary artery bypass grafting. Further, there will be a universal registry of approximately 1,000 patients who have angiographically significant left main disease but are not eligible for the randomized trial. All patients who are randomized to the PCI arm and have IVUS performed during the procedure will be included in the IVUS substudy. The purpose of the substudy is to determine how acute IVUS results will correlate with outcomes. There will be up to 160 global sites participating. Enrollment commenced in Europe in December 2010 and in the U.S in November 2011. Enrollment is expected to take approximately two years.
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
We have direct sales capability in the U.S., certain parts of Europe, Japan and South Africa. We intend to continue to increase our direct sales personnel over time. At December 31, 2012, we had over 325 direct sales and support professionals, including 179 in the U.S., 81 in Japan, and 58 in Europe and the remaining in other geographies. In addition, we have numerous distributor relationships in these and other geographic areas.
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
At December 31, 2012, our global marketing team was comprised of 49 individuals, covering product management, corporate communications and programs, clinical support, and education and training. We devote significant resources to training and educating physicians in the use and benefits of our products. We also promote our products through medical society meetings attended by interventionists.
Our relationships with physician thought leaders in interventional cardiology are an important component of our selling and marketing efforts. These relationships are typically built around research collaborations that enable us to better understand and articulate the most useful features and benefits of our products, and to develop new solutions to challenges in PCI medicine.
Financial Information About Geographic Areas
The following table sets forth our revenues by geography expressed as dollar amounts (in thousands):

	Years Ended December 31,			Percentage Change
	2012	2011	2010	2011 to 2012	2010 to 2011
Revenues (1):
United States	$177,992	$157,412	$134,645	13.1%	16.9%
Japan	123,558	105,892	79,277	16.7	33.6
Europe, the Middle East and Africa	57,913	60,249	57,614	(3.9)	4.6
Rest of world	22,403	19,993	22,610	12.1	(11.6)
	$381,866	$343,546	$294,146	11.2%	16.8%

(1)
Revenues are attributed to geographies based on the location of the customer, except for shipments to original equipment manufacturers, which are attributed to the country of origin of the equipment distributed.

At December 31, 2012, approximately 42% of our long-lived assets, excluding financial assets, were located in the U.S., approximately 42% were located in Costa Rica, approximately 12% were located in Japan, and less than 5% were located elsewhere.
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
The medical device industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. As the number of entrants into our market increases, the risk of an infringement claim against us grows. While we attempt to ensure that our products and methods do not infringe other parties’ patents and proprietary rights, our competitors may assert that our products, and the methods we employ, are covered by patents held by them. In addition, our competitors may assert that future products and methods we may employ infringe their patents. If third parties claim that we infringe upon their intellectual property rights, we may incur liabilities and costs and may have to redesign or discontinue selling the affected product. For example, in July 2010, St. Jude sued us for patent infringement alleging products that have been on the market for more than ten years infringe upon St. Jude’s patents. Additional information regarding our litigation with St. Jude is provided in Note 4 “Commitments and Contingencies – Litigation” to our consolidated financial statements and risks related to our intellectual property rights are described in “Risk Factors—Risks Related to Our Intellectual Property and Litigation.”
Patents and Trademarks
We continue to expand and protect our intellectual property position. At December 31, 2012, we had a broad portfolio of over 350 owned or licensed U.S. and international patents and over 435 pending applications for owned or licensed patents. Our patents expire at various dates through 2032. We intend to continue to expand our intellectual property position to protect the design and use of our products, principally in the areas of IVUS, FFR, OCT imaging and image guided therapies for the diagnosis and guidance of treatment of vascular and structural heart disease. We continue to invest in internal research and development of concepts within our current markets and within other potential future markets. This enables us to continue to build our patent portfolio in areas of company interest.
Additionally, we utilize trademarks, trade names or logos in conjunction with the sale of our products. We currently have registered and common law trademarks in the U.S. and elsewhere in the world including, but not limited to, Axsun®, ChromaFlo®, ComboMap®, ComboWire®, Eagle Eye®, iFR™, GlyDx®, PrimeWire®, PrimeWire Prestige®, Revolution®, s5™, s5i®, SmartMap®, SpinVision®, Valet®, VH®, VIBE® and VOLCANO®.
Research and Development
Our research efforts are directed towards the development of new products and technologies that expand our existing platform of capabilities and applications in support of PCI. At December 31, 2012, our research and development staff consisted of 227 full-time engineers and technicians. The majority of this staff is located in Rancho Cordova, California. We also have research and development staff in San Diego, California; Menlo Park, California; Mountain View, California; Billerica, Massachusetts; Cleveland, Ohio; Forsyth County, Georgia and Netanya, Israel. Our research and development staff is focused on the development of new multi-modality systems and catheters, FFR consoles and guide wires, image-guided therapy systems, OCT and additional clinical applications that support our core business objectives.
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
Our research and development expenses were $55.5 million, $53.1 million, and $42.5 million in 2012, 2011 and 2010, respectively. These totals include expenses related to research and development, clinical and regulatory affairs. In addition, in 2010 we recorded a $3.0 million reduction in in-process research and development expenses related to the reversal of expenses recognized in the prior year for a development milestone related to the acquisition of the FL.IVUS program from Novelis, as we believed we would no longer achieve the milestone.
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
We manufacture our products in accordance with FDA required global regulations. We believe we are in material compliance with the U.S., European, Japanese, and Costa Rica regulations. The FDA and the European Union Notified Body have both inspected our manufacturing facilities in Rancho Cordova during the last 20 months. The European Union Notified Body inspected our manufacturing facilities in Costa Rica in 2012. The control systems for our optical and laser products are certified under ISO 9001:2008.
Government Regulation
Our medical device products are subject to extensive and rigorous regulation by the FDA, as well as other federal and state regulatory bodies in the U.S. and comparable authorities in other countries. We currently market our products in the U.S. under authorizations from the FDA, which are based on clearances of pre-market notification submissions, or 510(k); or approval of premarket approval applications, or PMA. If we seek to market new products, or to market new indications for our existing products, we will be required to obtain 510(k) clearance or PMA approval, as applicable. In 2011, the FDA recommended reforms to the 501(k) pre-market notification process. Although the FDA made some limited changes to its guidance, policies and regulations pertaining to the review and regulation of devices such as ours which seek and receive market clearance through the 510(k) pre-market notification process, additional reforms are likely. These reforms, when implemented, could impose additional regulatory requirements upon us which could delay our ability to obtain new clearances, increase the costs of compliance, or restrict our ability to maintain our current clearances.
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
See “Risk Factors—Risks Related to Government Regulation.”
Employees
At December 31, 2012, we had 1,565 full time employees. None of our employees is presented by a labor union, and we believe our employee relations are good.
Seasonality
Our business is generally seasonal in nature and, historically, demand for our products has been the highest in the fourth quarter. Our working capital requirements vary from period to period depending on manufacturing volumes, the timing of deliveries and the payment cycles of our customers.
Corporate Information
We were incorporated in the state of Delaware in January 2000. Our principal executive offices are located at 3661 Valley Centre Drive, Suite 200, San Diego, California. Our phone number is (800) 228-4728 and our website address is www.volcanocorp.com.
Available Information
Our corporate website is www.volcanocorp.com and our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding us, at www.sec.gov. These reports and other information concerning the company may also be accessed at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The contents of these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Item 1A.	Risk Factors
Risks Related to Our Business and Industry

We are dependent on the success of our consoles and catheters and cannot be certain that IVUS and FFR technology or our IVUS and FFR products will achieve the broad acceptance necessary for us to sustain a profitable business.
Our revenues are primarily derived from sales of our IVUS and FFR products, which include our multi-modality consoles and our single-procedure disposable catheters and fractional flow reserve wires. IVUS technology is widely used in Japan for determining the placement of stents in patients with coronary disease but the penetration rate in the United States and Europe for the same type of procedure is relatively low. Our wires are used to measure the pressure and flow characteristics of blood around plaque, enabling physicians to gauge the physiological impact of blood flow and pressure. We expect that sales of our IVUS and FFR products will continue to account for a majority of our revenues for the foreseeable future, however it is difficult to predict the penetration and future growth rate or size of the market for IVUS and FFR technology. The expansion of the IVUS and FFR markets depends on a number of factors, such as:

•	physicians accepting the benefits of the use of IVUS and FFR in conjunction with angiography;

•	physician experience with IVUS and FFR products either used alone or jointly used in a single percutaneous coronary intervention, or PCI;

•	the availability of training necessary for proficient use of IVUS and FFR products, as well as willingness by physicians to participate in such training;

•	the additional procedure time required for use of IVUS and FFR compared to the perceived benefits;

•	the perceived risks generally associated with the use of our products and procedures, especially our new products and procedures;

•	the placement of our products in treatment guidelines published by leading medical organizations;

•	the availability of alternative treatments or procedures that are perceived to be or are more effective, safer, easier to use or less costly than IVUS and FFR technology;

•	hospitals' willingness, and having sufficient budgets, to purchase our IVUS and FFR products;

•	the size and growth rate of the PCI market in the major geographies in which we operate;

•	the availability of adequate reimbursement; and

•	the success of our marketing efforts and publicity regarding IVUS and FFR technology.
Even if IVUS and FFR technology gain wide market acceptance, our IVUS and FFR products may not adequately address market requirements and may not continue to gain market acceptance among physicians, healthcare payors and the medical community due to factors such as:

•
the lack of perceived benefit from information related to plaque composition available to the physician through use of our IVUS products, including the ability to identify calcified and other forms of plaque;

•	the lack of perceived benefit from information related to pressure and flow characteristics of blood around plaque available to the physician through the use of our FFR products;

•	the actual and perceived ease of use of our IVUS and FFR products;

•	the quality of the images rendered by our IVUS products;

•	the quality of the measurements provided by our FFR products;

•	the cost, performance, benefits and reliability of our IVUS and FFR products relative to competing products and services;

•	the lack of perceived benefit of integration of our IVUS and FFR products into the cath lab; and

•	the extent and timing of technological advances.
If IVUS and FFR technology generally, or our IVUS and FFR products specifically, do not gain wide market acceptance, we may not be able to achieve our anticipated growth, revenues or profitability and our results of operations would suffer.
The risks inherent in our international operations may adversely impact our revenues, results of operations and financial condition.
We derive, and anticipate that we will continue to derive, a significant portion of our revenues from operations in Japan and Europe. As we expand internationally, we will need to hire, train and retain qualified personnel for our manufacturing and direct sales efforts, retain distributors and train their and our manufacturing, sales and other personnel in countries where language, cultural or regulatory impediments may exist. We cannot ensure that distributors, physicians, regulators or other government agencies outside the United States will accept our products, services and business practices. Further, we purchase, and in the future may manufacture, some components in foreign markets. The manufacture, sale and shipment of our products and services across international borders, as well as the purchase of components from non-U.S. sources, subject us to extensive U.S. and foreign governmental trade regulations. Current or future trade, social and environmental regulations or political issues could restrict the supply of resources used in production or increase our costs. Compliance with such regulations is costly. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Failure to comply with applicable legal and regulatory obligations could result in the disruption of our manufacturing, shipping and sales activities. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions, including:

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

•
possible failure to comply with anti-bribery laws such as the United States Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions, even though non-compliance could be inadvertent (see, for example, the discussion under “-Risks related to government regulation-We may be subject to federal, state and foreign healthcare fraud and abuse laws and regulations, and a finding of failure to comply with such laws and regulations could have a material adverse effect on our business.”);

•	fluctuations in foreign currency exchange rates and their impact on our operating results; and

•	changes in foreign political or economic conditions.
In addition, we face risks associated with potential increased costs associated with overlapping tax structures, including the tax costs associated with repatriating cash. For example, President Obama's administration has announced legislative proposals to tax profits of U.S. companies earned abroad. We derive a significant portion of our revenues from our international operations, and while it is impossible for us to predict whether these and other proposals will be implemented, or how they will ultimately impact us, they may materially impact our results of operations if, for example, any future potential profits earned abroad are subject to U.S. income tax, or we are otherwise disallowed deductions as a result of any such profits.
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
We were formed in January 2000 and have been profitable, on a full-year basis, only in 2010, 2011 and 2012. To the extent that we are able to increase revenues, we expect our operating expenses will also increase as we expand our business to meet anticipated growing demand for our products, devote resources to our sales, marketing and research and development activities and satisfy our debt service obligations. If we are unable to reduce our cost of revenues and our operating expenses, we may not achieve profitability. We expect to experience quarterly fluctuations in our revenues due to the timing of capital purchases by our customers and to a lesser degree the seasonality of disposable consumption by our customers. Additionally, expenses will fluctuate as we make future investments in research and development, selling and marketing and general and administrative activities, including as a result of new product introductions, transitioning from distributor arrangements to a direct sales force in different markets, satisfying our debt service obligations, and fund our litigation costs. This will cause us to experience variability in our reported earnings and losses in future periods. You should not rely on our operating results for any prior quarterly or annual period as an indication of our future operating performance.
We have a significant amount of indebtedness. We may not be able to generate enough cash flow from our operations to service our indebtedness, and we may incur additional indebtedness in the future, which could adversely affect our business, financial condition and results of operations.
We have a significant amount of indebtedness, including $485.0 million in aggregate principal amount of indebtedness under our 2.875% Convertible Senior Notes due 2015, or the 2015 Notes ($25.0 million), and our 1.75% Convertible Notes due 2017, or the 2017 Notes ($460.0 million). Our ability to make payments on, and to refinance, our indebtedness, including the 2015 Notes and the 2017 Notes, and to fund planned capital expenditures, research and development efforts, working capital, acquisitions and other general corporate purposes depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors, some of which are beyond our control. If we do not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to pay our indebtedness, including payments of principal upon conversion of the 2015 Notes and the 2017 Notes or on their maturity or in connection with a transaction involving us that constitutes a fundamental change under the indenture governing the 2015 Notes or the 2017 Notes, or to fund our liquidity needs, we may be forced to refinance all or a portion of our indebtedness, including the 2015 Notes and 2017 Notes, on or before the maturity thereof, sell assets, reduce or delay capital expenditures, seek to raise additional capital or take other similar actions. We may not be able to execute any of these actions on commercially reasonable terms or at all. Our ability to refinance our indebtedness will depend on our financial condition at the time, the restrictions in the instruments governing our indebtedness and other factors, including market conditions. In addition, in the event of a default under the 2015 Notes or the 2017 Notes, the holders and/or the trustee under the indenture governing the 2015 Notes or the 2017 Notes, as applicable, may accelerate our payment obligations under the applicable notes, which could have a material adverse effect on our business, financial condition and results of operations. Any such acceleration may also trigger an event of default under the other series of notes. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would likely have an adverse effect, which could be material, on our business, financial condition and results of operations.

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

Any of these factors could materially and adversely affect our business, financial condition and results of operations. In addition, if we incur additional indebtedness, which we are not prohibited from doing under the terms of the indentures governing the 2015 Notes and the 2017 Notes, the risks related to our business and our ability to service our indebtedness would increase.
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
Our future success will depend upon our ability to innovate new products and introduce enhancements to our existing products in order to address the changing needs of the marketplace. We also rely on new products and product enhancements to attempt to drive price increases for our products in our markets. Frequently, product development programs require assessments to be made of future clinical need and commercial feasibility, which are difficult to predict. Customers may forego purchases of our products and purchase our competitors' products as a result of delays in introduction of our new products and enhancements, failure to choose correctly among technical alternatives or failure to offer innovative products or enhancements at competitive prices and in a timely manner. In addition, announcements of new products may result in a delay in or cancellation of purchasing decisions in anticipation of such new products. We may not have adequate resources to introduce new products in time to effectively compete in the marketplace. Any delays in product releases may negatively affect our business.
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
The research, development, marketing and sales of our products are dependent upon our maintaining working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding the development, marketing and sale of our products. If we are unable to maintain our strong relationships with these professionals and continue to receive their advice and input, our existing and new products may not be developed and marketed in line with the needs and expectations of the professionals who use or would use and support our products and the development and marketing of our products could suffer, which could have a material adverse effect on our business and results of operations.

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
If we or our collaborators are unable to develop or commercialize products, or if conflicts arise with our collaborators, we will be delayed or prevented from developing and commercializing products, which will harm our business and financial results.
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
We sponsor or co-sponsor several clinical studies to demonstrate the benefits of our products in current markets where we are trying to increase use of our products and in new markets. Implementing a study is time consuming and expensive, and the outcome is uncertain. The completion of any of these studies may be delayed or halted for numerous reasons, including, but not limited to, the following:

•	the death of one or more patients during a clinical study for reasons that may or may not be related to our products, including the advanced stage of their disease or other medical problems;

•	regulatory inspections of manufacturing facilities, which may, among other things, require us or a co-sponsor to undertake corrective action or suspend the clinical studies;

•	changes in governmental regulations or administrative actions;

•	adverse side effects in patients, including adverse side effects from our or a co-sponsor's drug candidate or device;

•	the FDA institutional review boards or other regulatory authorities do not approve a clinical study protocol or place a clinical study on hold;

•	patients do not enroll in a clinical study or do not follow up at the expected rate;

•	our co-sponsors do not perform their obligations in relation to the clinical study or terminate the study;

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
Some of the studies that we co-sponsor are designed to study the efficacy of a third-party's drug candidate or device. Such studies are designed and controlled by the third party and the results of such studies will largely depend upon the success of the third-party's drug candidate or device. These studies may be terminated before completion for reasons beyond our control such as adverse events associated with a third-party drug candidate or device. A failure in such a study may have an adverse impact on our business by either the attribution of the study's failure to our technology or our inability to leverage publicity for proper functionality of our products as part of a failed study.
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
We continue to evaluate the performance of all of our businesses and may sell a business or product line. Any divestitures may result in significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our business, results of operations and financial condition. Divestitures could involve additional risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business and the potential loss of key employees. We may not be successful in managing these or any other significant risks that we encounter in divesting a business or product line.
In connection with our recent acquisitions we may experience difficulty with integration, and if we choose to acquire any new businesses, products or technologies, we may experience difficulty in the identification or integration of any such acquisition, and our business may suffer.
Our success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures and technologies. Accordingly, we have acquired, and may in the future acquire, complementary businesses, products or technologies instead of developing them ourselves. We recently acquired Sync-Rx, Ltd., or Sync-Rx, and Crux Biomedical, Inc., or Crux. We can provide no assurance that the expected benefits of the Sync-Rx or Crux acquisitions will be realized. Furthermore, we have agreed in the merger agreement with Crux that, in the event that we have not achieved the applicable commercial launch for one of the Crux products by June 30, 2016 (which date may be extended upon a specified payment by us to June 30, 2017), we will license back to the former Crux stockholders certain intellectual property rights relating to that product, which could adversely affect our business. We do not know if we will identify or complete any additional acquisitions, or whether we will be able to successfully integrate any acquired business, product or technology or retain key employees, including in connection with our acquisitions of Sync-Rx and Crux. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. If we are unable to integrate any acquired businesses, products or technologies effectively, our business will suffer. We have entered, and may in the future enter, markets through our acquisitions that we are not familiar with and have no experience managing. If we fail to integrate these operations into our business, our resources may be diverted from our core business and this could have a material adverse effect on our business, financial condition and results of operations.
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
We are utilizing substantial resources in the development of products and technologies to aid in the identification, diagnosis and treatment of the plaque that is most likely to rupture and cause a coronary event, or vulnerable plaque. The PROSPECT study demonstrated the ability of IVUS and VH to stratify lesions according to risk. However, no randomized controlled trial has been performed to assess the benefit of treating or deferring treatment in these stratified lesions. If we are unable to develop products or technologies that can identify vulnerable plaque, a market for products to identify vulnerable plaque may not materialize and our business may suffer.
Fluctuations in foreign currency exchange rates could result in declines in our reported revenues and earnings.
We do not engage in foreign currency hedging arrangements for our revenues or operating expenses, and, consequently, foreign currency fluctuations may adversely affect our revenues and earnings. During the year ended December 31, 2012, 32.0% and 14.3% of our revenues were denominated in the yen and euro, respectively, 13.3% of our operating expenses were denominated in the yen and 9.4% of our operating expenses were denominated in the euro. Commencing October 2009, we began using foreign currency forward contracts to manage a portion of the foreign currency risk related to our intercompany receivable balances with our foreign subsidiaries whose functional currencies are the euro and yen. We cannot be assured our hedges will be effective or that the costs of the hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro and the yen, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results. In periods of a strengthening U.S. dollar relative to the yen or the euro, we would record less revenue and our results of operations could be negatively impacted.
General national and worldwide economic conditions may materially and adversely affect our financial performance and results of operations.
Our operations and performance depend significantly on national and worldwide economic conditions and the resulting impact on purchasing decisions and the level of spending on our products by customers in the geographic markets in which our IVUS and FFR and other products are sold or distributed. These economic conditions remain challenging in many countries and regions, including without limitation the United States, Japan, Europe, the Middle East and Africa, where we have generated most of our revenues. In the United States, the recovery from the recent recession has been below historic averages and the unemployment rate is expected to remain high for some time. The challenging global economic conditions have also led to concerns over the solvency of certain European Union member states, including Greece, Ireland, Italy, Portugal and Spain. On August 5, 2011, Standard & Poor's downgraded the U.S. credit rating to AA+ from its top rank of AAA, and the current U.S. debt ceiling and budget deficit concerns have increased the possibility of other credit-rating agency downgrades that could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. Likewise, the political unrest in the Middle East may have adverse consequences to the global economy or to our customers in the Middle East, which could negatively impact our business. In any event, uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. If our customers do not obtain or do not have access to the necessary capital to operate their businesses, or are otherwise adversely affected by the deterioration in national and worldwide economic conditions, this could result in reductions in the sales of our products, longer sales cycles and slower adoption of new technologies by our customers, which would materially and adversely affect our business. We experienced declines in the number of PCI procedures performed in the U.S. and in sales of our non-medical products to telecommunications and industrial companies during 2012 due to, in part, the then-prevailing economic conditions. In addition, our customers', distributors' and suppliers' liquidity, capital resources and credit may be adversely affected by their relative ability or inability to obtain capital and credit, which could adversely affect our ability to collect on our outstanding invoices or lengthen our collection cycles, adversely affect our ability to distribute our products or limit our timely access to important sources of raw materials necessary for the manufacture of our consoles and catheters.
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
Quality problems with our processes and products could harm our reputation for producing high-quality products and erode our competitive advantage, sales and market share.
The manufacture of our products is a highly exacting and complex process, due in part to strict regulatory requirements. Failure to manufacture our products in accordance with product specifications could result in increased costs, lost revenues, field corrective actions, customer dissatisfaction or voluntary product recalls, any of which could harm our profitability and commercial reputation. Problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters and environmental factors. Quality is extremely important to us and our customers due to the serious and costly consequences of product failure. Our quality certifications are critical to the marketing success of our products. If we fail to meet these standards, our reputation could be damaged, we could lose customers, and our revenue and results of operations could decline. Aside from specific customer standards, our success depends generally on our ability to manufacture to exact tolerances precision-engineered components, subassemblies, and finished devices from multiple materials. If our components fail to meet these standards or fail to adapt to evolving standards, our reputation as a manufacturer of high-quality devices will be harmed, our competitive advantage could be damaged, and we could lose customers and market share.
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
Our reliance on these sole source suppliers subjects us to a number of risks that could impact our ability to manufacture our products and harm our business, including:

•	inability to obtain adequate supply in a timely manner or on commercially reasonable terms;

•	interruption or delayed delivery of supply resulting from our suppliers' difficulty in accessing financial or credit markets or otherwise securing cash and capital resources;

•	interruption of supply resulting from modifications to, or discontinuation of, a supplier's operations;

•	delays in product shipments resulting from uncorrected defects, reliability issues or a supplier's variation in a component;

•	uncorrected quality and reliability defects that impact performance, efficacy and safety of products from replacement suppliers;

•	price fluctuations due to a lack of long-term supply arrangements with our suppliers for key components;

•	difficulty identifying and qualifying alternative suppliers for components in a timely manner;

•	production delays related to the evaluation and testing of products from alternative suppliers and corresponding regulatory qualifications; and

•	delays in delivery by our suppliers due to changes in demand from us or their other customers.
In addition, because we do not have long term supply agreements with some of our suppliers, we are subjected to the following risks:

•	unscheduled price increases;

•	lack of notice when the materials used to manufacture are not available; and

•	lack of notice of discontinued operations or manufacturing.
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
We may encounter a number of challenges relating to the management and operation of our newly constructed Costa Rica facilities, and the expansion has and will continue to increase our fixed costs, which may have a negative impact on our financial results and condition.
In 2010, we, through a wholly owned subsidiary, entered into a series of agreements to acquire real property and design and build manufacturing facilities in Costa Rica. We have never operated manufacturing facilities outside the United States, and cannot assure you that we will be able to successfully operate these facilities in an efficient or profitable manner, or at all. In addition, we are continuing to transfer our manufacturing processes, technology and know-how to our Costa Rica facilities. If we are unable to operate these facilities or successfully transfer our manufacturing processes, technology and know-how in a timely and cost-effective manner, or at all, then we may experience disruptions in our operations, which could negatively impact our business and financial results.
During 2012, we received regulatory approval to ship product from our Costa Rica facility to the United States, Japan and certain countries in Europe. We will need to obtain a number of additional regulatory approvals prior, and subsequent, to shipping products from this facility to other geographies. Our ability to obtain these approvals may be subject to additional costs and possible delays beyond what we initially plan for. In addition, our manufacturing facilities, and those of our suppliers, must comply with applicable regulatory requirements. Failure of our manufacturing facilities to comply with regulatory and quality requirements would harm our business and our results of operations.
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
The expansion of the manufacturing facilities has and will continue to increase our fixed costs. If we experience a demand in our products that exceeds our manufacturing capacity, we may not have sufficient inventory to meet our customers' demands, which would negatively impact our revenues. If the demand for our products decreases or if we do not produce the output we plan or anticipate after the facilities are operational, we may not be able to spread a significant amount of our fixed costs over the production volume, thereby increasing our per unit fixed cost, which would have a negative impact on our financial condition and results of operations.
We also face particular commercial, jurisdictional and legal risks associated with our proposed expansion in Costa Rica. The success of this relationship and our activities in Costa Rica in general are subject to the economic, political and legal conditions or developments in Costa Rica.
Disruptions or other adverse developments during the construction and planned operations stage of our planned Costa Rica facilities could materially adversely affect our business. If our Costa Rica operations are disrupted for any reason, we may be forced to locate alternative manufacturing facilities, including facilities operated by third parties. Disruptions may include, but are not limited to: changes in the legal and regulatory environment in Costa Rica; slowdowns or work stoppages within the Costa Rican customs authorities; acts of God (including but not limited to potential disruptive effects from an active volcano near the facility or earthquakes, hurricanes and other natural disasters); and other issues associated with significant operations that are remote from our headquarters and operations centers. Additionally, continued growth in product sales could outpace the ability of our Costa Rican operation to supply products on a timely basis or cause us to take actions within our manufacturing operations, which increase costs, complexity and timing. Locating alternative facilities would be time-consuming, would disrupt our production and cause shipment delays and could result in damage to our reputation and profitability. Additionally, we cannot assure you that alternative manufacturing facilities would offer the same cost structure as our Costa Rica facility.
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
In addition, we are required to make periodic interest payments to the holders of the 2015 Notes and the 2017 Notes and to make payments of principal upon conversion or maturity. We may also be required to purchase the 2015 Notes or the 2017 Notes for cash upon the occurrence of a change of control or certain other fundamental changes involving us. If our capital resources are insufficient to satisfy our debt service or liquidity requirements, we may seek to sell additional equity or debt securities or to obtain debt financing. The sale of additional equity or debt securities, or the use of our stock in an acquisition or strategic transaction, would result in additional dilution to our stockholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and our significant historical losses and the current national and global financial conditions may prevent us from obtaining additional funds on favorable terms, if at all.
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
We have collaborations with a number of entities, including Medtronic, Inc., The Cleveland Clinic Foundation, Siemens AG, and Philips Medical Systems Nederland B.V. In each collaboration, we combine our technology or core capabilities with those of the third party to permit either greater penetration into markets or to enhance the functionality of our current and planned products. We have limited control over the amount and timing of resources that our current collaborators or any future collaborators devote to our collaborations or potential products. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may not develop or commercialize products that arise out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing or sale of these products. Moreover, in the event of termination of a collaboration agreement, we may not realize the intended benefits or we may not be able to replace the arrangement on comparable terms or at all.
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
U.S. generally accepted accounting principles and related implementation guidelines and interpretations can be highly complex and involve subjective judgments. Changes in these rules or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could have a significant adverse effect on our financial results. For example, the accounting for convertible debt securities, and the accounting for the convertible note hedge transactions and the warrant transactions we entered into in connection with the offerings of the 2015 Notes and the 2017 Notes, is subject to frequent scrutiny by the accounting regulatory bodies and is subject to change. We cannot predict if or when any such change could be made, and any such change could have an adverse impact on our reported or future financial results. In addition, in the event the conversion features of the 2015 Notes or the 2017 Notes are triggered, we could be required under applicable accounting standards to reclassify all or a portion of the outstanding principal of the 2015 Notes or the 2017 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
We cannot assure you that our net operating loss carryforwards will be available to reduce our tax liability.
Our ability to use our net operating loss carryforwards to reduce future income tax obligations may be limited or reduced. Generally, a change of more than 50 percentage points in the ownership of our shares, by value, over the three-year period ending on the date the shares were acquired constitutes an ownership change and may limit our ability to use our net operating loss carryforwards. Should additional ownership changes occur in the future, our ability to utilize our net operating loss carryforwards could be limited. In addition, with respect to any entity that we have acquired or may in the future acquire, the ability of those entities to use net operating loss carryforwards, if any, to reduce future income tax obligations may be limited or reduced due to changes in ownership of such entities occurring prior to or as a result of our acquisition of such entities.
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
We have begun implementing a new enterprise resource planning, or ERP, system to further enhance operating efficiencies and provide more effective management of our business operations. The new ERP system is being deployed for use throughout our company in a number of “go live” phases, the first of which occurred during the fourth quarter of 2011 with company-wide deployment expected to be completed during the third quarter of 2013. Implementing a new ERP system is costly and involves risks inherent in the conversion to a new computer system, including loss of information, disruption to our normal operations, changes in accounting procedures and internal control over financial reporting, as well as problems achieving accuracy in the conversion of electronic data. Failure to properly or adequately address these issues could result in increased costs, the diversion of management's and employees' attention and resources and could materially adversely affect our operating results, internal controls over financial reporting and ability to manage our business effectively. While the ERP system is intended to further improve and enhance our information systems, large scale implementation of a new information system exposes us to the risks of starting up the new system and integrating that system with our existing systems and processes, including possible disruption of our financial reporting, which could lead to a failure to make required filings under the federal securities laws on a timely basis.
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
Our success largely depends on the skills, experience and efforts of our officers and other key employees who may terminate their employment at any time. The loss of any of our senior management team, in particular our President and Chief Executive Officer, R. Scott Huennekens, could harm our business. We have entered into employment contracts or similar agreements with R. Scott Huennekens; our Chief Financial Officer, John T. Dahldorf; our President, Commercial U.S. & APLAC Sales, Jorge J. Quinoy; and Michel Lussier, President, Clinical and Scientific Affairs, but these agreements do not guarantee that they will remain employed by us in the future. The announcement of the loss of one of our key employees could negatively affect our stock price. Our ability to retain our skilled workforce and our success in attracting and hiring new skilled employees will be a critical factor in determining whether we will be successful in the future. We face challenges in hiring, training, managing and retaining employees in certain areas including clinical, technical, sales and marketing. This could delay new product development and commercialization, and hinder our marketing and sales efforts, which would adversely impact our competitiveness and financial results.
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
Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. Our failure to comply with such regulations or to make adequate, timely corrections, could lead to the imposition of injunctions, suspensions or loss of marketing clearances or approvals, product recalls, manufacturing cessation, termination of distribution, product seizures, civil penalties, or some combination of such actions. The process of obtaining regulatory authorizations to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such authorizations will be granted on a timely basis, if at all. If regulatory clearance or approvals are received, additional delays may occur related to manufacturing, distribution or product labeling. In addition, we cannot assure you that any new or modified medical devices we develop will be eligible for the shorter 510(k) clearance process as opposed to the PMA process. We have no experience in obtaining PMA approvals.
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
Modifications to our products may require the submission of new 510(k) notifications or PMA applications. If a modification is implemented to address a safety concern, we may also need to initiate a recall or cease distribution of the affected device. In addition, if the modified devices require the submission of a 510(k) or PMA and we distribute such modified devices without a new 510(k) clearance or PMA approval, we may be required to recall or cease distributing the devices. The FDA can review a manufacturer's decision not to submit a modification and may disagree. The FDA may also on its own initiative determine that clearance of a new 510(k) or approval of a new PMA submission is required. We have made modifications to our products in the past and may make additional modifications in the future that we believe do not or will not require clearance of a new 510(k) or approval of a new PMA. If we begin manufacture and distribution of the modified devices and the FDA later disagrees with our determination and requires the submission of a new 510(k) or PMA for the modifications, we may also be required to recall the distributed modified devices and to stop distribution of the modified devices, which could have an adverse effect on our business. If the FDA does not clear or approve the modified devices, we may need to redesign the devices, which could also harm our business. When a device is marketed without a required clearance or approval, the FDA has the authority to bring an enforcement action, including injunction, seizure and criminal prosecution. The FDA considers such additional actions generally when there is a serious risk to public health or safety and the company's corrective and preventive actions are inadequate to address the FDA's concerns.
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
The FDA is reviewing the 510(k) process and could change the criteria to obtain clearance, which could affect our ability to obtain timely reviews and increase the resources needed to meet new criteria.
Over the past several years, concerns have been raised about whether the 510(k) program optimally achieves its intended goals. The FDA released for public comment in August 2010 a set of preliminary reports and recommendations from an internal 510(k) Working Group and Task Force on the Utilization of Science in Regulatory Decision Making. In January 2011, the FDA announced 25 action items it intends to take with respect to the pre-market notification process. Although the FDA has not detailed the specific modifications or clarifications that it intends to make to its guidance, policies and regulations pertaining to the review and regulation of devices such as ours which seek and receive market clearance through the 510(k) pre-market notification process, it has issued several draft guidance documents that, if implemented, will likely entail additional regulatory burdens. These additional regulatory burdens could delay our ability to obtain new clearances, increase the costs of compliance or restrict our ability to maintain our current clearances. In the future, the FDA will announce which draft guidance documents it will finalize and implement, along with any other recommended improvements, and the timeline for their implementation.
If the FDA makes changes to the 510(k) program, we may be required to prepare and submit more data and information than is currently required, which could require additional resources and more expense, require more time to prepare a submission, and result in a longer review period by the FDA. Such changes could adversely affect our business.
If we or our suppliers fail to comply with the FDA's Quality System Regulation or ISO Quality Management Systems, manufacturing of our products could be negatively impacted and sales of our products could suffer.
Our manufacturing practices must be in compliance with the FDA's 21 CFR Part 820 Quality System Regulation, or QSR, which governs the facilities, methods, controls, procedures, and records of the design, manufacture, packaging, labeling, storage, shipping, installation, and servicing of our products intended for human use. We are also subject to similar state and foreign requirements and licenses, including the MDD-93/42/EEC and the ISO 13485 Quality Management Systems, or QMS, standard applicable to medical devices. In addition, we must engage in regulatory reporting in the case of potential patient safety risks and must make available our manufacturing facilities, procedures, and records for periodic inspections and audits by governmental agencies, including the FDA, state authorities and comparable foreign agencies. If we fail to comply with the QSR, QMS, or other applicable regulations and standards, our operations could be disrupted and our manufacturing interrupted, and we may be subject to enforcement actions if our corrective and preventive actions are not adequate to ensure compliance.
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

The FDA, BSI, Japan's Pharmaceutical & Medical Device Administration and other regulatory agencies and bodies have previously imposed inspections and audits on us, and may in the future impose additional inspections or audits at any time, which may conclude that our quality system is noncompliant with applicable regulations and standards. Such findings could potentially disrupt our business, harm our reputation and adversely affect our sales.
Our products may in the future be subject to product recalls or voluntary market withdrawals that could harm our reputation, business and financial results.
The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture that could affect patient safety. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious adverse health consequences or death. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found or suspected. For example, in 2010 we recalled our Xtract catheter in circumstances where no patient safety incident was reported but where we had evidence that the device's integrity could be compromised under certain storage conditions. A government-mandated recall or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other issues. Recalls, which include corrections as well as removals, of any of our products would divert managerial and financial resources and could have an adverse effect on our financial condition, harm our reputation with customers, and reduce our ability to achieve expected revenues.
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
In an effort to contain rising healthcare costs, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, PPACA, which may significantly affect the payment for, and the availability of, healthcare services and result in fundamental changes to federal healthcare reimbursement programs. PPACA includes, among other things, the following measures:

•
a deductible 2.3% excise tax, with limited exceptions, on the sale of certain medical devices after December 31, 2012 by the manufacturer, producer, or importer of the device in an amount equal to 2.3% of the sale price;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research;

•
new requirements to report certain financial arrangements with physicians and teaching hospitals, as defined in PPACA and its implementing regulations, including reporting any payment or “transfer of value” made or distributed to teaching hospitals, prescribers, and other healthcare providers and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection to be required no earlier than January 1, 2013 and reporting to be required at a later date yet to be specified;

•
payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models, beginning on or before January 1, 2013;

•	expansion of federal health care fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance; and

•	an independent payment advisory board that will submit recommendations to reduce Medicare spending if projected Medicare spending exceeds a specified growth rate.
On June 28, 2012, the United States Supreme Court upheld the constitutionality of PPACA, excepting certain provisions that would have required states to expand their Medicaid programs or risk losing all of the state's Medicaid funding. At this time, it remains unclear whether there will be any further changes made to PPACA, whether in part or in its entirety. We are unable to predict at this time the impact of such recently enacted federal healthcare reform legislation on the medical device industry in general, or on us in particular, and what, if any, additional legislation or regulation relating to the medical device industry may be enacted in the future. An expansion in the government's role in the U.S. healthcare industry may cause general downward pressure on the prices of medical device products, lower reimbursements for procedures using our products, reduce medical procedure volumes and adversely affect our business and results of operations. Although we cannot predict the many ways that the federal healthcare reform laws might affect our business, sales of certain of our products will be subject to the 2.3% excise tax scheduled to take effect in 2013. It is unclear whether and to what extent, if at all, other anticipated developments resulting from the federal healthcare reform legislation, such as an increase in the number of people with health insurance and an increased focus on preventive medicine, may provide us additional revenue to offset this excise tax. If additional revenue does not materialize, or if our efforts to offset the excise tax through spending cuts or other actions are unsuccessful, the increased tax burden would adversely affect our financial performance, which in turn could cause the price of our stock to decline. In addition, a number of foreign governments are also considering or have adopted proposals to reform their healthcare systems. Because a significant portion of our revenues from our operations is derived internationally, if significant reforms are made to the healthcare systems in other jurisdictions, our sales and results of operations may be materially and adversely impacted.
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
Our operations may be directly or indirectly affected by various broad federal, state or foreign healthcare fraud and abuse laws. In particular, the federal healthcare program Anti-Kickback Statute prohibits any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in return for or to induce the referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of an item or service, for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between device manufacturers on one hand and prescribers and purchasers on the other. For example, the government has sought to apply the Anti-Kickback Statute to device manufacturers' financial relationships with physician consultants. Among other theories, the government has alleged that such relationships are payments to induce the consultants to arrange for or recommend the ordering, purchasing or leasing of the manufacturers' products by the hospitals, medical institutions and other entities with whom they are affiliated. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and arrangements that involve remuneration that could induce prescribing, purchases, or recommendations may be subject to government scrutiny if they do not qualify for an exemption or a safe harbor. We are also subject to the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created federal criminal laws that prohibit executing a scheme to defraud any health care benefit program or making false statements relating to health care matters, and federal “sunshine” requirements to report certain financial arrangements with physicians and teaching hospitals, as defined in PPACA and its implementing regulations, including reporting any payment or “transfer of value” made or distributed to teaching hospitals, prescribers, and other healthcare providers and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations.
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
In November 2012, we became aware through newspaper reports in the Italian media that a current and a former employee of ours were under criminal investigation for an alleged violation of Italian anti-bribery laws. We also learned that we had temporarily been prohibited from establishing new contractual relationships with hospitals that are part of the Italian national health system. Following a court hearing, the temporary prohibition was lifted, but such prohibition may be reinstituted in the future. The Italian public prosecutor is alleging that the approximately 5,000 Euro that we paid to an Italian state-employed physician for conducting a training session was paid in an effort to influence the outcome of a clinical trial. Although we dispute these allegations, if we are unsuccessful in our defense, we may be faced with fines, penalties and a debarment from creating new contractual relationships with hospitals that are part of the Italian national health system. As a result, we cannot assure you that the outcome of this investigation would not have material adverse effects to our business in Italy, or harm our reputation in Europe generally, which could negatively affect our sales.
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

To date, our products have generally been covered as part of procedures for which reimbursement has been available. However, in the United States, as well as in foreign countries, government-funded programs (such as Medicare and Medicaid) or private insurance programs, together commonly known as third-party payors, pay the cost of a significant portion of a patient's medical expenses. Coverage of and reimbursement for medical technology can differ significantly from payor to payor.
All third-party coverage and reimbursement programs, whether government funded or insured commercially, whether inside the United States or outside, are developing increasingly sophisticated methods of controlling healthcare costs. Such cost-containment programs adopted by third-party payors, including legislative and regulatory changes to coverage and reimbursement policies, could potentially limit the amount which healthcare providers are willing to pay for medical devices, which could adversely impact our business. The Centers for Medicare & Medicaid Services recently announced a three-year demonstration project to allow Medicare recovery auditors to audit Medicare payments for procedures prior to Medicare making payment for the procedure, versus following Medicare payment for the procedure as has historically been Medicare's process. The demonstration project includes 11 states that cover a large percentage of the U.S. populace, and different states are expected to be more or less aggressive in their performance of pre-payment audits, including with respect to the types of procedures for which Medicare payments may be audited on a pre-payment basis and the percentage of those procedures that are in fact so audited. Certain procedures that use our products will be subject to such Medicare pre-payment audits, which could induce healthcare providers to be less willing to perform those procedures due to increased reimbursement concerns owing to such pre-payment, rather than post-payment, audits, and any such reduction in procedure volumes could adversely affect our business and results of operations.
We believe that future coverage of and reimbursement for our products may be subject to increased restrictions both in the U.S. and in international markets. For example, on August 2, 2011, President Obama signed the Budget Control Act of 2011, which imposes significant cuts in federal spending over the next decade. Such cuts in federal spending could impact entitlement programs such as Medicare and aid to states for Medicaid programs. Third-party reimbursement and coverage for our products may not be available or adequate in either the U.S. or international markets. Future legislation, regulations, coverage or reimbursement policies adopted by third-party payors may adversely affect the growth of the markets for our products, reduce the demand for our existing products or our products currently under development and limit our ability to sell our products on a profitable basis.
We may be subject to health information privacy and security standards that include penalties for noncompliance.
The Health Insurance Portability and Accountability Act of 1996, or HIPAA, and its implementing regulations safeguard the privacy and security of individually-identifiable health information. Certain of our operations may be subject to these requirements. Penalties for noncompliance with these rules include both criminal and civil penalties. In addition, the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, expanded federal health information privacy and security protections. Among other things, HITECH makes certain of HIPAA's privacy and security standards directly applicable to “business associates”-independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also set forth new notification requirements for health data security breaches, increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to enforce HIPAA and seek attorney's fees and costs associated with pursuing federal civil actions. While we do not believe we are a covered entity or a business associate under HIPAA, occasionally our field service representatives enter into “field service agreements” which obligate us to protect any protected health information that we may receive in the field in accordance with HIPAA and HITECH.
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
Our currently marketed products have been cleared by the relevant regulatory authority in each jurisdiction where we market them. There may be increased risk of injury if physicians attempt to use our products in procedures outside of those indications cleared or approved for use, known as off-label use. Our sales force is trained according to company policy not to promote our products for off-label uses, and in our instructions for use in all markets we specify that our products are not intended for use outside of those indications cleared for use. However, we cannot prevent a physician from using our products for off-label applications. Our catheters and guide wires are intended to be single-procedure products. In spite of clear labeling and instructions against reuse, we are aware that certain physicians have elected to reuse our products. Reuse of our catheters and guide wires may increase the risk of product liability claims. Reuse may also subject the party reusing the product to regulatory authority inspection and enforcement action. Physicians may also misuse our product if they are not adequately trained, potentially leading to injury and an increased risk of product liability. If our products are defectively designed, manufactured or labeled, contain defective components or are misused, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management's attention from our core business, be expensive to defend and result in sizable damage awards against us.
  Risks Related to our Intellectual Property and Litigation
Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain.
Our success depends significantly on our ability to protect our intellectual property and proprietary technologies. Our policy is to obtain and protect our intellectual property rights. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our pending U.S. and foreign patent applications may not issue as patents or may not issue in a form that will be advantageous to us. Any patents we have obtained or will obtain may be challenged by re-examination, inter partes review, opposition or other administrative proceeding, or in litigation. Such challenges could result in a determination that the patent is invalid. Some of our older patents have expired or will expire in the near future. In addition, competitors may be able to design alternative methods or devices that avoid infringement of our patents. To the extent our intellectual property protection offers inadequate protection, or is found to be invalid, we are exposed to a greater risk of direct competition. If our intellectual property does not provide adequate protection against our competitors' products, our competitive position could be adversely affected, as could our business. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. In addition, changes in U.S. patent laws could prevent or limit us from filing patent applications or patent claims to protect our products and/or technologies or limit the exclusivity periods that are available to patent holders. The Leahy-Smith America Invents Act, or the Leahy-Smith Act, includes a number of significant changes to U.S. patent law, including the transition from a “first-to-invent” system to a “first-to-file” system and changes to the way issued patents are challenged. These changes may favor larger and more established companies that have more resources than we do to devote to patent application filing and prosecution. The U.S. Patent and Trademark Office is currently developing regulations and procedures to administer the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will ultimately have on the cost of prosecuting our patent applications, our ability to obtain patents based on our discoveries and our ability to enforce or defend our issued patents. However, it is possible that in order to adequately protect our patents under the “first-to-file” system, we will have to allocate significant additional resources, including additional personnel, to the establishment and maintenance of a new patent application process designed to be more streamlined and competitive in the context of the new “first-to-file” system, which would divert valuable resources from other areas of our business.
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
The medical device industry is characterized by patent and other intellectual property litigation, and we could become subject to litigation that could be costly, result in the diversion of our management's time and efforts, require us to pay damages or prevent us from selling our products.
The medical device industry is characterized by extensive litigation and interference and other administrative proceedings over patent and other intellectual property rights. Whether or not a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Our competitors may assert that they own U.S. or foreign patents containing claims that cover our products, their components or the methods we employ in the manufacture or use of our products. For example, we are currently involved with St. Jude Medical in patent litigation regarding our FFR products and whether these products infringe a St. Jude Medical patent. Because patent applications can take many years to issue and in many instances at least 18 months to publish, there may be applications now pending of which we are unaware, which may later result in issued patents that contain claims that cover our products. There could also be existing patents, of which we are unaware, that contain claims that cover one or more components of our products. As the number of participants in our industry increases, the possibility of patent infringement claims against us also increases.
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
From time to time in the ordinary course of business, we receive letters from third parties advising us of third-party patents that may relate to our business. The letters do not explicitly seek any particular action or relief from us. Although these letters do not threaten legal action, these letters may be deemed to put us on notice that continued operation of our business might infringe intellectual property rights of third parties. We do not believe we are infringing any such third-party rights, and, other than the matters described in Note 4 "Commitments and Contingencies - Litigation" to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, we are unaware of any litigation or other proceedings having been commenced against us asserting such infringement. We cannot assure you that such litigation or other proceedings asserting infringement by us may not be commenced against us in the future.
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
The market price of our common stock could be subject to significant fluctuation. Factors that could cause volatility in the market price of our common stock include the following:

•	changes in earnings estimates, investors' perceptions, recommendations by securities analysts or our failure to achieve analysts' earnings estimates;

•	quarterly variations in our or our competitors' results of operations;

•	changes in governmental regulations or in the status of our regulatory clearance or approvals;

•	changes in availability of third-party reimbursement in the United States or other countries;

•	the announcement of new products or product enhancements by us or our competitors;

•	the announcement of an acquisition or other business combination or strategic transaction;

•	possible sales of our common stock by investors who view the the 2015 Notes and the 2017 Notes as a more attractive means of equity participation in us;

•	the conversion of some or all of the 2015 Notes or the 2017 Notes and any sales in the public market of shares of our common stock issued upon conversion of the 2015 Notes or the 2017 Notes;

•
hedging or arbitrage trading activity that may develop involving our common stock, including in connection with the convertible note hedge transactions and warrant transactions we entered into in connection with the offerings of our 2015 Notes and 2017 Notes, and arbitrage strategies employed or that may be employed by investors in the notes or the 2015 Notes;

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
As of February 15, 2013, our directors, officers and principal stockholders (those holding more than 5% of our common stock) collectively controlled a significant portion of our outstanding common stock. To the extent our directors, officers and principal stockholders continue to hold a significant portion of our outstanding common stock, these stockholders, if they act together, would be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.
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
We are also subject to the provisions of Section 203 of the Delaware General Corporation Law that, in general, prohibit any business combination or merger with a beneficial owner of 15% or more of our common stock unless the holder's acquisition of our stock was approved in advance by our board of directors. These provisions might discourage, delay or prevent a change in control of our company or a change in our management. The existence of these provisions could adversely affect the voting power of holders of common stock and limit the price that investors might be willing to pay in the future for shares of our common stock.

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
In addition, the terms of our 2015 Notes and 2017 Notes may require us to purchase those notes for cash in the event of a takeover of our company. The indentures governing the Notes also prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under such notes. These and other provisions applicable to the 2015 Notes and 2017 Notes may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to our stockholders
We have not paid dividends in the past and do not expect to pay dividends in the future.
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
The following table summarizes our principal facilities under lease as of December 31, 2012, the location and size of each such facility and their designed use.

Location	Purpose (1)	Square Feet (Approximate)	Lease Expiration Dates
San Diego, California (2)	Principal executive offices and research and development	34,986	July 2015
Rancho Cordova, California	Manufacturing operations, product distribution, research and development and administrative functions	155,421	December 2014
Billerica, Massachusetts	Axsun operations and administrative functions, research and development	64,784	October 2021
Zaventem, Belgium	Europe administrative functions, sales and product distribution	18,600	May 2021
Tokyo, Japan	Japan sales operations and administrative functions	19,331	January 2015
Costa Rica	Manufacturing operations	140,000	Owned

(1)	All facilities are utilized for activities in our medical segment. The Billerica, Massachusetts facility is utilized for activities both in our medical and industrial segments.

(2)
In December 2012, we agreed to lease a facility in San Diego, California to serve as our new corporate headquarters, which is comprised of 92,602 square feet with an anticipated lease commencement date of August 2013 and lease expiration date of August 2023. We will vacate our current headquarters when we relocate to the new facility.

We also lease facilities in Forsyth County, Georgia, Menlo Park, California and Mountain View, California for various research and development activities; Alpharetta, Georgia for limited research and development activities and sales administration activities; Netanya, Israel for research and development activities and administrative functions and Woodmead, South Africa for sales and distribution activities. Collectively, these facilities represent approximately 25,000 square feet of space.
We believe that our current and planned facilities are adequate to meet our needs for the foreseeable future.

Item 3.	Legal Proceedings
The information set forth under Note 4 “Commitments and Contingencies – Litigation” to our consolidated financial statements included in Part II, Item 8 of this Annual Report, is incorporated herein by reference.

Item 4.	Mine Safety Disclosures
Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information

We completed our initial public offering on June 15, 2006. Our common stock is traded on the NASDAQ Global Select Market under the symbol “VOLC”. The following table sets forth the high and low sales price of our common stock for the periods indicated.

	Price Range
	Low	High
Year Ended December 31, 2012
First Quarter	$21.98	$29.91
Second Quarter	25.12	29.95
Third Quarter	25.01	30.59
Fourth Quarter	23.08	30.15
Year Ended December 31, 2011
First Quarter	$23.56	$28.95
Second Quarter	24.51	32.29
Third Quarter	26.22	33.51
Fourth Quarter	21.76	30.57
Holders
At February 15, 2013, the closing price of our common stock on the NASDAQ Global Select Market was $25.58 per share, and we had 32 stockholders of record.

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
The graph below compares total stockholder return on our common stock from December 31, 2007 through December 31, 2012 with the cumulative total return of (a) the NASDAQ Composite Index and (b) the NASDAQ Medical Equipment Index assuming a $100 investment made in each on December 31, 2007. Each of the three measures of cumulative total return assumes reinvestment of dividends, if any. The stock performance shown on the graph below is based on historical data and is not indicative of, or intended to forecast, possible future performance of our common stock.
Securities Authorized for Issuance under Equity Compensation Plans
For information concerning prior stockholder approval of and other matters relating to our equity incentive plans, see Item 12 in this annual report on Form 10-K.
Recent Sales of Unregistered Securities
None
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not purchase any shares of our common stock during the fourth quarter of 2012.
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
The selected financial data set forth below are derived from our consolidated financial statements. The consolidated statement of operations data for the years ended December 31, 2012, 2011 and 2010, and the consolidated balance sheet data at December 31, 2012 and 2011 are derived from our consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data at December 31, 2010, 2009 and 2008 are derived from our consolidated financial statements which are not included herein.
The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related footnotes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report (in thousands, except per share data):

	Years Ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statement of Operations Data:
Revenues	$381,866	$343,546	$294,146	$227,867	$171,495
Cost of revenues, excluding amortization of intangibles	128,915	114,533	108,860	91,489	64,293
Gross profit	252,951	229,013	185,286	136,378	107,202
Operating expenses:
Selling, general and administrative	172,794	147,057	132,990	111,598	84,369
Research and development	55,469	53,098	42,517	37,372	26,690
Amortization of intangibles	3,240	3,447	2,559	4,224	3,125
Acquisition-related items	1,858	—	184
In-process research and development	—	—	(2,935)	14,030	12,681
Total operating expenses	233,361	203,602	175,315	167,224	126,865
Operating income (loss)	19,590	25,411	9,971	(30,846)	(19,663)
Interest income	902	908	477	756	4,828
Interest expense	(7,975)	(7,107)	(2,192)	(5)	(113)
Exchange rate gain (loss)	(576)	(997)	(904)	2,328	1,809
Loss from debt extinguishment	(4,969)	—	—	—	—
Other, net	2,717	(112)	(25)	—	54
Income (loss) before income taxes	9,689	18,103	7,327	(27,767)	(13,085)
Income tax expense (benefit) (1)	1,667	(19,990)	2,087	1,187	620
Net income (loss)	$8,022	$38,093	$5,240	$(28,954)	$(13,705)
Net income (loss) per share:
Basic	$0.15	$0.73	$0.10	$(0.60)	$(0.29)
Diluted	$0.15	$0.70	$0.10	$(0.60)	$(0.29)
Shares used in calculating net income (loss) per share:
Basic	53,475	52,300	50,551	48,400	47,376
Diluted	55,195	54,596	53,281	48,400	47,376

	At December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$330,635	$107,016	$43,429	$56,055	$100,949
Short-term available-for-sale investments	140,960	112,327	175,283	66,028	48,941
Working capital	546,790	293,057	264,937	158,668	183,147
Intangible assets, net (2)	50,657	15,245	17,103	11,623	15,636
Total assets	902,344	496,724	431,566	276,734	275,479
Short and long-term debt, including current maturities	383,472	95,809	91,292	160	242
Total stockholders’ equity	408,345	339,237	274,336	214,815	229,732
These historical results are not necessarily indicative of results expected for any future period.

(1)
During the quarter ended December 31, 2012, we concluded that it was more likely than not that we would be able to realize the benefit of a significant portion of our foreign deferred tax assets in the future. Therefore, we reversed $4.9 million of the valuation allowance on certain of our net foreign deferred income tax assets.

During the quarter ended December 31, 2011, we concluded that it was more likely than not that we would be able to realize the benefit of a significant portion of our deferred tax assets in the future. Therefore, we reversed $22 million of the valuation allowance on our net federal and certain state deferred income tax assets.

(2)	Includes the effects of the Axsun acquisition in December 2008, the Fluid Medical acquisition in 2010, and the Sync-Rx, Ltd. and Crux Biomedical, Inc. acquisitions in 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report.
Overview
We design, develop, manufacture and commercialize a broad suite of precision guided therapy tools including intravascular ultrasound, or IVUS, and fractional flow reserve, or FFR, products. We believe that these products enhance the diagnosis and treatment of vascular heart disease by improving the efficiency and efficacy of existing diagnostic angiograms, percutaneous interventional, or PCI, therapy procedures in the coronary arteries or peripheral arteries and veins. We are facilitating the adoption of functional PCI, in which our FFR technology is used to determine whether or not a stent is necessary, and IVUS is used to guide stent placement and optimization. We market our products to physicians, nurses and technicians who perform a variety of endovascular based coronary and peripheral interventional procedures in hospitals and to other personnel who make purchasing decisions on behalf of hospitals.
Our products consist of multi-modality consoles that are marketed as stand-alone units or as customized units that can be integrated into a variety of hospital-based interventional surgical suites called catheterization laboratories, or cath labs. We have developed customized cath lab versions of these consoles and are developing additional functionality options as part of our cath lab integration initiative. Our consoles have been designed to serve as a multi-modality platform for our phased array and rotational IVUS catheters, FFR pressure wires, image-guided therapy catheters and Medtronic’s Pioneer reentry device.
Our IVUS products include single-procedure disposable phased array and rotational IVUS imaging catheters, and additional functionality options such as Virtual Histology, or VH®, IVUS tissue characterization and ChromaFlo stent apposition analysis. Our FFR offerings can be accessed through our multi-modality platforms, and we also provide FFR-only consoles. Our FFR disposables are single-procedure disposable pressure and flow guide wires used to measure the pressure and flow characteristics of blood around plaque enabling physicians to gauge the plaque's physiological impact on blood flow and pressure. We are developing additional offerings for integration into the platform, including adenosine-free Instant Wave-Free Ratio FFR, or iFR, forward-looking IVUS, or FL.IVUS, catheters, Forward-Looking Intra-Cardiac Echo, or FL.ICE, catheters, high resolution Focal Acoustic Computed Tomography, or FACT, catheters, and ultra-high resolution Optical Coherence Tomography, or OCT, systems and catheters. Our Valet microcatheter, Visions PV .035 catheter and Short Tip Eagle Eye Platinum, or EEP, products received 510(k) clearance and CE Mark approval in 2012. Our Preview™, the first generation FL.IVUS device, received CE Mark for peripheral indications in 2012.
Through Axsun Technologies, Inc., or Axsun, one of our wholly-owned subsidiaries, we also develop and manufacture optical monitors for the telecommunications industry, laser and non-laser light sources, optical engines used in medical OCT imaging systems and advanced photonic components and sub-systems used in spectroscopy and other industrial applications. We believe Axsun's proprietary OCT technology will provide us competitive advantages in the invasive imaging sector.
We have infrastructure in the U.S., Europe, Japan and Costa Rica. Our corporate office is located in California, U.S. Our manufacturing operations are located in California and Massachusetts, U.S. In addition, during the second quarter of 2012, we received clearance from U.S. Food and Drug Administration, or FDA, and commenced manufacturing of disposables at our new plant in Costa Rica. We have research and development facilities in California, Massachusetts, Ohio, Georgia, and Israel. We have sales offices in the U.S. and Japan; sales and distribution offices in Belgium and South Africa; and third-party distribution facilities in Japan. At December 31, 2012, we had 1,565 full time employees worldwide, including 682 manufacturing employees, 374 sales and marketing employees and 176 research and development employees.
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
At December 31, 2012, we had a worldwide installed base of over 7,700 consoles. We intend to grow and leverage this installed base to drive recurring sales of our single-procedure disposable catheters and guide wires. In the year ended December 31, 2012, the sale of our single-procedure disposable catheters and guide wires accounted for $300.7 million, or 81.0% of our medical segment revenues, a $32.7 million, or 12.2% increase from the year ended December 31, 2011, in which the sale of our single-procedure disposable catheters and guide wires accounted for $268.1 million, or 80.6% of our medical segment revenues.

Our revenues have increased from $294.1 million in 2010 to $343.5 million in 2011 and to $381.9 million in 2012. We had operating income of $19.6 million, $25.4 million and $10.0 million during 2012, 2011 and 2010. The 2012 operating income included $1.9 million of acquisition-related expenses. The 2010 operating income included a reversal of the $3.0 million charge related to the Novelis milestone, as we believed we would no longer achieve the milestone and $4.9 million in expenses resulting from the judgment related to our ongoing LightLab litigation (discussed in more detail in Note 4 “Commitments and Contingencies – Litigation – LightLab” to our consolidated financial statements).
In the years ended December 31, 2012, 2011 and 2010, 46.3%, 47.3% and 43.0%, respectively, of our revenues and 22.7%, 22.5% and 22.1%, respectively, of our operating expenses were denominated in various non-U.S. dollar currencies, primarily the euro and the Japanese yen. We expect that a significant portion of our revenue and operating expenses will continue to be denominated in non-U.S. dollar currencies. As a result, we are subject to risks related to fluctuations in foreign currency exchange rates, which could affect our operating results in the future. If our yen or euro denominated sales exceed our yen or euro denominated costs, and the U.S. dollar strengthens relative to the yen or euro, there is an adverse effect on our results of operations. Conversely, if the U.S. dollar weakens relative to the yen or euro, there is a positive effect on our results of operations. For example, the average exchange rate of one U.S. dollar to yen decreased 0.4% from 79.6 in 2011 to 79.3 in 2012, which resulted in a net positive impact to our operational results for 2012 in the amount of approximately $300,000. The average exchange rate of one euro to U.S. dollar decreased 7.1% from 1.4 in 2011 to 1.3 in 2012, which resulted in a net negative impact to our operational results for 2012 in the amount of approximately $2.7 million.
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
External Factors
In September 2009, published findings from the Fractional Flow Reserve versus Angiography for Multivessel
Evaluation, or FAME, study demonstrated that patients in the study with multi-vessel coronary artery disease who were treated by FFR guidance had a 34% reduction in death and myocardial infarction (heart attack) compared to angiographic guidance alone. In August 2012, the results of the Fractional Flow Reserve-Guided PCI vs. Medical Therapy in Stable Coronary Disease, or FAME 2, study were published in the New England Journal of Medicine. FAME 2 showed that patients receiving PCI with proven ischemia by FFR had 66% fewer primary endpoint events including death, myocardial infarction and urgent revascularization's (e.g. coronary bypass) than those patients treated with optimal medical therapy alone. We believe these findings will continue to drive the growth and adoption of our disposable FFR wire products.
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

Revenues. We derive our revenues from two reporting segments: medical and industrial. Our medical segment represents our core business, in which we derive revenues primarily from the sale of our consoles and single-procedure disposables. Our industrial segment derives revenues related to the sales of Axsun’s micro-optical spectrometers and optical channel monitors to telecommunication and other industrial companies. In the year ended December 31, 2012, we generated $381.9 million of revenues which is comprised of $371.1 million from our medical segment and $10.7 million from our industrial segment. We experienced increases in revenues related to IVUS and FFR single-procedure disposables in 2012 compared with 2011, while console sales remained relatively flat year over year. In the year ended December 31, 2012, 11.0% of our medical segment revenues were derived from the sale of our consoles, as compared with 12.3% in the year ended December 31, 2011. In the year ended December 31, 2012, IVUS single-procedure disposables accounted for 55.5% of our medical segment revenues, compared to 60.4% in 2011, while in the year ended December 31, 2012, 25.6% of our medical segment revenues were derived from the sale of our FFR single-procedure disposables, as compared with 20.2% in the year ended December 31, 2011. Other revenues consist primarily of service and maintenance revenues, shipping and handling revenues, sales of distributed products, spare parts sales, and license fees.
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
Amortization of Intangibles. We amortize intangible assets, consisting of our developed technology, licenses, customer relationships, patents and trademarks, and covenant-not-to-compete, using the straight-line method over their estimated useful lives of up to 20 years. These assets are regularly tested for impairment and abandonment.
Acquisition-related items. Acquisition-related items consists of acquisition transaction costs and subsequent revision, if any, to the contingent consideration related to acquisitions.
In-process Research and Development. In-process Research and Development, or IPR&D, consists of our projects acquired in connection with acquisitions that had not reached technological feasibility and had no alternative future uses as of each acquisition date. Certain additional payments that may be required in connection with our acquisitions could result in future charges to IPR&D.
OCT
In December 2007, we acquired certain OCT assets in connection with our acquisition of CardioSpectra, Inc., or CardioSpectra, which were valued at $26.3 million. In-vivo testing and regulatory approval remained to be completed as of the acquisition date at an estimated cost of $7.2 million. In December 2009, we achieved a milestone specified in the CardioSpectra merger agreement and $11.0 million became payable by us to the former stockholders of CardioSpectra. We paid such amount to the former stockholders of CardioSpectra with the issuance of 609,360 shares of our common stock and $531,000 of cash in January 2010. The second milestone specified in the merger agreement was not achieved as of December 31, 2010, and as such was not paid. Although we have received CE mark approval for a preliminary version of our OCT product, this version is not intended to be commercialized. We believe there are significant incremental efforts and costs that must be incurred to complete a product that is suitable for commercialization and there is significant risk that a commercializable product may not result from our efforts. As of December 31, 2012, we estimate that we will incur $5.4 million of additional costs in order to obtain a commercializable OCT product for a total cost of approximately $31.6 million. Due to uncertainties in our OCT development program, we are currently unable to predict when we will launch our OCT product. Additional milestone payments of up to $17.0 million may be paid to the former stockholders of CardioSpectra upon achievement of the respective revenue targets described in the merger agreement.
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
FL.IVUS
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
We incurred a total of $16.3 million for the FL.IVUS project since acquisition. In August 2012, Preview™, the first generation FL.IVUS device, received CE Mark for peripheral indications. The Preview™ device is currently being utilized in clinical studies in the U.S. and Europe.
FL.ICE
In August 2010 we acquired the Forward Looking Intra-Cardiac Echo, or FL.ICE, project in connection with our acquisition of Fluid Medical Inc., or Fluid Medical. This project was recorded as an IPR&D asset and was valued at $4.1 million. At the date of acquisition the estimated costs to complete were $5.9 million. At December 31, 2012, the estimated costs to complete are approximately $4.9 million for a total of $10.7 million. As of December 31, 2012, the FL.ICE project was expected to be completed in 2013.
CO-REGISTRATION
In November 2012, in connection with our acquisition of Sync-Rx Ltd, or Sync-Rx, we acquired Sync-Rx's co-registration technology, which is still under development. This technology was recorded as an IPR&D asset and was valued at $1.3 million. At the date of acquisition and as of December 31, 2012, the estimated costs to complete the project are approximately $4.4 million with estimated completion in 2014.
IVC FILTER & RETRIEVAL KIT
In December 2012, in connection with our acquisition of Crux Biomedical, Inc., or Crux, we acquired Crux's IVC filter and retrieval kit technologies, which are still under development. These technologies were recorded as IPR&D assets and were valued at $28.4 million. At the date of acquisition and as of December 31, 2012, the estimated costs to complete the project are approximately $6.5 million with estimated completion in 2014.
The following table summarizes our significant IPR&D projects (in millions):

	As of Acquisition Date		Costs Incurred Since Acquisition	Estimated Cost to Complete, as of December 31, 2012	Total Estimated Costs to Complete since Acquisition Date
Project Name	Fair Value	Estimated Cost to Complete
OCT	$26.3	$7.2	$26.2	$5.4	$31.6
FL.IVUS	12.2	3.9	16.3	—	16.3
FL.ICE	4.1	5.9	5.8	4.9	10.7
Co-registration	1.3	4.4	—	4.4	4.4
IVC filter & retrieval kit	28.4	6.5	—	6.5	6.5
Interest Income. Interest income is comprised of interest income earned from our cash and cash equivalents and our short-term and long-term available-for-sale investments.
Interest Expense. Interest expense is comprised of interest expense related to our convertible senior notes, including coupon interest, accretion of debt discount, and amortization of issuance costs, offset by interest capitalization related to the Costa Rica plant construction, before the plant was placed into service in the second quarter of 2012, and our global Enterprise Resource Planning, or ERP, system implementation.
Exchange Rate Gain (Loss). Exchange rate gain (loss) is comprised of foreign currency transaction and remeasurement gains and losses, and the effect of changes in value and net settlements of our foreign exchange forward contracts.
Provision for Income Taxes. Our effective tax rate is a blended rate resulting from the composition of taxable income in the global jurisdictions in which we conduct business. We apply the “with and without method—direct effects only”, in accordance with authoritative guidance, with respect to recognition of stock option excess tax benefits within stockholders equity (additional paid in capital). Therefore, the provision for domestic income taxes is determined utilizing projected federal and state taxable income before the application of deductible excess tax benefits attributable to stock option exercises.
For the years ended December 31, 2012, 2011 and 2010, the provision for income taxes is comprised of federal, foreign and various state and local income taxes. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions, which we expect to continue to fluctuate as we increase foreign manufacturing and distribution operations. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. To the extent we establish or change the valuation allowance in a period, the tax effect will generally flow through the statement of operations. In the case of an acquired or merged entity, we will record a valuation allowance on a deferred asset through purchase accounting as an adjustment to goodwill at the acquisition date if it is more likely than not that all or a portion of the acquired deferred tax assets will not be recognized in the future. Any subsequent change to a valuation allowance established during purchase accounting within the measurement period of the acquisition (not to exceed twelve months) will also be recorded as an adjustment to goodwill, provided that such change relates to new information about the facts and circumstances that existed on the acquisition date. During the fourth quarter of 2012, we concluded that it was more likely than not that we would be able to realize the benefit of a significant portion of our foreign deferred tax assets in the future. We expect that our operations in the respective foreign jurisdictions will generate sufficient taxable income in future periods to realize the tax benefit associated with the related deferred tax assets. As a result, we released $4.9 million of the valuation allowance on our foreign deferred tax assets. During the fourth quarter of 2011, we concluded that it was more likely than not that we would be able to realize the benefit of a significant portion of our federal and state deferred tax assets in the future as a result of cumulative profitability and expected future taxable income. Therefore, we reversed $22.0 million of the valuation allowance on our net federal and certain state deferred income tax assets.
Results of Operations
The following table sets forth items derived from our consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 presented in both absolute dollars (in thousands) and as a percentage of revenues, with the dollar and percentage change year over year:

	Years Ended December 31,						Changes 2012 vs. 2011		Changes 2011 vs. 2010
	2012		2011		2010		$	%	$	%
Revenues	$381,866	100.0%	$343,546	100.0%	$294,146	100.0%	$38,320	11.2%	$49,400	16.8%
Cost of revenues, excluding amortization of intangibles	128,915	33.8	114,533	33.3	108,860	37.0	14,382	12.6	5,673	5.2
Gross profit	252,951	66.2	229,013	66.7	185,286	63.0	23,938	10.5	43,727	23.6
Operating expenses:
Selling, general and administrative	172,794	45.2	147,057	42.8	132,990	45.2	25,737	17.5	14,067	10.6
Research and development	55,469	14.5	53,098	15.5	42,517	14.5	2,371	4.5	10,581	24.9
Amortization of intangibles	3,240	0.8	3,447	1.0	2,559	0.9	(207)	(6.0)	888	34.7
Acquisition related items	1,858	0.5	—	—	184	0.1	1,858	—	(184)	(100.0)
In-process research and development	—	—	—	—	(2,935)	(1.0)	—	—	2,935	(100.0)
Total operating expenses	233,361	61.1	203,602	59.3	175,315	59.6	29,759	14.6	28,287	16.1
Operating income	19,590	5.1	25,411	7.4	9,971	3.4	(5,821)	(22.9)	15,440	154.8
Interest income	902	0.2	908	0.3	477	0.2	(6)	(0.7)	431	90.4
Interest expense	(7,975)	(2.1)	(7,107)	(2.1)	(2,192)	(0.7)	(868)	12.2	(4,915)	224.2
Exchange rate loss	(576)	(0.2)	(997)	(0.3)	(904)	(0.3)	421	(42.2)	(93)	10.3
Loss from debt extinguishment	(4,969)	(1.3)	—	—	—	—	(4,969)	—	—	—
Other, net	2,717	0.7	(112)	—	(25)	—	2,829	(2,525.9)	(87)	348.0
Income before income tax	9,689	2.5	18,103	5.3	7,327	2.5	(8,414)	(46.5)	10,776	147.1
Income tax (benefit) expense	1,667	0.4	(19,990)	(5.8)	2,087	0.7	21,657	(108.3)	(22,077)	(1,057.8)
Net income	$8,022	2.1%	$38,093	11.1%	$5,240	1.8%	$(30,071)	(78.9)%	$32,853	627.0%
The following table sets forth our revenues by segment and product (in thousands) and the changes in revenues between the specified periods:

	Years Ended December 31,			Changes 2012 vs. 2011		Changes 2011 vs. 2010
	2012	2011	2010	$	%	$	%
Medical segment:
Consoles	$40,687	$40,954	$40,630	$(267)	(0.7)%	$324	0.8%
Single-procedure disposables:
IVUS	205,843	200,970	167,023	4,873	2.4%	33,947	20.3%
FFR	94,885	67,082	46,517	27,803	41.4%	20,565	44.2%
Other	29,716	23,530	16,943	6,186	26.3%	6,587	38.9%
Sub-total medical segment	371,131	332,536	271,113	38,595	11.6%	61,423	22.7%
Industrial segment	10,735	11,010	23,033	(275)	(2.5)%	(12,023)	(52.2)%
	$381,866	$343,546	$294,146	$38,320	11.2%	$49,400	16.8%
The following table sets forth our revenues by geographic area (in thousands) and the changes in revenues in the specified periods:

	Years Ended December 31,			Changes 2012 vs. 2011		Changes 2011 vs. 2010
	2012	2011	2010	$	%	$	%
Revenues (1):
United States	$177,992	$157,412	$134,645	$20,580	13.1%	$22,767	16.9%
Japan	123,558	105,892	79,277	17,666	16.7%	26,615	33.6%
Europe, the Middle East and Africa	57,913	60,249	57,614	(2,336)	(3.9)%	2,635	4.6%
Rest of world	22,403	19,993	22,610	2,410	12.1%	(2,617)	(11.6)%
	$381,866	$343,546	$294,146	$38,320	11.2%	$49,400	16.8%

(1)
Revenues are attributed to geographies based on the location of the customer, except for shipments to original equipment manufacturers, which are attributed to the country of origin of the equipment distributed.

Comparison of Years Ended December 31, 2012 and 2011
Revenues. Overall, the increase in the medical segment revenue in the year ended December 31, 2012 compared with the year ended December 31, 2011 was driven by increased demand for our disposable products, as well as higher revenues resulting from our continued growth in our direct sales efforts in Japan and favorable impacts of foreign exchange rates related to the yen, partially offset by the decline in the medical reimbursement rate in Japan, unfavorable impacts of foreign exchange rates to the euro and decreases in our revenues in southern Europe, in particular Spain where we were in the process of transitioning from a distributor to a direct sale model. Additionally, the increases in FFR disposable revenues were primarily due to the increased adoption of the technology based on clinical study data. The increase in other revenues is primarily due to higher sales of third-party products and higher service contract and rental revenues. We recognized increases in revenues across all our key geographic markets except for Europe. The Japanese market’s growth is due to the continued success of our direct sales efforts and the favorable impact of foreign currency exchange related to the yen. The decrease in European markets relates to the unfavorable impacts of foreign currency exchange rates related to the euro and to the slowing economy in Europe, primarily in Spain.
Cost of Revenues. The increase in the cost of revenues in the year ended December 31, 2012 compared with the year ended December 31, 2011 was primarily due to higher sales volume. Gross margin was 66.2% of revenues in the year ended December 31, 2012, decreasing from 66.7% of revenues in the year ended December 31, 2011. This unfavorable change in gross margin was primarily the result of the unfavorable impact of the foreign exchange rates to the euro and unfavorable impact on pricing as a result of a decline in the medical reimbursement rate in Japan.
Selling, General and Administrative. The increase in selling, general and administrative expenses in the year ended December 31, 2012 compared with the year ended December 31, 2011 was primarily due to the higher variable costs for U.S. sales driven by higher sales volumes, the expansion of Japan and Europe sales and marketing organizations, including continued growth in our Japan operation to support our direct sales efforts there, expansion of our Costa Rica general and administrative activities during the pre-production phase in the first two quarters of 2012, and increased information technology and infrastructure expenses to support company growth.
Research and Development. The increase in research and development expenses in the year ended December 31, 2012 compared with the year ended December 31, 2011 was primarily due to increased spending on various product development projects and activities supporting other acquired technologies.
Amortization of Intangibles. The decrease in amortization expense in the year ended December 31, 2012 compared with the year ended December 31, 2011 was primarily due to the complete amortization of customer relationships acquired in 2009.
Acquisition-Related Items. The acquisition-related items during the year ended December 31, 2012 consist of transaction costs related to the Sync-Rx and Crux acquisitions and the change in fair value of the contingent consideration related to the Crux acquisition as a result of the passage of time from acquisition date to December 31, 2012.
Interest Income. Interest income for the year ended December 31, 2012 as compared to the year ended December 31, 2011 remained consistent.
Interest Expense. The increase in interest expense during the year ended December 31, 2012 compared with the year ended December 31, 2011 was primarily related to interest incurred on the convertible debt issued in December 2012.
Exchange Rate Gain (Loss). During the years ended December 31, 2012 and 2011, the impact of fluctuations in exchange rates was mitigated by our hedging practices. Through our hedging program, we reduce the volatility of our exchange rate gains and losses resulting from the remeasurement of our intercompany receivable balances at current exchange rates.
Loss from Debt Extinguishment. During the year ended December 31, 2012, we repurchased $90.0 million of our 2.875% convertible senior notes due 2015, or the 2015 Notes, and recognized a $5.0 million loss, which is the difference between the carrying value of the liability component of the 2015 Notes, including any unamortized debt issuance costs, and the consideration attributed to the retirement of the liability component.
Other. During the year ended December 31, 2012, the Company recognized $2.8 million of gains in connection with the liquidation of a long term investment, which had been accounted for using the cost method.
Provision for Income Taxes. During the year ended December 31, 2012, we recognized income tax expense of $1.7 million compared to an income tax benefit of $20.0 million during the year ended December 31, 2011. During the quarter ended December 31, 2012, we concluded that it was more likely than not that we would be able to realize the benefit of a significant portion of our foreign deferred tax assets in the future. We expect that our foreign operations in the respective jurisdictions will generate sufficient taxable income in future periods to realize the tax benefit associated with the related deferred tax assets. As a result, we released $4.9 million of the valuation allowance on our foreign deferred tax assets. During the quarter ended December 31, 2011, we concluded that it was more likely than not that we would be able to realize the benefit of a significant portion of our deferred tax assets in the future as a result of cumulative profitability and expected future taxable income, resulting in the recognition of a tax benefit from the reversal of $22.0 million of the valuation allowance on our net federal and certain state deferred income tax assets.
Stock option excess tax benefits of $35,000 and $165,000 were credited to additional paid-in-capital during the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2012, we repurchased $90.0 million of our 2.875% convertible note due 2015 and recognized a loss for tax purposes, which is the difference between the carrying value of the liability for tax purposes compared to the repurchase price. In addition, the deferred tax asset related to the repurchased call option and deferred tax liability related to the warrant sold were recognized. The recognition of the loss for tax purposes (to the extent it related to equity transactions) and the related deferred tax asset and liability totaling $2.5 million was credited to additional paid in capital during the year ended December 31, 2012. The reversal of the valuation allowance related to our convertible senior notes of $1.7 million was credited to additional paid in capital during the year ended December 31, 2011.
Comparison of Years Ended December 31, 2011 and 2010
Revenues. Overall, the increase in the medical segment revenue in the year ended December 31, 2011 compared with the year ended December 31, 2010 was driven by increased demand for our disposables, as well as higher revenues resulting from our direct sales efforts in Japan and favorable impacts of foreign exchange rates related to the yen and euro. Additionally, the increases in FFR disposable revenues were primarily due to the broader availability of FFR technology as this functionality has been incorporated into our multi-modality console, and in conjunction with an increased adoption of the technology based on clinical study data. The revenue increases related to our consoles resulted from increased sales of console units, especially the FFR consoles which achieved increased penetration into the market during 2011. The decrease in industrial segment revenues results from lower sales to our international telecommunication customers due to the telecommunications industry’s cyclical nature. The increase in other revenues is primarily due to higher sales of third-party products and higher service contract and rental revenues. We recognized increases in revenues across all our key geographic markets. The Japanese market’s growth is due to the continued success of our direct sales efforts and the favorable impact of foreign currency exchange related to the yen. The decrease in the rest of the world primarily relates to the decline in our industrial segment revenues to customers in China.

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
Selling, General and Administrative. The increase in selling, general and administrative expenses in the year ended December 31, 2011 compared with the year ended December 31, 2010 was primarily due to increased headcount resulting from the expansion of our U.S., Japan and Europe sales organizations, including continued growth in our Japan operation to support our direct sales efforts there; expansion of our Costa Rica general and administrative activities during the pre-production phase; unfavorable impacts of foreign currency exchange rates related to the yen and euro; increased information technology and infrastructure expenses to support company growth; and legal expenses related to our litigation matters. In addition, during the year ended December 31, 2010, we recorded a judgment of $4.9 million, which is discussed in more detail in Note 4 “Commitments and Contingencies – Litigation – LightLab” to our consolidated financial statements.
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

Interest Income. The increase in interest income was primarily due to a significant increase in our investment balances during the year ended December 31, 2011 as compared to the year ended December 31, 2010, resulting from the proceeds of our convertible debt offering issued on September 20, 2010 and favorable cash flows from operations.
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
Provision for Income Taxes. During the quarter ended December 31, 2011, we concluded that it was more likely than not that we would be able to realize the benefit of a significant portion of our deferred tax assets in the future. Therefore, we reversed $22.0 million of the valuation allowance on our net federal and certain state deferred income tax assets.
Stock option excess tax benefits of $165,000 and $433,000 were credited to additional paid-in-capital during the years ended December 31, 2011 and 2010, respectively. The reversal of the valuation allowance related to our convertible senior notes of $1.7 million was credited to additional paid in capital during the year ended December 31, 2011.
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
On September 20, 2010, we issued $115 million principal amount of 2.875% Notes due 2015, or the2015 Notes, in an offering registered under the Securities Act of 1933, as amended. To hedge against potential dilution upon conversion of the 2015 Notes, we purchased call options on our common stock from JPMorgan Chase Bank, National Association, or JPMorgan Chase. In addition, to reduce the cost of the hedge, under separate transactions we sold warrants to JPMorgan Chase. We received proceeds of $100.5 million from issuance of the 2015 Notes, net of issuance costs ($4.4 million) and net payments related to our hedge transactions ($10.0 million).
On December 5, 2012 , we issued $460.0 million principal amount of 1.75% Notes due 2017, or the 2017 Notes, in an offering registered under the Securities Act of 1933, as amended. To hedge against potential dilution upon conversion of the 2017 Notes, we purchased call options on our common stock from JPMorgan Chase and Goldman, Sachs & Co., or Goldman Sachs. In addition, to reduce the cost of the hedge, under separate transactions we sold warrants to JPMorgan Chase and Goldman Sachs. We received proceeds of $409.3 million from the issuance of the 2017 Notes, net of $14.6 million in debt issuance costs and net payments of $36.1 million related to our hedge transactions.

Concurrently with the issuance of the 2017 Notes, we retired $90.0 million of the 2015 Notes and retired the proportionate portion of the warrants and call options related to the 2015 Notes. We paid $104.9 million to repurchase the $90.0 million face value of the 2015 Notes and received a net amount of $3.6 million related to the retirement of the proportionate warrants and call options associated with the 2015 Notes.
At December 31, 2012, our cash and cash equivalents and available-for-sale investments totaled $516.0 million. We invest our excess funds in short-term and long-term securities issued by corporations, banks, the U.S. government, municipalities, and financial holding companies and in money market funds comprised of U.S. Treasury and agency securities.
At December 31, 2012, our accumulated deficit was $81.9 million. Since inception, we have generated significant operating losses. During the years ended December 31, 2012, 2011 and 2010, we achieved full years of profitability, and our business generated $49.8 million, $43.6 million and $46.2 million in cash flows from operating activities, respectively.
Cash Flows (in thousands)

	Years Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$49,818	$43,596	$46,183
Net cash provided by (used in) investing activities	(147,216)	6,729	(172,894)
Net cash provided by financing activities	321,756	13,140	116,935
Effect of exchange rate changes on cash and cash equivalents	(739)	122	(2,850)
Net change in cash and cash equivalents	$223,619	$63,587	$(12,626)
Cash Flows from Operating Activities. Cash provided by operating activities of $49.8 million for 2012 reflected our net income of $8.0 million, adjusted for non-cash expenses, consisting primarily of $26.8 million of depreciation and amortization, including amortization or accretion of investment premium or discount, $15.1 million of stock-based compensation expense, $5.7 million of accretion of debt discount on convertible notes, $5.0 million for the loss incurred on the retirement of debt. Additional sources of cash include increases in accrued compensation ($3.4 million), accrued expenses and other liabilities ($6.8 million) and deferred revenue ($4.2 million). Uses of cash include an increase in accounts receivable of $10.0 million due to increased sales and an increase in inventories of $13.3 million related to increased forecast sales demand.
Cash provided by operating activities of $43.6 million for 2011 reflected our net income of $38.1 million, adjusted for non-cash expenses, consisting primarily of $27.0 million of depreciation and amortization, including amortization or accretion of investment premium or discount, $13.0 million of stock-based compensation expense, $4.7 million accretion of debt discount on our convertible notes, and offset by $22.8 million deferred tax benefit. Additional sources of cash include increases in accrued compensation ($2.0 million) and deferred revenue ($1.9 million). Uses of cash included an increase in accounts receivable of $9.3 million due to increased sales, decrease in accounts payable of $2.4 million and decrease in accrued expenses and other liabilities of $6.5 million.
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
Cash Flows from Investing Activities. In 2012, $298.3 million was used to purchase short-term and long-term available-for-sale securities and $43.8 million was used for capital expenditures, including purchases of medical diagnostic equipment, manufacturing equipment and construction of the manufacturing facility in Costa Rica. Additionally, we used $54.5 million for the acquisitions of Sync-Rx and Crux, net of cash acquired, and $5.8 million for the acquisition of other intangible assets, including purchased technology and costs of patents. These purchases were partially offset by $252.9 million from the sale or maturity of investments.
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
Cash Flows from Financing Activities. Cash provided by financing activities in 2012 consisted primarily of net proceeds of $409.3 million from the issuance of the 2017 Notes and related hedge transactions, $9.9 million from exercises of common stock options and $3.9 million from the sale of common stock under our employee stock purchase plan; partially offset by the net payment of $101.3 million from the repurchase of a portion of the 2015 Notes and retirement of the related proportionate hedge transaction.
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
Future Liquidity Needs
At December 31, 2012, our primary short-term needs for capital, which are subject to change, include expenditures related to:

•	medical diagnostic equipment that we own and place at our customers’ premises;

•	our facilities expansion needs, including acquiring or leasing additional facilities and associated building costs or tenant improvements;

•	the acquisition of equipment and other fixed assets for use in our current and future manufacturing and research and development facilities;

•	upgrades to our information technology infrastructure to enhance our capabilities and improve overall productivity;

•
support of our commercialization efforts related to our current and future products, including expansion of our direct sales force and field support resources in the U.S. and abroad, particularly in Japan where our strategy is to continue to pursue a direct sales model;

•	the continued advancement of research and development activities;

•	improvements to and increases in our manufacturing capacity and efficiency; and

•	acquisitions of technologies and/or businesses that enhance our capabilities or complement our markets.

Our capital expenditures are largely discretionary and within our control. We expect that our product revenue and the resulting operating income, as well as the status of each of our product development programs, will significantly impact our cash management decisions.
At December 31, 2012, we believe our current cash and cash equivalents and our available-for-sale investments will be sufficient to fund working capital requirements, debt service requirements, capital expenditures and operations for at least the next 12 months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.
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

At December 31, 2012, we have gross federal and state net operating loss carry forwards of approximately $100.3 million and $65.4 million, respectively, available to reduce future taxable income if we remain profitable. Pursuant to Internal Revenue Code Section 382, use of net operating loss carry forwards related to acquisitions of an additional approximately $20.1 million may be limited. We expect to utilize our available net operating loss carry forwards to reduce future tax obligations in the event we are successful in maintaining continued profitability. However, future limitations on our ability to use net operating loss carry forwards and other minimum state taxes may increase our overall tax obligations.
Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification to business partners and customers for losses suffered or incurred for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The term of these indemnification arrangements is generally perpetual. The maximum potential amount of future payments we could be required to make under these agreements is unlimited. At December 31, 2012, we have not incurred any costs to defend lawsuits or settle claims related to these indemnification arrangements.
Contractual Obligations
The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2012 for each of the periods indicated (in thousands):

Contractual Obligations	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital lease obligations (including interest)	$63	$33	$25	$5	$—
Operating lease obligations (1)	72,694	18,682	14,019	10,498	29,495
Non-cancelable purchase obligations (2)	50,999	38,665	9,472	2,862	—
Convertible senior notes	485,000	—	25,000	460,000	—
Interest on convertible senior notes	41,496	8,769	17,298	15,429	—
Clinical programs (3)	—	—	—	—	—
Total (4)	$650,252	$66,149	$65,814	$488,794	$29,495

(1)
We lease office space and have entered into other lease commitments in the U.S. as well as locations in Japan, Europe, Asia and the Middle East. Operating lease obligations include future minimum lease payments under all our non-cancelable operating leases at December 31, 2012.

(2)	Consists of non-cancelable commitments primarily for the purchase of production materials and other inventory items.

(3)
We have commitments to provide funding of $4.6 million to a clinical study conducted by a third-party and at December 31, 2012, we have a remaining obligation of up to $2.1 million. We will be billed as services are performed under the agreement. In addition, we have entered into agreements with other third parties to sponsor clinical studies. Generally, we contract with one or more clinical research sites for a single study and no one agreement is material to our consolidated results of operations or financial condition. We are usually billed as services are performed based on enrollment and are required to make payments over periods ranging from less than one year up to three years. Our actual payments under these agreements will vary based on enrollment.

(4)
The total above does not include the following contingent liabilities: a) milestone payments of up to an aggregate of $17.0 million which may be due to the former shareholders of CardioSpectra upon the achievement of certain milestones (and may, at our election, be payable in either cash or stock); b) potential payment of up to $1.9 million plus interest due to an agency of the Israeli government; c) potential milestone payments of an estimated $46.6 million due to the former shareholder of Crux (see Note 2 "Acquisitions" to our consolidated financial statements).

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
Fair Value
We record our short-term and long-term available-for-sale investments at fair value. At December 31, 2012, our cash and investments totaled $516.0 million. FASB ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820, establishes three levels of inputs that may be used to measure fair value (see Note 3 “Financial Statement Details” to our consolidated financial statements included in this Annual Report). Each level of input represents varying degrees of subjectivity and difficulty involved in determining fair value. Valuations using Level 1 and 2 inputs are generally based on price quotations and other observable inputs in active markets and do not require significant management judgment or estimation. We utilize a third-party pricing service to assist us in obtaining fair value pricing for these investments. While pricing for these securities is based on proprietary models, the inputs used are based on observable market information, therefore we have classified our inputs as Level 1 and Level 2.
We also record our foreign exchange forward contracts at fair value. At December 31, 2012, the fair value of our foreign exchange forward contracts of $3.5 million was included in prepaid and other current assets in our consolidated balance sheet. We utilize third-party financial institutions to assist us in obtaining fair value pricing for our foreign currency forward contracts and classified these fair value inputs as Level 2.
In addition, we record contingent consideration, which consist of obligations to pay former shareholders of an acquired entity if specified events occur or conditions are met such as the achievement of certain technological milestones or the achievement of targeted revenue milestones, at fair value. At December 31, 2012, the fair value of our contingent consideration arrangements was $30.2 million (net of the $900,000 contingent receivable). We determined the initial fair values of the contingent consideration, which includes payment upon FDA Clearance and milestone payments based on commercial sales of Crux products, using various estimates, including probabilities of success, discount rates and amount of time until the conditions of the milestone payments are met. This fair value measurement is based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy. The key assumptions used to determine the fair value of the contingent consideration for the Crux acquisition relative to FDA Clearance include a 5% discount rate and probability adjusted milestone payment date ranges from May 31, 2013 to June 30, 2013. For the fair value relative to the milestone payments based on the commercial sales of Crux products, the key assumptions in applying the income approach include a 14% discount rate and probability-weighted expected milestone payment ranges from $25.4 million to $69.3 million based on estimated commercial sales of Crux products ranging from $81.6 million to $245.3 million. As of December 31, 2012, there were no significant changes in the range of outcomes for the contingent consideration recognized as a result of the acquisition.

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
Property and Equipment
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
Our long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment is calculated as the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted future cash flow analysis. No significant impairment of long-lived assets was identified or recorded during the years ended December 31, 2012, 2011 and 2010.
Goodwill
Goodwill is the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in a business combination. The impairment evaluation for goodwill is conducted annually as of October 1, or more frequently if events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. We test for goodwill impairment at the reporting unit level, which is at the operating segment level. Our goodwill at December 31, 2012 and 2011 is allocated entirely to our medical segment.
We first assess qualitative factors to determine whether it is necessary to perform the current two-step impairment test. If we believe, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of our reporting unit is less than its carrying amount, the quantitative two-step impairment test is required; otherwise, no further testing is required. In the first step, we compare the fair value of our reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of our reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of our reporting unit's goodwill. If the carrying value of our reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. There was no impairment of goodwill during the years ended December 31, 2012, 2011 and 2010.
Intangible Assets
Intangible assets are recorded at historical cost and amortized over their estimated useful lives. Intangible assets consist of acquired developed technology, licenses, customer relationships, assembled technology, patents and trademarks, as well as acquired in-process research and development technology, or IPR&D. Intangible assets with a definite life are amortized using the straight-line method over their estimated useful lives of up to 20 years.
When we acquire another entity, the purchase price is allocated, as applicable, between IPR&D, other identifiable intangible assets, and net tangible assets, with the remainder recognized as goodwill. IPR&D has an indefinite life and is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner or the project is terminated or abandoned, we may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value.

Determining the allocation of the purchase price, including the portion of the purchase price allocated to IPR&D requires us to make significant estimates. The amount of the purchase price allocated to IPR&D is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of measurement in accordance with accepted valuation methods. These methodologies include consideration of the risk of the project not achieving commercial feasibility.
Intangible assets are tested for impairment annually or whenever events or circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Impairment is calculated as the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted future cash flow analysis. No impairment of intangible assets was identified or recorded during the years ended December 31, 2012, 2011 and 2010.
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
We have used the Black-Scholes model to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility, risk-free interest rate, and expected option life. If we had made different assumptions, the amount of our deferred stock-based compensation, stock-based compensation expense, gross margin, net income (loss) and net income (loss) per share amounts could have been significantly different. We believe that we have used reasonable methodologies, approaches and assumptions to determine the fair value of our common stock and that deferred stock-based compensation and related amortization were recorded properly for accounting purposes. If any of the assumptions used change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. For example, we granted stock options for 393,889 shares of our common stock during the year ended December 31, 2012. Using our assumptions, we calculated approximately $4.2 million of stock compensation expense related to these option grants that will generally be amortized over four years. Given a ten percent change in our volatility assumption, the value of these awards would have differed by approximately $800,000. Given a one-hundred basis point change in our risk-free interest rate assumption, the value of these awards would have differed by approximately $150,000. Given a one year change in our expected option life assumption, the value of these awards would have differed by approximately $500,000. In addition, given a one-hundred basis point change in our weighted-average forfeiture rate assumption, our stock-compensation expense recorded in the year ended December 31, 2012 would have differed by approximately $10,000.
Income Taxes
We account for income taxes in accordance with FASB ASC Topic 740, Income Taxes. Our deferred tax assets are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are expected to be recovered or settled.
The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions, which we expect to continue to fluctuate as we increase foreign manufacturing and distribution operations. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The impact of an uncertain income tax position is recognized at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.
The realization of our deferred tax assets, which have a net carrying value of $28.0 million at December 31, 2012, is dependent upon our ability to generate sufficient future taxable income. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods and jurisdictions in which those temporary differences become deductible. During the fourth quarter of 2012, we concluded that it was more likely than not that we would be able to realize the benefit of a significant portion of our foreign deferred tax assets in the future. Our expectation is that our operations in the respective foreign jurisdictions will generate sufficient taxable income in future periods to realize the tax benefit associated with the majority of our foreign deferred tax assets. As a result, we released $4.9 million of the valuation allowance on our foreign deferred tax assets. We believe it is more likely than not that the benefit from a portion of our state tax credit and operating loss carry forwards and foreign net operating loss carry forwards will not be realized. In recognition of this risk, we will continue to provide a full valuation allowance on the deferred tax assets relating to these items. We will continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist. To the extent we establish or change the valuation allowance in a period, the tax effect will generally flow through the statement of operations. In the case of an acquired or merged entity, we will record a valuation allowance on a deferred tax asset through purchase accounting as an adjustment to goodwill at the acquisition date, if it is more likely than not that all or a portion of the acquired deferred tax assets will not be realized in the future. Any subsequent change to a valuation allowance established during purchase accounting within the measurement period of the acquisition (not to exceed twelve months) will also be recorded as an adjustment to goodwill, provided that such change relates to new information about the facts and circumstances that existed on the acquisition date.
Recent Accounting Pronouncements
In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02). This newly issued accounting standard allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangibles other than goodwill. Under that option, an entity would no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. This ASU is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We adopted this standard in the fourth quarter of 2012, which did not have a material impact on our financial or results of operations.
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
Interest Rate Risk
Our exposure to interest rate risk at December 31, 2012 is related to the investment of our excess cash into highly liquid financial investments as well as our convertible debt which has a fixed rate. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates.
At December 31, 2012, we held $516.0 million in cash and cash equivalents and available-for-sale investments of which $471.6 million consisted of highly liquid financial investments with original final maturities of one year or less and the remaining amount was long-term available-for-sale investments with original final maturities over one year. Based upon our balance of cash and cash equivalents and investments, the impact of an increase or decrease in interest rates of 10 basis points would cause a corresponding increase or decrease in our annual interest income of approximately $510,000 from these investments.
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
Foreign Currency Exchange Risk

We are exposed to foreign currency risk related primarily to our operations in Europe and Japan. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro and the yen, could adversely affect our financial results. During the year ended December 31, 2012, 14.3% and 32.0% of our revenues were denominated in the euro and yen, respectively, and 9.4% and 13.3% of our operating expenses were denominated in the euro and the yen, respectively. If our yen or euro denominated sales exceed our yen or euro denominated costs, and the U.S. dollar strengthens relative to the yen or euro, there is an adverse effect on our results of operations. Conversely, if the U.S. dollar weakens relative to the yen or euro, there is a positive effect on our results of operations. For example, the average exchange rate of one U.S. dollar to yen decreased 0.4% from 79.6 in 2011 to 79.3 in 2012, which resulted in a net positive impact to our operational results for 2012 in the amount of approximately $300,000. The average exchange rate of one euro to U.S. dollar decreased 7.1% from 1.4 in 2011 to 1.3 in 2012, which resulted in a net negative impact to our operational results for 2012 in the amount of approximately $2.7 million.
Exchange rate fluctuations resulting from the remeasurement of the inter-company balances between Volcano Corporation, our U.S. entity, and Volcano Japan and Volcano Corporation and Volcano Europe, and other non-U.S. dollar denominated liabilities into U.S. dollars are recorded as foreign currency transaction gain or loss and are included in exchange rate gain or loss in the consolidated statement of operations.
Commencing October 2009, we began using foreign exchange forward contracts to manage a portion of the foreign currency risk for foreign subsidiaries with monetary assets and liabilities denominated in the yen and the euro. We only use derivative financial instruments to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates; we do not hold any derivative financial instruments for trading or speculative purposes. We primarily use foreign exchange forward contracts to hedge foreign currency exposures, and they generally have terms of one year or less. Realized and unrealized gains or losses on the value of financial contracts used to hedge the exchange rate exposure of these monetary assets and liabilities are also included in the determination of net income, as these transactions have not been designated for hedge accounting treatment. These contracts effectively fix the exchange rate at which these specific monetary assets and liabilities will be settled so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying monetary assets and liabilities. These contracts contain net settlement features. If we experience unfavorable changes in foreign exchange rates, we may be required to use material amounts of cash to settle the transactions which may adversely affect the operating results that we report with respect to the corresponding period. For the year ended December 31, 2012, 2011 and 2010, we recorded $4.1 million of exchange rate gain and, $1.3 million and $3.2 million of exchange rate loss, respectively, related to our foreign exchange forward contracts.
We currently hold foreign exchange forward contracts with one counterparty. The bank counterparty in these contracts exposes us to credit-related losses in the event of their nonperformance. However, to mitigate that risk, we only contract with counterparties who meet our minimum credit quality guidelines. In addition, our exposure in the event of a default by our counterparty is limited to the changes in value of our hedged balances. At December 31, 2012, we were in a net asset position with our counterparty for $3.5 million.
Market Price Sensitive Instruments
In order to reduce the potential equity dilution that would result upon conversion of our convertible senior notes, we entered into convertible note hedge transactions (the Hedge) entitling us to purchase up to 14 million shares of our common stock at an initial strike price of $32.83 per share and 850,000 shares of common stock at an initial strike price of $29.64 per share, subject to adjustments. Upon conversion of the convertible senior notes, the Hedge is expected to reduce the equity dilution if the daily volume-weighted average price per share of our common stock exceeds the strike price of the Hedge. We also entered into warrant transactions with the counterparties of the Hedge entitling them to acquire up to 14 million shares of our common stock at an initial strike price of $37.59 and 850,000 shares of our common stock at an initial strike price of $34.88 per share, subject to adjustments. The warrant transactions could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given measurement period (the quarter or year to date period) at maturity of the warrants exceeds the strike price of the warrants. In addition, non-performance by the counterparties under the Hedge would potentially expose us to dilution of our common stock to the extent our stock price exceeds the conversion price. See Note 3 “Financial Statement Details—Debt” for additional information.

Item 8.	Financial Statements and Supplementary Data
VOLCANO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Volcano Corporation:
We have audited the accompanying consolidated balance sheets of Volcano Corporation and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Volcano Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Volcano Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
San Diego, California
February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Volcano Corporation:
We have audited Volcano Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Volcano Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Volcano Corporation's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Volcano Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Volcano Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 28, 2013, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
San Diego, California
February 28, 2013

VOLCANO CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$330,635	$107,016
Short-term available-for-sale investments	140,960	112,327
Accounts receivable, net	76,348	69,469
Inventories	52,811	41,306
Prepaid expenses and other current assets	21,773	19,939
Total current assets	622,527	350,057
Restricted cash	711	692
Long-term available-for-sale investments	44,385	30,919
Property and equipment, net of accumulated depreciation of $80,652 and $65,027, respectively	104,385	81,097
Intangible assets, net	50,657	15,245
Goodwill	51,577	2,487
Other non-current assets	28,102	16,227
Total assets	$902,344	$496,724
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,284	$12,911
Accrued compensation	23,227	20,251
Accrued expenses and other current liabilities	23,476	16,689
Deferred revenues	9,789	7,077
Contingent consideration	2,908	—
Current maturities of long-term debt	53	72
Total current liabilities	75,737	57,000
Convertible senior notes	382,300	95,663
Other long-term debt	1,119	74
Deferred revenues	4,661	3,168
Contingent consideration, non-current portion	27,323	—
Other non-current liabilities	2,859	1,582
Total liabilities	493,999	157,487
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, par value of $0.001; 10,000 shares authorized; no shares issued and outstanding at December 31, 2012 and December 31, 2011	—	—
Common stock, par value of $0.001; 250,000 shares authorized at December 31, 2012 and December 31, 2011; 53,944 and 52,651 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	54	53
Additional paid-in capital	494,276	430,490
Accumulated other comprehensive loss	(4,083)	(1,382)
Accumulated deficit	(81,902)	(89,924)
Total stockholders’ equity	408,345	339,237
Total liabilities and stockholders’ equity	$902,344	$496,724
See notes to consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Revenues	$381,866	$343,546	$294,146
Cost of revenues, excluding amortization of intangibles	128,915	114,533	108,860
Gross profit	252,951	229,013	185,286
Operating expenses:
Selling, general and administrative	172,794	147,057	132,990
Research and development	55,469	53,098	42,517
Amortization of intangibles	3,240	3,447	2,559
Acquisition-related items	1,858	—	184
In-process research and development	—	—	(2,935)
Total operating expenses	233,361	203,602	175,315
Operating income	19,590	25,411	9,971
Interest income	902	908	477
Interest expense	(7,975)	(7,107)	(2,192)
Exchange rate loss	(576)	(997)	(904)
Loss from debt extinguishment	(4,969)	—	—
Other, net	2,717	(112)	(25)
Income before income tax	9,689	18,103	7,327
Income tax (benefit) expense	1,667	(19,990)	2,087
Net income	$8,022	$38,093	$5,240
Net income per share:
Basic	$0.15	$0.73	$0.10
Diluted	$0.15	$0.70	$0.10
Shares used in calculating net income per share:
Basic	53,475	52,300	50,551
Diluted	55,195	54,596	53,281

See notes to consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2012	2011	2010
Net income	$8,022	$38,093	$5,240
Other comprehensive income (loss)
Foreign currency translation adjustments	(2,732)	(819)	3,494
Changes in unrealized gain (loss) on available-for-sale investments	31	30	(8)
Other comprehensive income (loss)	(2,701)	(789)	3,486
Comprehensive income	$5,321	$37,304	$8,726

See notes to consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2009	48,790	49	352,102	(4,079)	(133,257)	214,815
Issuance of common stock under equity compensation plans	1,967	1	16,111			16,112
Employee stock-based compensation cost			11,752			11,752
Non-employee stock-based compensation cost			673			673
Issuance of common stock related to acquisitions	609	1	10,468			10,469
Equity component of convertible senior notes due 2015			22,263			22,263
Call options purchased in connection with convertible senior note due 2015			(27,190)			(27,190)
Issuance of warrants in connection with convertible senior notes due 2015			17,149			17,149
Portion of convertible bond issuance costs attributed to equity component			(866)			(866)
Tax benefit related to stock-based compensation			433			433
Net income					5,240	5,240
Other comprehensive income				3,486		3,486
Balance at December 31, 2010	51,366	51	402,895	(593)	(128,017)	274,336
Issuance of common stock under equity compensation plans	1,285	2	13,024			13,026
Employee stock-based compensation cost			12,855			12,855
Non-employee stock-based compensation cost			115			115
Reversal of valuation allowance related to Convertible Senior Notes and tax benefit related to stock-based compensation			1,601			1,601
Net income					38,093	38,093
Other comprehensive loss				(789)		(789)
Balance at December 31, 2011	52,651	53	430,490	(1,382)	(89,924)	339,237
Issuance of common stock under equity compensation plans	1,293	1	13,812			13,813
Employee stock-based compensation cost			15,135			15,135
Equity component of convertible senior notes due 2017			89,415			89,415
Portion of convertible bond issuance costs attributed to equity component			(2,840)			(2,840)
Net deferred tax recognized in connection with issuance of convertible senior notes due 2017 and retirement of convertible senior notes due 2015			2,599			2,599
Call options purchased in connection with convertible senior notes due 2017			(89,798)			(89,798)
Issuance of warrants in connection with convertible senior notes due 2017			53,686			53,686
Portion of retirement of convertible senior notes due 2015 attributed to equity			(21,811)			(21,811)
Retirement of call options in connection with retirement of a portion of senior convertible notes due 2015			15,156			15,156
Retirement of warrants in connection with the retirement of a portion of senior convertible notes due 2015			(11,603)			(11,603)
Tax benefit related to stock-based compensation			35			35
Net income					8,022	8,022
Other comprehensive loss				(2,701)		(2,701)
Balance at December 31, 2012	53,944	$54	$494,276	$(4,083)	$(81,902)	$408,345
See notes to consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2012	2011	2010
Operating activities
Net income	$8,022	$38,093	$5,240
Adjustments to reconcile net income to net cash provided by operating activities:
In-process research and development expense	—	—	(2,935)
Depreciation and amortization	23,503	23,214	18,699
Amortization (accretion) of investment premium (discount), net	3,256	3,805	1,130
Accretion of debt discount on convertible senior notes	5,743	4,668	1,211
Loss on debt extinguishment	4,969	—	—
Acquisition-related items	231	—	—
Non-cash stock compensation expense	15,079	12,991	12,467
Other non-cash adjustments	(593)	(2,350)	2,711
Deferred income taxes	(1,009)	(22,771)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,971)	(9,337)	(6,420)
Inventories	(13,270)	831	(946)
Prepaid expenses and other assets	(651)	(540)	(1,507)
Restricted cash	(7)	—	—
Accounts payable	157	(2,362)	714
Accrued compensation	3,386	1,976	4,037
Accrued expenses and other liabilities	6,756	(6,541)	10,654
Deferred revenues	4,217	1,919	1,128
Net cash provided by operating activities	49,818	43,596	46,183
Investing activities
Purchase of short-term and long-term available-for-sale securities	(298,260)	(310,573)	(233,960)
Sale or maturity of short-term and long-term available-for-sale securities	252,937	365,639	97,204
Capital expenditures	(43,842)	(43,248)	(25,302)
Cash paid for acquisitions, net of cash acquired	(54,462)	—	(4,200)
Cash paid for other intangible assets and investments	(5,824)	(3,482)	(3,864)
Proceeds from sale of long-term investments	1,500	—	—
Proceeds from foreign currency exchange contracts	1,260	2,355	1,584
Payment for foreign currency exchange contracts	(525)	(3,962)	(4,356)
Net cash provided by (used in) investing activities	(147,216)	6,729	(172,894)
Financing activities
Repayment of capital lease liability	(90)	(51)	(30)
Proceeds from issuance of convertible senior notes	460,000	—	115,000
Payment of debt issuance costs in connection with the convertible senior notes	(14,611)	—	(4,428)
Purchase of call options in connection with the convertible senior notes	(89,798)	—	(27,190)
Proceeds from warrants issuance in connection with the convertible senior notes	53,686	—	17,149
Repurchase of a portion of 2.875% convertible senior notes due 2015	(104,832)	—	—
Retirement of call options in connection with the retirement of a portion of 2.875% convertible senior notes due 2015	15,156	—	—
Retirement of warrants in connection with the retirement of a portion of 2.875% convertible senior notes due 2015	(11,603)	—	—

Proceeds from sale of common stock under employee stock purchase plan	3,880	3,554	2,741
Proceeds from exercise of common stock options	9,933	9,472	13,371
Tax benefit related to stock-based compensation	35	165	433
Increases of restricted cash	—	—	(111)
Net cash provided by financing activities	321,756	13,140	116,935
Effect of exchange rate changes on cash and cash equivalents	(739)	122	(2,850)
Net increase (decrease) in cash and cash equivalents	223,619	63,587	(12,626)
Cash and cash equivalents, beginning of year	107,016	43,429	56,055
Cash and cash equivalents, end of year	$330,635	$107,016	$43,429
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,334	$3,395	$63
Cash paid for income taxes	$2,399	$2,387	$248
Supplemental disclosures of non-cash investing activities:
Issuance of common stock related to milestone payment	$—	$—	$10,469

See notes to consolidated financial statements.

VOLCANO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Our Company
Volcano Corporation, or we, us, our, Volcano or the Company, was incorporated under the laws of the State of Delaware on January 12, 2000. We design, develop, manufacture and commercialize a broad suite of precision guided therapy tools including intravascular ultrasound, or IVUS, and fractional flow reserve, or FFR, products. We believe that these products enhance the diagnosis and treatment of vascular heart disease by improving the efficiency and efficacy of existing diagnostic angiograms, percutaneous interventional, or PCI, therapy procedures in the coronary arteries or peripheral arteries and veins. We are facilitating the adoption of functional PCI, in which our FFR technology is used to determine whether or not a stent is necessary, and IVUS is used to guide stent placement and optimization. We market our products to physicians, nurses and technicians who perform a variety of endovascular based coronary and peripheral interventional procedures in hospitals and to other personnel who make purchasing decisions on behalf of hospitals.
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
Our IVUS products include single-procedure disposable phased array and rotational IVUS imaging catheters, and additional functionality options such as Virtual Histology, or VH®, IVUS tissue characterization and ChromaFlo stent apposition analysis. Our FFR offerings can be accessed through our multi-modality platforms, and we also provide FFR-only consoles. Our FFR disposables are single-procedure disposable pressure and flow guide wires used to measure the pressure and flow characteristics of blood around plaque enabling physicians to gauge the plaque's physiological impact on blood flow and pressure. We are developing additional offerings for integration into the platform, including adenosine-free Instant Wave-Free Ratio FFR, or iFR, forward-looking IVUS, or FL.IVUS, catheters, Forward-Looking Intra-Cardiac Echo, or FL.ICE, catheters, high resolution Focal Acoustic Computed Tomography, or FACT, catheters, and ultra-high resolution Optical Coherence Tomography, or OCT, systems and catheters. Our Valet microcatheter, Visions PV .035 catheter and Short Tip Eagle Eye Platinum, or EEP, products received 510(k) clearance and CE Mark approval in 2012. Our Preview™, the first generation FL.IVUS device, received CE Mark for peripheral indications in 2012.
We also develop and manufacture optical monitors for the telecommunication industry; laser and non-laser light sources, and optical engines used in the medical OCT imaging systems and advanced photonic components and sub-systems used in spectroscopy and other industrial applications.
Basis of Presentation and Principles of Consolidation
Our consolidated financial statements include the accounts of Volcano Corporation and its wholly–owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified to conform to the current year presentation.
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
Foreign Currency Translation
The yen and the euro are the functional currencies of Volcano Japan and Volcano Europe, respectively, as they are the primary currencies within the economic environments in which Volcano Japan and Volcano Europe operate. Assets and liabilities of their operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation are reported in other comprehensive income or loss.
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
The functional currency of our other foreign subsidiaries is the U.S. dollar since they are an extension of the Company’s U.S. operations.
Cash and Cash Equivalents
Cash primarily consisted of cash in bank deposits. Cash equivalents consist of money market funds and other highly liquid investments with an original maturity of three months or less on the date of acquisition.
Available-for-Sale Investments
Our short-term available-for-sale investments consist of highly liquid financial investments with maturity of one year or less that were not previously classified as cash equivalents. Our long-term available-for-sale investments consist of investments with maturities over one year. All investments are classified as available-for-sale and are recorded at market value using the specific identification method. Unrealized gains or losses are reflected in other comprehensive income or loss.
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
In October 2009, we began using foreign exchange forward contracts to manage a portion of the foreign currency risk for our monetary assets denominated in the yen and the euro. We only use derivative financial instruments to reduce the risk that our earnings and cash flows will be affected by changes in exchange rates; we do not hold any derivative financial instruments for trading or speculative purposes. We primarily use forward exchange contracts to hedge foreign currency exposures related to our intercompany receivables, and they generally have terms of one year or less. Realized and unrealized gains or losses on the value of financial contracts used to hedge the exchange rate exposure of these monetary assets and liabilities are also included in the determination of net income, as these transactions have not been qualified for hedge accounting. These contracts contain net settlement features. We offset fair value amounts recognized for receivables and payables arising from our foreign exchange forward contracts with the counterparty.
We recognize contingent purchase price consideration at fair value at the acquisition date. The acquisition date fair value is measured based on the consideration expected to be transferred (probability-weighted), discounted to present value. The discount rate used is determined at the time of measurement in accordance with accepted valuation methods. The fair value of the contingent milestone consideration is remeasured at the estimated fair value at each reporting period. Therefore, any changes in the fair value will impact our earnings in such reporting period, thereby resulting in potential variability in our earnings until such contingencies are resolved.
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
No single customer accounted for more than 10% of our revenues for 2012, 2011 and 2010. No single customer accounted for more than 10% of our trade receivables at December 31, 2012, 2011 and 2010.
We currently hold foreign exchange forward contracts with one counterparty. The bank counterparty in these contracts exposes us to credit-related losses in the event of their nonperformance and we do not require collateral for their performance. However, to mitigate that risk, we only contract with counterparty who meet our minimum credit quality guidelines. In addition, our exposure in the event of a default by our counterparty is limited to the changes in value of our hedged balances.
In connection with the issuance of our 2.875% Convertible Senior Notes due 2015, or the 2015 Notes, and our 1.75% Convertible Senior Notes due 2017, or the 2017 Notes, or collectively, the Notes, we purchased call options from JPMorgan Chase Bank, National Association, or JPMorgan Chase, and Goldman, Sachs & Co., or Goldman Sachs (in the case of the 2017 Notes). Non-performance by JPMorgan Chase and Goldman Sachs under these call options would potentially expose us to dilution of our common stock to the extent our stock price exceeds the conversion price (in the case of the 2015 Notes and the 2017 Notes). See Note 3 “Financial Statement Details—Debt” for additional information.
We purchase integrated circuits and other key components for use in our products. For certain components, which are currently single sourced, there are relatively few sources of supply. Although we believe that other suppliers could provide similar components on comparable terms, establishment of additional or replacement suppliers cannot be accomplished quickly. Any significant supply interruption could have a material adverse effect on our business, financial condition and results of operations. For further discussion, see “Risk Factors—Our manufacturing operations are dependent upon third party suppliers, some of which are sole-sourced, which makes us vulnerable to supply problems, price fluctuations and manufacturing delays.”
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
Restricted Cash
At December 31, 2012 and 2011, we had restricted cash totaling $711,000 and $692,000, respectively, which was restricted as collateral for our performance obligations to customers in foreign jurisdictions. The certificates of deposit and cash in the bank will remain restricted until such time as the current obligation is terminated.
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
Our long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment is calculated as the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted future cash flow analysis. No significant impairment of long-lived assets was identified or recorded during the years ended December 31, 2011 and 2010.
Goodwill

Goodwill is the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in a business combination. The impairment evaluation for goodwill is conducted annually as of October 1, or more frequently if events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. We test for goodwill impairment at the reporting unit level, which is at the operating segment level. Our goodwill at December 31, 2012 and 2011 is allocated entirely to our medical segment.
We first assess qualitative factors to determine whether it is necessary to perform the current two-step impairment test. If we believe, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of our reporting unit is less than its carrying amount, the quantitative two-step impairment test is required; otherwise, no further testing is required. In the first step, we compare the fair value of our reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of our reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of our reporting unit's goodwill. If the carrying value of our reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. There was no impairment of goodwill during the years ended December 31, 2012, 2011 and 2010.
Intangible Assets
Intangible assets are recorded at historical cost and amortized over their estimated useful lives. Intangible assets consist of acquired developed technology, licenses, customer relationships, patents and trademarks and covenants-not-to-compete as well as acquired in-process research and development technology. Intangible assets with a definite life are amortized using the straight-line method over their estimated useful lives of up to 20 years.
When we acquire another entity, the purchase price is allocated, as applicable, between acquired in-process research and development, or IPR&D, other identifiable intangible assets, and net tangible assets, with the remainder recognized as goodwill. IPR&D has an indefinite life and is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner or the project is terminated or abandoned, we may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value.
Determining the allocation of the purchase price, including the portion of the purchase price allocated to IPR&D requires us to make significant estimates. The amount of the purchase price allocated to IPR&D is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of measurement in accordance with accepted valuation methods. These methodologies include consideration of the risk of the project not achieving commercial feasibility.
Intangible assets with definite lives are tested for impairment annually or whenever events or circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Impairment is calculated as the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted future cash flow analysis. No impairment of intangible assets was identified or recorded during the years ended December 31, 2012, 2011 and 2010.
Other Non-Current Assets
At December 31, 2012 and 2011, other non-current assets include $2.0 million and $2.5 million, respectively, of individually immaterial investments we have made in various private entities engaged in emerging product development activities, which are accounted for using the cost method.
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
For an arrangement containing multiple deliverables that are considered separate units of accounting, we allocate arrangement consideration based on the relative selling prices of the separate units of accounting. Selling prices are determined using fair value, when available, or our estimate of selling price when fair value is not available.
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
Research and Development
Company-sponsored research and development expenses include the costs of technical activities that are useful in developing new products, services, processes or techniques, as well as expenses for technical activities that may significantly improve existing products or processes, and are expensed as incurred.
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
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the fourth quarter of 2012, we concluded that it was more likely than not that we would be able to realize the benefit of a significant portion of our foreign deferred tax assets in the future. We released $4.9 million of the valuation allowance on our foreign deferred tax assets as we expect our foreign operations in the respective jurisdictions will generate sufficient taxable income in future periods to realize the tax benefit associated with the related deferred tax assets. We believe it is more likely than not that the benefit from certain international net operating losses and a portion of our state deferred tax assets will not be realized. In recognition of this risk, we will continue to provide a valuation allowance on the deferred tax assets relating to these items. We will continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist. To the extent we establish or change the valuation allowance in a period, the tax effect will generally flow through the statement of operations. In the case of an acquired or merged entity, we will record valuation allowance on a deferred tax asset through purchase accounting procedures as an adjustment to goodwill at the acquisition date, if it is more likely than not that all or a portion of the acquired deferred tax assets will not be realized in the future. Any subsequent change to a valuation allowance established during purchase accounting within the measurement period of the acquisition (not to exceed twelve months) will also be recorded as an adjustment to goodwill, provided that such change relates to new information about the facts and circumstances that existed on the acquisition date.
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
We accrue interest and penalties on underpayment of income taxes related to unrecognized tax benefits as a component of income tax expense in our consolidated statements of operations. The amounts recognized for interest and penalties during the years ended December 31, 2012, 2011 and 2010 were $46,000, $34,000, and $25,000, respectively.
Net Income Per Share
Basic and diluted net income per share is presented in accordance with FASB ASC Topic 260, Earnings per Share. Basic net income per share is computed by dividing consolidated net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing consolidated net income by the weighted-average number of common shares outstanding and dilutive common stock equivalent shares outstanding during the period. Our potentially dilutive shares include outstanding common stock options, restricted stock units, incremental shares issuable upon the conversion of the Notes or exercise of the warrants relating to the Notes (See Note 3 “Financial Statement Details — Debt”). Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share or increase net income per share as discussed in the following paragraph. For the years ended December 31, 2012, 2011 and 2010, potentially dilutive shares totaling 9 million, 1.7 million, and 834,000, respectively, have not been included in the computation of diluted net income (loss) per share, as the result would be anti-dilutive.
Diluted net income per common share includes zero, 12,000 and zero incremental shares related to the Notes for the years ended December 31, 2012, 2011 and 2010. Because the principal amount of the Notes will be settled in cash upon conversion, only the conversion spread relating to the Notes may be included in our calculation of diluted net income per common share. As such, the Notes have no impact on diluted net income per common share until the price of our common stock exceeds the conversion price (initially $29.64 for the 2015 Notes and $32.83 for the 2017 Notes, subject to adjustments) of the Notes. During the year ended December 31, 2011, 12,000 shares related to the 2015 Notes were included in the computation of the diluted net income per common share because the average market price of our common stock during the three months ended September 30, 2011 exceeded the conversion price of the 2015 Notes. The average price of our common stock did not exceed the conversion price of the Notes during any quarter of the years ended December 31, 2012 and 2010 or the other three quarters of 2011.
The diluted net income per common share does not include any incremental shares related to the exercise of the warrants for the years ended December 31, 2012, 2011 and 2010. The warrants will not have an impact on diluted net income per common share until the price of our common stock exceeds the strike price of the warrants (initially $34.875 for the 2015 Notes offering and $37.59 for the warrants issued in connection with the 2017 Notes offering, subject to adjustments). When the market price of our stock exceeds the strike price, as applicable, we will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued upon exercise of the warrants using the treasury stock method.
The call options to purchase our common stock, which we purchased to hedge against potential dilution upon conversion of the Notes (see Note 3 “Financial Statement Details — Debt”), are not considered for purposes of calculating the total dilutive weighted average shares outstanding, as their effect would be anti-dilutive. Upon exercise, the call options will mitigate the dilutive effect of the Notes.
The basic and diluted net income per common share calculations for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands, except per share data):

	Years Ended December 31,
	2012	2011	2010
Net income	$8,022	$38,093	$5,240
Weighted average common shares outstanding for basic	53,475	52,300	50,551
Dilutive potential common stock outstanding:
Stock options	1,404	1,896	2,325
Restricted stock units	309	377	391
Employee stock purchase plan	7	11	14
Convertible senior notes	—	12	—
Weighted average common shares outstanding for diluted	55,195	54,596	53,281
Net income per share:
Basic	$0.15	$0.73	$0.10
Diluted	$0.15	$0.70	$0.10
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
Comprehensive Income
Comprehensive income represents the net income for the period plus the results of certain changes to stockholders’ equity that are not reflected in the consolidated statements of operations. Our comprehensive income consists of net income, unrealized net gains and losses on investments and foreign currency translation adjustments. Foreign currency translation adjustments were not adjusted for income taxes as they relate to cumulative losses in foreign subsidiaries which provide no corresponding tax benefit or investments in foreign subsidiaries with earnings which the foreign subsidiaries does not plan on remitting to the parent company.
Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02). This newly issued accounting standard allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangibles other than goodwill. Under that option, an entity would no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. This ASU is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We adopted this standard in the fourth quarter of 2012, which did not have a material impact on our financial or results of operations.
2. Acquisitions
Crux Acquisition

On December 12, 2012 we completed the acquisition of all outstanding equity interests in Crux Biomedical, Inc., or Crux, a privately-held company engaged in the development of filter technology for the vascular, cardiovascular and interventional radiology markets. The primary reason for the acquisition was to diversify our product offerings, allow us the opportunity to better position ourselves in the peripheral vascular market and to increase our IVUS product sales. The transaction was accounted for as a business combination. We recorded $943,000 of acquisition-related costs for this transaction, which were recognized in our statement of operations in the year ended December 31, 2012 as acquisition-related items within operating expense. We recorded $36.7 million of goodwill reflecting the amount by which the purchase consideration exceeded the acquired net assets. This goodwill was allocated to our medical segment and is not deductible for income tax purposes. The operating results of Crux from the date of acquisition, including zero revenue and $334,000 net loss, are included in our consolidated financial statements.
We made up-front cash payments totaling $39.1 million in exchange for 100% of Crux's capital stock, of which $3.9 million is being held in escrow to satisfy claims for indemnification for certain matters made within 12 months following the closing. We also have a receivable for a working capital shortfall to target, which is expected to be settled for approximately $1.2 million in 2014. The fair value of this receivable was estimated to be $900,000 at acquisition. A potential post-closing cash milestone payment of $3.0 million will be paid by us upon U.S. Food and Drug Administration, or FDA, clearance of a 510(k) application submitted by us on or before June 30, 2013 for an inferior vena cava filter retrieval device currently being developed by Crux. The fair value of this contingent consideration was estimated to be $2.9 million at acquisition and is recorded as a current liability. Additional contingent payments of an estimated $46.6 million would be due upon reaching various sales milestones. The fair value of this contingent consideration was estimated to be $28.0 million at acquisition and is recorded as a non-current liability. A reconciliation of upfront payments in accordance with the purchase agreement to the total purchase price is presented below (in thousands):

Base payment per agreement	$36,000
Reimbursement of transaction expenses incurred by Crux	3,100
Total up-front payments	39,100
Estimated fair value of receivable for working capital adjustment	(900)
Estimated fair value of contingent consideration	30,900
Total purchase price	$69,100
The working capital receivable in the amount of $900,000 represents the initial estimate of the fair value of the amount by which the working capital acquired in the transaction was less than the target working capital as stated in the Merger Agreement. The receivable will be accreted to its fair value with changes in fair value recorded in acquisition-related items within operating expense. The receivable has a legal right of offset against milestone payments, which are expected to be paid beginning in 2014, and therefore is reflected as a contra liability in non-current liability.
We determined the initial fair values of the contingent consideration relative to FDA clearance and the milestone payments based on commercial sales of Crux products using various estimates, including probabilities of success, discount rates and amount of time until the conditions of the milestone payments are met. This fair value measurement is based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy. The key assumptions used to determine the fair value of the contingent consideration relative to FDA clearance include a 5% discount rate and probability adjusted milestone payment date ranges from May 31, 2013 to September 30, 2013. For the fair value relative to the milestone payments based on the commercial sales of Crux products, the key assumptions in applying the income approach include a 14% discount rate and probability-weighted expected milestone payment ranges from $25.4 million to $69.3 million based on estimated commercial sales of Crux products ranging from $81.6 million to $245.3 million from 2014 to 2017. As of December 31, 2012, there were no significant changes in the range of outcomes for the contingent consideration recognized as a result of the acquisition, although the fair value of the contingent consideration for the FDA clearance and the commercial sales milestone payments increased by $8,000 and $230,000, respectively, as a result of the passage of time (reduced impact of discounting), which were recorded as acquisition-related items within operating expense.
The preliminary purchase price allocation as of the acquisition date is summarized as follows (in thousands):

December 12, 2012
Current assets:
Cash and cash equivalents	$1,474
Other current assets	243
Property and equipment	39
In-process research and development	28,400
Covenant-not-to-compete	200
Deferred tax asset	12,996
Total assets acquired	43,352
Current liabilities:
Accounts payable	(223)
Accrued expenses	(302)
Other long term payable	(97)
Deferred tax liability	(10,307)
Total liabilities assumed	(10,929)
Goodwill	36,677
Net assets acquired	$69,100
The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. As of the date of this Annual Report on Form 10-K, the Company is still finalizing the allocation of the purchase price. Changes to this allocation may occur as additional information becomes available related to the valuation of intangible assets, working capital adjustments, indemnification claims and deferred taxes, with such changes recorded as an adjustment to goodwill.
The IPR&D asset we recorded in the amount of $28.4 million represents an estimate of the fair value of in-process technology related to Crux's filter technology and retrieval device programs. The estimated fair value was determined using the multi-period excess earnings method, a variation of the income approach. The multi-period excess earnings method estimates the value of an intangible asset equal to the present value of the incremental after-tax cash flows attributable to that intangible asset. The fair value using the multi-period excess earnings method was dependent on an estimated weighted average cost of capital for Crux of 14%, which represents a rate of return that a market participant would expect for these assets.
Pursuant to ASC 805, intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. Accordingly, amortization of the IPR&D will not occur until it reaches market feasibility. During the period the assets are considered indefinite-lived, they will be tested for impairment on an annual basis, as well as between annual tests if we become aware of any events occurring or changes in circumstances that would indicate that the fair value of the IPR&D projects is less than their respective carrying amounts. If and when development is complete, which generally occurs when regulatory approval to market a product is obtained, the associated assets would be deemed definite-lived and would then be amortized based on their estimated useful lives at that point in time. Costs incurred in connection with this project subsequent to the date of acquisition will be expensed as incurred. If the related project is terminated or abandoned, we may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value.
The excess of purchase price over the fair value amounts of the assets acquired and liabilities assumed, $36.7 million, represents the goodwill amount resulting from the acquisition. The goodwill attributable to the acquisition has been recorded as a non-current asset and is not amortized, but is subject to an annual review for impairment. We expect to benefit from the acquisition by expanding our product offerings to physicians thereby contributing to an expanded revenue base. Further, we expect to realize synergies by offering the products developed from the acquisition utilizing our existing sales force.
Pro forma financial information (unaudited)
The following unaudited pro forma information presents the combined results of operations for the years ended December 31, 2012 and 2011 as if the acquisition of Crux had been completed as of the beginning of 2011 (in thousands, except per share data):

	Years Ended December 31,
	2012	2011

Revenues	$381,866	$343,546
Net income (loss)	$(515)	$31,035
Net income (loss) per share, basic and diluted:
Basic	$(0.01)	$0.59
Diluted	$(0.01)	$0.57
Shares used in computing basic and diluted net income (loss) per share:
Basic	53,475	52,300
Diluted	53,475	54,596
The pro forma results do not reflect operating efficiencies or potential cost savings which may result from the consolidation of operations. Included in the pro forma net income for the year ended December 31, 2012 are approximately $943,000 of acquisition-related costs, which are not expected to have an ongoing impact.
Sync-Rx Acquisition
On November 26, 2012, we acquired all of the outstanding equity interests in Sync-Rx Ltd., or Sync-Rx, a privately-held company, which is engaged in the development of advanced software applications that optimize and facilitate transcatheter cardiovascular interventions using automated online image processing. The Sync-Rx technology will provide us with a platform on which to build a range of advanced software features that will aid clinical decision-making by providing angiography and intra-body image enhancement, measurement and non-invasive imaging and intravascular co-registration capabilities, and future opportunities in physiology and peripheral and minimally invasive structural heart therapy guidance.
The aggregate purchase price was $17.3 million, of which $3.3 million is being held in escrow to satisfy claims for indemnification for certain matters made within 18 months following the closing. The transaction was accounted for as a business combination and, as such, we recorded $12.4 million of goodwill reflecting the amount by which the purchase consideration exceeded the acquired net assets. We expect to benefit from the acquisition by expanding our product offerings to physicians thereby contributing to an expanded revenue base. Additionally, we expect to realize synergies by offering the products developed from the acquisition utilizing our existing sales force. This goodwill was allocated to our medical segment and is not deductible for income tax purposes. We recorded $684,000 of acquisition-related costs related to this transaction, which were recognized in our statement of operations for the year ended December 31, 2012 as acquisition-related items within operating expense. We have included the operating results associated with the Sync-Rx acquisition in our consolidated financial statements from the date of acquisition.
Additionally, in connection with the acquisition, we recorded a contingent liability of $1.1 million related to a government grant received to develop the underlying technology. The timing of repayment of the grant is contingent upon the generation of revenues derived from the technology for which grant proceeds were received. We expect to generate revenues sufficient to repay the liability in its entirety. The grant was recorded as other long term debt at its present value based on the estimated years of re-payment. The long term liability will be accreted to the re-payment amount of $1.9 million plus interest, with such accretion recorded as interest expense over the expected period of re-payment of 10 to 16 years.
The preliminary purchase price allocation as of the acquisition date is summarized as follows (in thousands):

November 26, 2012
Current assets:
Cash and cash equivalents	$423
Accounts receivables and other current assets	72
Property and equipment	37
Developed technology	3,200
In-process research and development	1,300
Covenants not-to-compete	100
Other non-current assets	8
Deferred tax asset	2,391
Total assets acquired	7,531
Current liabilities:
Accounts payable	(56)
Accrued expenses	(375)
Other long-term debt	(1,100)
Deferred tax liability	(1,150)
Total liabilities acquired	(2,681)
Goodwill	12,409
Net assets acquired	$17,259
The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. As of the date of this Annual Report on Form 10-K, the Company is still finalizing the allocation of the purchase price. Changes to this allocation may occur as additional information becomes available related to the valuation of intangible assets, working capital adjustments, indemnification claims and deferred taxes, with such changes recorded as an adjustment to goodwill.
The $3.2 million developed technology represents an estimate of the fair value of Sync-Rx's image enhancement technology, which is subject to an estimated useful life of ten years. The IPR&D asset represents an estimate of the fair value of in-process technology related to Sync-Rx's co-registration technology, which is still under development. The estimated fair values were determined using the multi-period excess earnings method, a variation of the income approach. The multi-period excess earnings method estimates the value of an intangible asset equal to the present value of the incremental after-tax cash flows attributable to that intangible asset. The rate used to discount net future after-tax cash flows to their present values was based on a discount rate of 19% for developed technology and 20% for the IPR&D. Significant factors considered in the calculation of the discount rates include the weighted average cost of capital, the internal rate of return and the weighted average return on assets, as well as the risks inherent in the development process for the technology.
Pursuant to ASC 805, amortization of the IPR&D will not occur until it reaches market feasibility. Costs incurred in connection with this project subsequent to the date of acquisition will be expensed as incurred. If the related project is terminated or abandoned, we may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value.
3. Financial Statement Details
Cash and Cash Equivalents and Available-for-Sale Investments
We invest our excess funds in securities issued by the U.S. government, corporations, banks, municipalities, financial holding companies and in money market funds comprised of these same types of securities. Our cash and cash equivalents and investments are placed with high credit quality financial institutions. Additionally, we diversify our investment portfolio in order to maintain safety and liquidity. As of December 31, 2012, all of our investments were classified as available-for-sale and will mature within 22 months. These investments are recorded at their estimated fair value including accrued interest receivable, with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss.
At December 31, 2012 and 2011, available-for-sale investments are detailed as follows (in thousands):

At December 31, 2012

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Corporate debt securities	$121,883	$52	$5	$121,930
U.S. Treasury and agency debt securities	19,020	10	—	19,030
Short-term available-for-sale investments	$140,903	$62	$5	$140,960
Long-term:
Corporate debt securities	$33,384	$6	$17	$33,373
U.S. Treasury and agency debt securities	11,010	2	—	11,012
Long-term available for sale investments	$44,394	$8	$17	$44,385
At December 31, 2011

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Corporate debt securities	$74,233	$44	$3	$74,274
U.S. Treasury and agency debt securities	38,050	4	1	38,053
Short-term available-for-sale investments	$112,283	$48	$4	$112,327
Long-term:
Corporate debt securities	$20,930	$1	$33	$20,898
U.S. Treasury and agency debt securities	10,017	4	—	10,021
Long-term available for sale investments	$30,947	$5	$33	$30,919
Available-for-sale investments that are in an unrealized loss position at December 31, 2012 and 2011 are detailed as follows (in thousands):

	At December 31, 2012
	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$46,987	$22
U.S. Treasury and agency debt securities	—	—
	$46,987	$22
At December 31, 2012, sixteen of our corporate debt securities and none of our U.S. Treasury and agency debt securities are in an unrealized loss position. We fully expect to receive par value with full principal and interest when these securities mature. These investments have been in an unrealized loss position for less than 12 months. We do not consider these investments to be other-than-temporarily impaired at December 31, 2012.

	At December 31, 2011
	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$27,664	$36
U.S. Treasury and agency debt securities	9,502	1
	$37,166	$37
Derivative Financial Instruments
Our derivative financial instruments include foreign exchange forward contracts. Commencing October 2009, we began using foreign exchange forward contracts to manage a portion of the foreign currency risk related to our intercompany receivable balances with our foreign subsidiaries whose functional currencies are the euro and yen. We record derivative financial instruments as either assets or liabilities in our consolidated balance sheets and measure them at fair value. At December 31, 2012 and 2011, the notional amount of our outstanding contracts was $64.4 million and $59.3 million, respectively. At December 31, 2012, our outstanding derivatives had maturities of 189 days or less. The fair value of our foreign exchange forward contracts of $3.5 million and $92,000 was included in prepaid and other current assets and $0 and

$71,000 was included in accrued expense and other current liabilities in our consolidated balance sheet at December 31, 2012 and 2011, respectively. For the years ended December 31, 2012, 2011 and 2010, $4.1 million of gains, and $1.3 million and $3.2 million of losses, respectively, related to our derivative financial instruments are included in exchange rate loss in our consolidated statements of operations.
In connection with our convertible debt offering in December 2012 (discussed in more detail below) we purchased call options on our common stock from JPMorgan Chase and Goldman Sachs. The call options give us the right to purchase up to approximately 14.0 million shares of our common stock at $32.8286 per share subject to certain adjustments that generally correspond to the adjustments to the conversion rate for the underlying debt. Additionally, we sold warrants to JPMorgan Chase and Goldman Sachs, which give JPMorgan Chase and Goldman Sachs the right to purchase up to approximately 14.0 million shares of our common stock at $37.59 per share, subject to certain adjustments. In accordance with the authoritative guidance, we concluded that the call options and warrants were indexed to our stock. Therefore, the call options and warrants were classified as equity instruments and are not being marked to market prospectively.
In connection with our convertible debt offering in September 2010 (discussed in more detail below) we purchased call options on our common stock from JPMorgan Chase. The call options give us the right to purchase up to approximately 3.9 million shares of our common stock at $29.64 per share subject to certain adjustments that generally correspond to the adjustments to the conversion rate for the underlying debt. Additionally, we sold warrants to JPMorgan Chase, which give JPMorgan Chase the right to purchase up to approximately 3.9 million shares of our common stock at $34.875 per share, subject to certain adjustments. In accordance with the authoritative guidance, we concluded that the call options and warrants were indexed to our stock. Therefore, the call options and warrants were classified as equity instruments and are not being marked to market prospectively. In December 2012, $90.0 million of the $115 million convertible notes were repurchased by the Company and the proportionate call option and warrant related to the convertible notes were also retired (discussed in more detail below). The remaining call options give us the right to purchase up to approximately 850,000 shares of our common stock at $29.64 per share, subject to certain adjustments, and the remaining warrants give JPMorgan Chase the right to purchase up to approximately 850,000 shares of our common stock at $34.875 per share, subject to certain adjustments. The remaining call options and warrants continue to be classified as equity instruments and are not being marked to market prospectively.
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

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Our Level 3 liability includes contingent consideration related to the Crux acquisition.
We utilize a third-party pricing service to assist us in obtaining fair value pricing for our investments. Pricing for securities is based on proprietary models. Inputs are documented in accordance with the fair value disclosure hierarchy.
We utilize third-party financial institutions to assist us in obtaining fair value pricing for our foreign currency forward contracts.
Contingent consideration arrangements obligate us to pay former shareholders of an acquired entity if specified future events occur or conditions are met such as the achievement of certain technological milestones or the achievement of targeted revenue milestones. We measure such liabilities using Level 3 unobservable inputs, applying the income approach, such as the discounted cash flow technique, or the probability-weighted scenario method. We used various key assumptions, such as the probability of achievement of the agreed milestones and the discount rate, in our determination of the fair value of contingent considerations. We monitor the fair value of the contingent considerations and the subsequent revisions will be reflected in our Statements of Operations in the line items commensurate with underlying nature of the milestones. For a further discussion on the key assumptions used in determining the fair value of the contingent consideration , refer to Note 2, "Acquisitions - Crux Acquisition".
During the years ended December 31, 2012 and 2011, no transfers were made into or out of the Level 1, 2, or 3 categories. We will continue to review our fair value inputs on a quarterly basis.
Financial assets and liabilities measured at fair value on a recurring basis are summarized below at December 31, 2012 and 2011 (in thousands):

	Fair Value Measurements at December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash	$41,636	$41,636	$—	$—
Money market funds	288,999	288,999	—	—
Sub-total cash and cash equivalents	330,635	330,635	—	—
Corporate debt securities	121,930	—	121,930	—
U.S. Treasury and agency debt securities	19,030	19,030	—	—
Sub-total short-term investments measured at fair value	140,960	19,030	121,930	—
Foreign currency forward contracts	3,461	—	3,461	—
Sub-total other current assets measured at fair value	3,461	—	3,461	—
Non-current:
Corporate debt securities	33,373	—	33,373	—
U.S. Treasury and agency debt securities	11,012	11,012	—	—
Sub-total long-term investments measured at fair value	44,385	11,012	33,373	—
Total Assets measured at fair value	$519,441	$360,677	$158,764	$—
Liabilities:
Current:
Contingent consideration, current portion	$2,908	$—	$—	$2,908
Non-current:
Contingent considerations (1)	27,323	—	—	27,323
Total liabilities measured at fair value	$30,231	$—	$—	$30,231

(1) This amount is reflected net of the fair value of the working capital receivable in the amount of $907,000 at December 31, 2012.

	Fair Value Measurements at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash	$41,744	$41,744	$—	$—
Money market funds	65,272	65,272	—	—
Sub-total cash and cash equivalents	107,016	107,016	—	—
Corporate debt securities	74,274	—	74,274	—
U.S. Treasury and agency debt securities	38,053	38,053	—	—
Sub-total short-term investments measured at fair value	112,327	38,053	74,274	—
Foreign currency forward contracts	92	—	92	—
Sub-total other current assets measured at fair value	92	—	92	—
Long Term:
Corporate debt securities	20,898	—	20,898	—
U.S. Treasury and agency debt securities	10,021	10,021	—	—
Sub-total long-term investments measured at fair value	30,919	10,021	20,898	—
Total Assets measured at fair value	$250,354	$155,090	$95,264	$—
Liabilities:
Foreign currency forward contracts	$71	$—	$71	$—
Accounts Receivable, Net
Accounts receivable, net consists of the following (in thousands):

	December 31,
	2012	2011
Trade accounts receivable	$76,717	$69,553
Less: allowance for doubtful accounts	369	84
	$76,348	$69,469
The change in the allowance for doubtful accounts for the years ended December 31, 2012, 2011 and 2010 is summarized in the following table (in thousands):

	Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	$84	$29	$307
Additions (recoveries) charged to selling, general and administrative expense	285	55	(12)
Write-offs	—	—	(246)
Foreign currency translation adjustments	—	—	(20)
Balance at end of year	$369	$84	$29
Inventories
Inventories consist of the following (in thousands):

	December 31,
	2012	2011
Finished goods (1)	$19,002	$17,770
Work-in-process	15,780	9,419
Raw materials	18,029	14,117
	$52,811	$41,306

(1)	Finished goods inventory includes consigned inventory of $5.3 million and $4.9 million at December 31, 2012 and 2011, respectively.

Property and Equipment
Property and equipment consists of the following (in thousands):

	December 31,
	2012	2011
Medical diagnostic equipment	$65,548	$64,375
Other equipment	44,879	33,953
Leasehold improvements	9,289	8,514
Software	5,447	5,113
Land	3,046	3,046
Building	29,098	—
Construction-in-progress (1)	27,730	31,123
	185,037	146,124
Less: Accumulated depreciation and amortization	(80,652)	(65,027)
	$104,385	$81,097

(1)
At December 31, 2012, construction-in-progress includes $1.0 million of capitalized interest related to the implementation of ERP systems worldwide. At December 31, 2011, construction-in-process includes $1.2 million of capitalized interest related to the construction of our manufacturing facility in Costa Rica and implementation of ERP systems worldwide.

Property and equipment includes certain medical diagnostic equipment that is located at customer premises. We retain the ownership of the equipment and have the right to remove the equipment if it is not being utilized according to expectations. Depreciation expense relating to the equipment of $9.6 million, $10.9 million and $8.2 million is recorded in cost of revenues during the years ended December 31, 2012, 2011 and 2010, respectively. The net book value of this equipment was $21.7 million and $25.9 million at December 31, 2012 and December 31, 2011, respectively. Also included in medical diagnostic equipment is property and equipment used for demonstration and evaluation purposes. Depreciation expense for equipment used for demonstration and evaluation purposes recorded in selling, general and administrative expenses totaled $0.8 million, $1.2 million and $1.5 million during the years ended December 31, 2012, 2011 and 2010, respectively. The net book value of this equipment was $0.9 million and $1.4 million at December 31, 2012 and December 31, 2011, respectively. Medical diagnostic equipment is recorded at our cost to acquire or manufacture the equipment and is depreciated over its estimated useful life (generally three to five years).
Depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 was $19.9 million, $19.8 million, and $16.0 million, respectively.
Intangible Assets
Intangible assets consisted of acquired developed technology, licenses, customer relationships, assembled technology, patents and trademarks, covenant not to compete, as well as acquired in-process research and development technology. Intangible assets, except for acquired in-process research and development technology, are amortized using the straight-line method over their estimated useful lives of up to 20 years. Amortization of acquired in-process research and development technology will not commence until the technology reaches market feasibility. If the related project is terminated or abandoned, we may have an impairment related to the in-process research and development technology, calculated as the excess of the asset’s carrying value over its fair value.
During the year ended December 31, 2012, we recorded intangible asset additions of $4.4 million related to developed technology, $150,000 related to licenses, $4.0 million related to internally developed patents and trademarks, $300,000 related to covenant not to compete, and $29.7 million related to in-process research and development technology acquired from acquisitions.
During the year ended December 31, 2011, we recorded intangible asset additions of $1.4 million related to internally developed patents and trademarks, $104,000 related to customer relationships and $161,000 related to licensed technology.
Intangible assets subject to amortization, by major class, consist of the following (in thousands):

	December 31, 2012
Intangible assets subject to amortization	Cost	Accumulated Amortization	Net	Weighted- Average Life (in years) (1)
Developed technology	$27,051	$17,408	$9,643	8.8
Licenses	7,345	6,709	636	10.0
Customer relationships	4,177	3,756	421	6.0
Patents and trademarks	8,029	2,114	5,915	13.2
Covenant not to compete	300	8	292	3.0
	46,902	29,995	16,907	9.4
Intangible assets not yet subject to amortization
In-process research and development	33,750	—	33,750	n/a
	$80,652	$29,995	$50,657

	December 31, 2011
Intangible assets subject to amortization	Cost	Accumulated Amortization	Net	Weighted- Average Life (in years) (1)
Developed technology	$22,651	$15,995	$6,656	8.2
Licenses	7,195	6,054	1,141	10.0
Customer relationships	4,082	3,067	1,015	3.3
Patents and trademarks	4,015	1,632	2,383	9.0
	37,943	26,748	11,195	7.3
Intangible assets not yet subject to amortization
In-process research and development	4,050	—	4,050	n/a
	$41,993	$26,748	$15,245

(1)	Weighted average life of intangible assets is presented excluding fully amortized assets.
We recorded amortization of intangible assets totaling $3.2 million, $3.4 million and $2.6 million for years ended December 31, 2012, 2011 and 2010, respectively.
At December 31, 2012, future amortization expense related to our intangible assets subject to amortization is expected to be as follows (in thousands):

2013	$3,128
2014	2,685
2015	2,263
2016	2,008
2017	1,487
Thereafter	5,336
$16,907
Goodwill
The change in goodwill for the years ended December 31, 2012 and 2011 is summarized in the following table (in thousands):

	Years Ended December 31,
	2012	2011
Balance at beginning of year	$2,487	$2,487
Additions	49,090	—
Balance at end of year	$51,577	$2,487

In 2012, goodwill of $12.4 million was recorded in connection with the Sync-Rx acquisition, and goodwill of $36.7 million was recorded in connection with the Crux acquisition.
Accrued Warranty
Accrued warranty liability is included in accrued expenses and other current liabilities in the consolidated balance sheets. The change in the accrued warranty liability for the years ended December 31, 2012, 2011 and 2010 is summarized in the following table (in thousands):

	Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	$1,077	$852	$1,159
Warranties issued	1,898	1,864	1,384
Settlements	(1,799)	(1,639)	(1,691)
Balance at end of year	$1,176	$1,077	$852
Capital Lease Obligations
We lease certain equipment under capital lease arrangements. See Note 4 “Commitments and Contingencies - Leases” for more information.
Debt
1.75% Convertible Note Due December 1, 2017
In December 2012, we issued $460 million aggregate principal amount of 1.75% Convertible Senior Notes due 2017 ("2017 Notes"), in an offering registered under the Securities Act of 1933, as amended. Interest is payable semiannually in arrears on June 1 and December 1, commencing on June 1, 2013.
The 2017 Notes are general unsecured obligations that rank the same with our other existing and future unsecured obligations. Prior to August 7, 2017, the 2017 Notes are convertible only upon certain specified events. The initial conversion rate for the 2017 Notes is 30.4612 shares of common stock per $1,000 principal amount of the 2017 Notes, representing an initial effective conversion price of approximately $32.83 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 2017 Notes but will not be adjusted for accrued and unpaid interest.
We received net proceeds of $409.3 million from issuance of the 2017 Notes, net of $14.6 million debt issuance costs and net payments of $36.1 million related to our hedge transactions. We recorded total debt issuance costs (including broker fees) of approximately $14.6 million, which have been allocated on a pro-rata basis to the debt ($11.8 million) and equity ($2.8 million) components of the transaction. The long-term debt component is included in non-current liabilities and is being accreted to interest expense over 5 years, the term of the 2017 Notes. The equity component was netted against the proceeds and included in additional paid-in capital.
We may not redeem the 2017 Notes prior to maturity. However, in the event of a fundamental change, as defined in the indenture, the holders of the 2017 Notes may require us to purchase all or a portion of their 2017 Notes at a purchase price equal to 100% of the principal amount of the 2017 Notes, plus accrued and unpaid interest, if any, to the repurchase date. Holders, who convert their 2017 Notes in connection with a make-whole fundamental change, as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate.
Prior to August 7, 2017, the 2017 Notes are convertible only under the following circumstances: (1) during any fiscal quarter commencing after March 31, 2013 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “ 2017 Notes Measurement Period”) in which, for each trading day of such 2017 Notes Measurement Period, the trading price per $1,000 principal amount of 2017 Notes on such trading day was less than 98% of the product of the last reported sale price of our common stock on such trading day and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified distributions and corporate events. As of December 31, 2012, none of the conditions allowing holders of the 2017 Notes to convert had been met.

We determined that the embedded conversion option in the 2017 Notes is not required to be separately accounted for as a derivative under ASC 815, Derivatives and Hedging. However, since the 2017 Notes are within the scope of ASC 470, Topic 20, Debt with Conversion and Other Options, we are required to separate the 2017 Notes into a liability component and equity component. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component. The carrying amount of the equity component representing the embedded conversion option is determined by deducting the fair value of the liability component from the initial proceeds ascribed to the 2017 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount is amortized to interest cost over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification in ASC 815, Topic 40, Contracts in an Entity’s Own Equity, or ASC 815.
We are using an effective interest rate of 7.00% to calculate the accretion of the bond discount, which is being recorded as interest expense over the expected remaining term of the 2017 Notes. (The amount by which interest expense calculated using the effective interest rate of 7.00% exceeds the interest expense related to the coupon rate of 1.75%, is non-cash interest expense.) The effective rate is based on the interest rate for a similar instrument that does not have a conversion feature. We may be required to pay additional interest upon occurrence of certain events as outlined in the indenture governing the 2017 Notes. As of December 31, 2012, the remaining term of the 2017 Notes is 4.92 years.
Upon conversion of a note, holders of the 2017 Notes will receive up to the principal amount of the converted note in cash and any excess conversion value (conversion spread) in shares of our common stock. The amount of cash and the number of shares of our common stock, if any, will be based on an 80 trading day observation period as described in the indenture. As described in Note 1 “Organization and Summary of Significant Accounting Policies”, the conversion spread will be included in the denominator for the computation of diluted net income per common share, using the treasury stock method, if the effect is dilutive.
As discussed above, to hedge against potential dilution upon conversion of the 2017 Notes, we also purchased call options on our common stock from JPMorgan Chase and Goldman Sachs. The call options give us the right to purchase up to approximately 14.0 million shares of our common stock at $32.83 per share subject to certain adjustments that generally correspond to the adjustments to the conversion rate for the 2017 Notes. We paid an aggregate of $89.8 million to purchase these call options. The call options will expire on December 1, 2017, unless earlier terminated or exercised. To reduce the cost of the hedge, in a separate transaction we sold warrants to JPMorgan Chase and Goldman Sachs. These warrants give JPMorgan Chase and Goldman Sachs the right to purchase up to approximately 14.0 million shares of our common stock at $37.59 per share, subject to certain adjustments. These warrants will be exercisable and will expire in equal installments for a period of 120 trading days beginning on March 15, 2018. We received an aggregate of $53.7 million from the sale of these warrants. In accordance with ASC 815, we concluded that the call options and warrants were indexed to our stock. Therefore, the call options and warrants were classified as equity instruments and will not be marked to market prospectively unless certain conditions as described in the 2017 Notes occur. The net amount of $36.1 million was recorded as a reduction to additional paid-in capital. The settlement terms of the call options provide for net share settlement and the settlement terms of the warrants provide for net share or cash settlement at our option.
2.875 Convertible Note Due September 1, 2015
In September 2010, we issued $115 million aggregate principal amount of 2.875% Convertible Senior Notes due 2015 ("2015 Notes"), in an offering registered under the Securities Act of 1933, as amended. Interest is payable semiannually in arrears on March 1 and September 1, commencing on March 1, 2011.
The 2015 Notes are general unsecured obligations that rank the same with our other existing and future unsecured obligations. Prior to June 1, 2015, the 2015 Notes are convertible only upon certain specified events. The initial conversion rate for the 2015 Notes is 33.7339 shares of common stock per $1,000 principal amount of the 2015 Notes, representing an initial effective conversion price of approximately $29.64 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 2015 Notes but will not be adjusted for accrued and unpaid interest.
We received proceeds of $100.5 million from issuance of the 2015 Notes, net of debt issuance costs of $4.4 million and net payments related to our hedge transactions of $10.0 million which are described in more detail below. We recorded total debt issuance costs (including broker fees) of approximately $4.4 million, which have been allocated on a pro-rata basis to the debt ($3.5 million) and equity ($866,000) components of the transaction. The debt component is primarily included in non-current liabilities and is being accreted to interest expense over 5 years, the term of the 2015 Notes. The equity component was netted against the proceeds and included in additional paid-in capital.

We may not redeem the 2015 Notes prior to maturity. However, in the event of a fundamental change, as defined in the indenture, the holders of the 2015 Notes may require us to purchase all or a portion of their 2015 Notes at a purchase price equal to 100% of the principal amount of the 2015 Notes, plus accrued and unpaid interest, if any, to the repurchase date. Holders, who convert their 2015 Notes in connection with a make-whole fundamental change, as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate.
Prior to June 1, 2015, the 2015 Notes are convertible only under the following circumstances: (1) during any fiscal quarter commencing after December 31, 2010 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “2015 Notes Measurement Period”) in which, for each trading day of such 2015 Notes Measurement Period, the trading price per $1,000 principal amount of 2015 Notes on such trading day was less than 98% of the product of the last reported sale price of our common stock on such trading day and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified distributions and corporate events. As of December 31, 2012, the “if-converted” value of the 2015 Notes did not exceed its principal amount and none of the conditions allowing holders of the 2015 Notes to convert had been met.
We determined that the embedded conversion option in the 2015 Notes is not required to be separately accounted for as a derivative under ASC 815, Derivatives and Hedging. However, since the 2015 Notes are within the scope of ASC 470, Topic 20, Debt with Conversion and Other Options, we are required to separate the 2015 Notes into a liability component and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component. The carrying amount of the equity component representing the embedded conversion option is determined by deducting the fair value of the liability component from the initial proceeds ascribed to the 2015 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount is amortized to interest cost over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification in ASC 815, Topic 40, Contracts in an Entity’s Own Equity, or ASC 815.
We are using an effective interest rate of 7.65% to calculate the accretion of the bond discount, which is being recorded as interest expense over the expected remaining term of the 2015 Notes. (The amount by which interest expense calculated using the effective interest rate of 7.65% exceeds the interest expense related to the coupon rate of 2.875%, is non-cash interest expense.) The effective rate is based on the interest rate for a similar instrument that does not have a conversion feature. We may be required to pay additional interest upon occurrence of certain events as outlined in the indenture governing the 2015 Notes. As of December 31, 2012, the remaining term of the 2015 Notes is 2.67 years.
Upon conversion of a note, holders of the 2015 Notes will receive up to the principal amount of the converted note in cash and any excess conversion value (conversion spread) in shares of our common stock. The amount of cash and the number of shares of our common stock, if any, will be based on a 25 trading day observation period as described in the indenture. As described in Note 1 “Organization and Summary of Significant Accounting Policies”, the conversion spread will be included in the denominator for the computation of diluted net income per common share, using the treasury stock method.
As discussed above, to hedge against potential dilution upon conversion of the 2015 Notes, we also purchased call options on our common stock from JPMorgan Chase. The call options give us the right to purchase up to approximately 3.9 million shares of our common stock at $29.64 per share subject to certain adjustments that generally correspond to the adjustments to the conversion rate for the 2015 Notes. We paid an aggregate of $27.2 million to purchase these call options. The call options will expire on September 1, 2015, unless earlier terminated or exercised. To reduce the cost of the hedge, in a separate transaction we sold warrants to JPMorgan Chase. These warrants give JPMorgan Chase the right to purchase up to approximately 3.9 million shares of our common stock at $34.875 per share, subject to certain adjustments. These warrants will be exercisable and will expire in equal installments for a period of 50 trading days beginning on December 1, 2015. We received an aggregate of $17.1 million from the sale of these warrants. In accordance with ASC 815, we concluded that the call options and warrants were indexed to our stock. Therefore, the call options and warrants were classified as equity instruments and will not be marked to market prospectively unless certain conditions as described in the 2015 Notes occur. The net amount of $10.0 million paid to JPMorgan Chase was recorded as a reduction to additional paid-in capital. The settlement terms of the call options provide for net share settlement and the settlement terms of the warrants provide for net share or cash settlement at our option.
Concurrently with the issuance of the 2017 Notes in December 2012, the Company repurchased $90.0 million of its 2015 Notes with a $104.9 million cash payment, including $711,000 of accrued interest. Since the 2015 Notes are within the scope of ASC 470, we allocated the consideration to the extinguishment of the liability component and the reacquisition of the equity component. We recognized a $5.0 million loss on repurchasing the 2015 Notes, which is the difference between the carrying value of the liability component, including any unamortized debt issuance costs, and the consideration attributed to the liability component as loss from debt distinguishment in other expenses in December 2012. The consideration attributed to the liability component of $83.0 million is calculated by measuring the fair value of a similar liability that does not have an associated equity component. The consideration attributable to the equity component of $21.8 million was recorded as a reduction of additional paid-in capital. In addition, the proportionate call options and warrants related to the 2015 Notes were also retired in December 2012. We received an aggregate of $15.2 million for the proportionate call option retirement and paid an aggregate of $11.6 million for buying back the proportionate portion of the warrants. The net amount of $3.6 million was recorded as an addition to additional paid-in capital.
Carrying value and interest expense
The carrying values of the liability and equity components of both the 2017 Notes and the 2015 Notes, together the "Notes", are reflected in our consolidated balance sheets as follows (in thousands):

	December 31, 2012	December 31, 2011
Long-term debt:
2.875% Convertible Senior Notes due 2015:
Principal amount	$25,000	$115,000
Unamortized discount of liability component	(2,830)	(17,275)
Unamortized debt issuance costs	(326)	(2,062)
Carrying value of liability component	$21,844	$95,663

1.75% Convertible Senior Notes due 2017:
Principal amount	$460,000	$—
Unamortized discount of liability component	(88,536)	—
Unamortized debt issuance costs	(11,008)	—
Carrying value of liability component	$360,456	$—
Total long-term debt	$382,300	$95,663

Equity—net carrying value
2.875% Convertible Senior Notes due 2015	$452	$22,263
1.75% Convertible Senior Notes due 2017	$89,415	$—
The fair values of the Notes, which are all Level 2 measurements, are summarized as follows (in thousands):

	As of December 31,
	2012	2011
2.875% Convertible Senior Notes due 2015	$26,950	$123,500
1.75% Convertible Senior Notes due 2017	462,850	—
Total	$489,800	$123,500
Interest expense related to the Notes was included in interest expense on the consolidated statements of operations as follows (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011
Contractual coupon interest	$3,625	$3,306
Amortization of debt issuance costs	811	729
Accretion of debt discount	4,932	3,945
Less: capitalized interest	1,638	1,190
	$7,730	$6,790
4. Commitments and Contingencies

Litigation-LightLab
On January 7, 2009, LightLab Imaging, Inc., or LightLab, which was acquired by St. Jude Medical, Inc., or St. Jude, in 2010, filed a complaint against us and our wholly owned subsidiary, Axsun, in the Superior Court of Massachusetts, Suffolk County, seeking injunctive relief and unspecified damages (the Massachusetts Action). The complaint included allegations that Volcano interfered with an agreement between Axsun and Lightlab and with LightLab's advantageous business relationship with Axsun, breach of contract by Axsun, that Axsun and Volcano misappropriated LightLab's confidential information and trade secrets, and violated Chapter 93A, a Massachusetts statute that provides for recovery of up to three times damages plus attorney's fees (93A).
The Judge ordered that the trial in the Massachusetts Action proceed in four separate phases, with a jury trial first on liability, followed by a jury trial on damages, and then non-jury hearings on liability under 93A and on injunctive relief.
The jury in the trial on liability returned a verdict on February 4, 2010 that included findings that the contract specifications for the lasers Axsun supplies and previously supplied to LightLab are trade secrets of LightLab, that Axsun agreed not to sell any tunable lasers to Volcano for any purpose or to third parties for use in cardiology imaging during the exclusivity period in the contract, and that Axsun breached its contract with LightLab. The jury further found that Volcano intentionally interfered with LightLab's advantageous business relationship with Axsun.
In lieu of conducting a trial on damages, the parties agreed and stipulated in April 2010 that the sum of $200,000 would be treated as if it were the jury's verdict against the defendants for damages (the Stipulation).
The injunctive relief phase of the Massachusetts Action commenced in April 2010. In a ruling issued in October  2010, the Court rejected LightLab's claims for protection of five alleged trade secrets relating to laser technologies, and denied all of LightLab's requests for permanent injunctions with respect to those trade secrets.
In a summary judgment ruling issued January 26, 2011, the Court rejected the remainder of LightLab's claims for protection of its remaining trade secrets, and denied all of LightLab's claims for permanent injunctions with respect to those trade secrets.
In a ruling issued January 28, 2011, the Court found that Volcano and Axsun violated 93A, and awarded LightLab additional damages of $400,000 and reasonable attorneys' fees.
On February 10, 2011, and on April 7, 2011, the Court entered a Final Judgment and an Amended Final Judgment, respectively, in the Massachusetts Action: a) in favor of Volcano and Axsun on LightLab's claims for trade secret misappropriation on items 1-30 on LightLab's list of alleged trade secrets, b) ordered Volcano and Axsun to collectively pay $600,000 in damages and $4.5 million in attorneys' fees, c) in favor of LightLab on its claims against Axsun for breach of contract, breach of implied covenant of good faith and fair dealing, for violation of 93A, and misappropriation of trade secrets for disclosing three particular items to Volcano in December 2008 - the specifications for the two lasers provided by Axsun to LightLab and one Axsun laser prototype made in 2008, d) in favor of LightLab on its claims against Volcano for intentional interference with a contract and advantageous business relationship, unjust enrichment, violation of 93A, and misappropriation of trade secrets for the same three trade secrets described above. In addition, the Court denied a majority of LightLab's requested injunctions, and entered limited injunctive relief, none of which management believes have a material effect upon Volcano. The Final Judgment and Amended Final Judgment are substantially similar. The Amended Final Judgment corrects non-substantive clerical errors.
LightLab has appealed various decisions of the Court including, a) the Court's pre-trial rulings excluding certain lost profits damages evidence that LightLab sought to introduce at trial; b) the Court's decisions adverse to LightLab's claims for trade secret misappropriation in items 1-30 of LightLab's alleged list of trade secrets, including various rulings requiring evidence of use or intent to use as a prerequisite for injunctive relief; c) the Court's post-trial decisions denying permanent injunctive relief that LightLab requested as terms of the Final Judgment; and; d) the denial of LightLab's motion to alter or amend the Final Judgment, which motion sought to obtain additional declaratory relief barring Axsun from “supplying” tunable lasers to Volcano. Volcano and Axsun did not cross appeal the Amended Final Judgment, and on July 5, 2011, Volcano and Axsun satisfied their payment obligations under the Amended Final Judgment by making a payment to Lightlab in the amount of approximately $5.4 million. The Massachusetts Supreme Judicial Court has agreed to hear LightLab's appeal. It is expected the appeal will be heard in late 2013 or early 2014.
In February 2010, Volcano and Axsun commenced an action in the Delaware Chancery Court, or the Chancery Court Action, against LightLab seeking a declaration of Volcano and Axsun's rights with respect to certain OCT technology, the High Definition Swept Source. LightLab then filed a counter-claim that included a claim against Axsun and Volcano for violations of 93A. The 93A counterclaim has been stayed pending further action by the Chancery Court. This case has been stayed until such time as Volcano has achieved certain development and regulatory milestones.

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
In January 2013, Lightlab filed a motion with the Delaware Chancery Court requesting the Chancery Court lift the stays in the Chancery Court Actions in order for Lightlab to file motions for injunctive relief. Volcano opposed this motion and it remains pending.
Litigation - St. Jude Medical
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
On September 20, 2010, Volcano filed its response, in which we denied the allegations that our PrimeWire ® products infringe any valid claim of St. Jude Medical's asserted patents. In addition, Volcano filed a counterclaim in which we have alleged that St. Jude Medical's PressureWire ® products and its RadiAnalyzer ® Xpress product infringe three Volcano patents. In our counterclaim, Volcano is seeking injunctive relief and monetary damages. A trial on the St. Jude Medical patents has been scheduled for October 15, 2012 and a trial on Volcano's patents has been scheduled for October 22, 2012.
On October 12, 2012, the court entered summary judgment for Volcano with respect to one of St. Jude Medical's asserted patents. On October 19, 2012, a jury found in favor of Volcano on the remaining four St. Jude Medical patents, finding that two of the patents were invalid and that Volcano did not infringe two of the patents. On October 22, 2012, Volcano voluntarily dismissed its claims against St. Jude Medical with respect to one of Volcano's patents. On October 25, 2012, a jury found in favor of St. Jude Medical with respect to Volcano's asserted patents. In conjunction with the trial, St. Jude Medical agreed that previous versions of its PressureWire® products infringed Volcano's 6,976,965 patent (a pressure sensing guide wire patent). Post-trial motions are pending or remain available to the parties in the case. A trial on damages has been scheduled for January 2014.
On April 9, 2012, St. Jude Medical, Cardiology Division, Inc., St. Jude Medical Systems AB and St. Jude Medical S.C. filed a sealed complaint in the United States District Court for the District of Delaware alleging that Volcano Corporation infringes United States Patent No. 6,565,514. A claim construction hearing has been set for March 7, 2013. No trial date has been set in this case.
Litigation - CardioSpectra
On March 27, 2012, Christopher E. Banas, et al., filed a lawsuit against Volcano in federal district court in the Northern District of California, alleging claims for breach of contract, breach of fiduciary duty, and breach of the implied covenant of good faith and fair dealing based on Volcano's acquisition of CardioSpectra in 2007. Specifically, plaintiffs assert that Volcano has failed to comply with the terms and the alleged implied obligations of the Merger Agreement relating to potential milestone payments. CardioSpectra was in the business of developing OCT technology; however, this litigation is separate from the Massachusetts Action.
On May 14, 2012, Volcano moved to dismiss the complaint in its entirety. The motion sought to dismiss the breach of fiduciary duty and implied covenant claims without leave for amendment, and to dismiss the breach of contract claim with leave to amend. By order dated August 6, 2012, the Court granted Volcano's motion as to all issues with leave to amend. The plaintiffs filed a Second Amended Complaint on August 20, 2012, which included a single claim for breach of the Merger Agreement. In addition, the plaintiffs identified in the Second Amended Complaint are listed as Christopher E. Banas and Paul Castella in their respective capacities as Shareholder Representatives under the Merger Agreement. Volcano answered the Second Amended Complaint on September 4, 2012, and in the same document Volcano asserted several affirmative defenses. The court has scheduled a case management conference on December 3, 2012. A trial date has been scheduled for May 2014 for this matter.
Litigation - Other
In November 2012, we became aware through newspaper reports in the Italian media that a current and a former employee of ours were under criminal investigation for an alleged violation of Italian anti-bribery laws. We also learned that Volcano Europe B.V.B.A., our wholly-owned subsidiary, had temporarily been prohibited from establishing new contractual relationships with hospitals that are part of the Italian national health system. Following a court hearing, the temporary prohibition was lifted. The Italian public prosecutor has requested that such prohibition be reinstituted. This request is pending.

The Italian public prosecutor is alleging that the approximately €5,000 that we paid to an Italian state-employed physician for conducting a training session was paid in an effort to influence the outcome of a clinical trial.
The Company believes the lawsuits and other matter described above are without merit, and intends to vigorously defend against or prosecute, as applicable, the matters described above.
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

Licenses
In July 2003, we entered into a license agreement whereby we were granted the rights to certain IVUS technology and patents for total consideration of $6.5 million. This license fee was recorded as an intangible asset and is being amortized over the estimated useful lives of the patents and technology of ten years. In addition, we are paying royalties during the license period related to the sale of our products using the licensed technology. The royalties are calculated on a per unit basis using a sliding scale. During the years ended December 31, 2012, 2011 and 2010, royalty expense related to the use of this licensed technology of $169,000, $833,000, and $680,000, respectively, was recorded in cost of revenues.
In April 2002, we entered into a license agreement with a medical research clinic whereby we were granted a license to certain patents and technology. During the years ended December 31, 2012, 2011 and 2010, we recorded royalty expense of $440,000, $450,000, and $441,000, respectively, in cost of revenues related to this agreement.
In June 2010, we entered into a license agreement whereby we were granted to certain patents and technology. During the years ended December 31, 2012, 2011 and 2010, we recorded royalty expense of $888,000, $522,000, and $119,000 respectively, in cost of revenues related to this agreement.
We have entered into certain other licensing agreements with third parties which require us to make annual royalty payments based on either a minimum dollar amount or as a percentage of net sales, whichever is higher. None of these other agreements are material to our consolidated results of operations or financial position.
Leases
We lease our domestic and certain foreign facilities and other equipment under non-cancelable capital and operating lease agreements, which expire at various dates through 2023. In addition to the minimum future lease commitments presented below, the leases generally require that we pay property taxes, insurance, maintenance and repair costs. Certain leases also contain escalation clauses and renewal option clauses calling for increased rents. Where a lease contains an escalation clause or a concession such as a rent holiday, rent expense is recognized using the straight-line method over the term of the lease.
At December 31, 2012, future minimum lease commitments under non-cancelable leases are as follows (in thousands):

Year Ending December 31,	Capital	Operating
2013	$33	$18,682
2014	18	8,703
2015	7	5,316
2016	5	5,289
2017	—	5,209
Thereafter	—	29,495
Net minimum lease payments	$63	$72,694
Less:
Amounts representing interest	9
Current	29
Long-term	$25
Total rental expense was $7.0 million, $6.9 million, and $6.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Commitments and Other Contractual Obligations
We have obligations under non-cancelable purchase commitments. The majority of these obligations related to inventory, primarily raw materials. At December 31, 2012, the future minimum payments under these non-cancelable purchase commitments totaled $51.0 million. Approximately $38.7 million of these commitments will require payment in 12 months, of which $35.2 million of these commitments will require payment prior to March 31, 2013. The remaining amount will require payments at various dates through 2016.
We have commitments to provide funding of $4.6 million to a clinical study conducted by a third-party and at December 31, 2012, we have a remaining obligation of up to $2.1 million. We will be billed as services are performed under the agreement. In addition, we have entered into agreements with other third parties to sponsor clinical studies. Generally, we contract with one or more clinical research sites for a single study and no one agreement is material to our consolidated results of operations or financial condition. We are usually billed as services are performed based on enrollment and are required to make payments over periods ranging from less than one year up to three years. Our actual payments under these agreements will vary based on enrollment.
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
Warrants
In connection with our convertible debt offerings discussed in Note 3 “Financial Statement Details — Debt”, at December 31, 2012, we had warrants for approximately 14.0 million shares of common stock that are exercisable at a price of $37.59 per share, subject to certain adjustments, in equal installments for a period of 120 trading days beginning on March 15, 2018, and warrants for approximately 850,000 shares of common stock that are exercisable at a price of $34.875 per share, subject to certain adjustments, in equal installments for a period of 50 trading days beginning on December 1, 2015.
Preferred Stock
The Company is authorized to issue 10,000,000 shares of undesignated preferred stock at $0.001 par value per share. The Board of Directors may determine the rights, preferences, privileges, qualifications, limitations and restrictions granted or imposed upon any series of preferred stock. As of December 31, 2012 and 2011, no preferred stock was outstanding.
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
At December 31, 2012, we have granted stock options and RSUs under the 2005 Amended Plan. Stock options previously granted under the 2000 Long Term Incentive Plan and the 2005 Plan that are canceled or expired will increase the shares available for grant under the 2005 Amended Plan. At December 31, 2012, 3,145,088 shares remained available to grant under the 2005 Amended Plan.
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
Stock option activity for the year ended December 31, 2012 is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	4,138,357	$15.81
Granted	393,889	28.69
Exercised	(790,690)	12.56
Forfeited or expired	(145,421)	18.58
Outstanding at December 31, 2012	3,596,135	17.82	3.28	$24,713
Exercisable at December 31, 2012	2,840,796	15.66	2.75	$23,860
Vested and expected to vest at December 31, 2012	3,521,716	17.63	3.22	$24,672
Options outstanding at December 31, 2012 are summarized as follows:

	Options Outstanding			Options Vested
	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Vested Outstanding	Weighted- Average Exercise Price
$0.33–$6.49	436,346	1.50	$2.66	436,222	$2.66
$8.50–$13.52	391,742	2.17	12.42	390,075	12.42
$13.60–$14.52	433,011	3.12	13.96	406,138	13.97
$14.72–$18.90	282,896	2.48	16.47	277,446	16.46
$19.07	572,382	4.10	19.07	396,750	19.07
$19.11	460,176	1.07	19.11	460,176	19.11
$19.77–$27.47	476,223	4.50	24.93	293,826	24.21
$27.63–$28.73	444,938	5.99	28.55	126,136	28.42
$29.40-$32.22	84,421	5.93	31.07	19,381	31.98
$32.52	14,000	5.50	32.52	4,958	32.52
$0.33–$32.52	3,596,135	3.28	17.82	2,811,108	15.68
Non-vested stock option activity for the year ended at December 31, 2012 is as follows:

	Non-vested Stock Options	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2011	1,164,513	$6.85
Granted	393,889	10.78
Vested	(672,014)	7.99
Forfeited or expired	(101,568)	8.51
Outstanding at December 31, 2012	784,820	7.63
The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2012, 2011 and 2010 was $10.78, $11.34 and $8.19, respectively.
Restricted Stock Unit Activity
RSU activity for the year ended December 31, 2012 is as follows:

Restricted Stock Units
Outstanding at December 31, 2011	865,985
Granted	433,071
Vested	(338,452)
Forfeited or expired	(42,237)
Outstanding at December 31, 2012	918,367

These time-vested RSUs entitle the holder to shares of common stock as the units vest in equal annual installments over a four-year period. The weighted-average grant-date fair value of each RSU granted during the years ended December 31, 2012, 2011 and 2010 was $27.87, $26.62 and $19.17, respectively.
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
During the year ended December 31, 2012, we released 338,452 shares of common stock based on the vesting terms of certain RSU agreements.
There was no common stock held in treasury as of December 31, 2012 and 2011.
Employee Stock Purchase Plan Activity
In June 2007, our stockholders approved the adoption of our 2007 Employee Stock Purchase Plan, or Purchase Plan. The Purchase Plan provides eligible employees the opportunity to purchase shares of our common stock at the lower of up to 85% of the fair market value on the first or last day of the applicable offering period, by having withheld from their salary an amount up to 15% of their compensation, without paying brokerage fees or commissions on purchases. Our Purchase Plan is deemed to be compensatory, and therefore, Purchase Plan expense has been included in our consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010. We pay for the administrative expenses of the Purchase Plan. No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year, nor may purchase more than 750 shares in any six-month purchase period.
Commencing January 1, 2008, common stock reserved for issuance under the Purchase Plan automatically increases by the lower of 1/2% of our outstanding common stock or 600,000 shares on the first day of January of each year. In November 2012, 2011 and 2010, the Board of Directors exercised its right not to increase the number of shares of common stock available for issuance under the Purchase Plan that was scheduled to occur on January 1, 2013, January 1, 2012, and January 1, 2011, respectively. As a result, at December 31, 2012, the number of shares of common stock reserved for issuance under the Purchase Plan remained at 1,100,000 shares and 251,380 shares of common stock were available for issuance under the Purchase Plan.
During the years ended December 31, 2012, 2011 and 2010, 163,818, 171,251, and 187,215 shares, respectively, were purchased at an average per share price of $23.69, $20.75, and $14.64, respectively.
Fair Value Assumptions
The fair value of each stock option is estimated on the date of grant using the Black-Scholes model utilizing the following weighted-average assumptions:

	2012	2011	2010
Risk-free interest rate	0.8%	1.9%	2.3%
Expected life (years)	4.1	4.4	4.6
Estimated volatility	46.9%	47.4%	46.4%
Expected dividends	None	None	None
Weighted-average grant date fair value	$10.78	$11.34	$8.19
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
As of January 1, 2011 we determined that the trading history of our common stock is sufficient in relation to the expected term of our stock options to begin using the volatility calculated on our common stock without further consideration of the volatility of comparable companies’ common stock. As such, for any options granted subsequent to December 31, 2010, we have solely utilized the volatility of our own common stock in determining the grant date fair value.
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
The first offering period under the Purchase Plan commenced in September 2007. The fair value of each purchase option under the Purchase Plan is estimated at the beginning of each purchase period using the Black-Scholes model utilizing the following weighted-average assumptions:

	Years Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.1%	0.1%	0.2%
Expected life (years)	0.5	0.5	0.5
Estimated volatility	38.2%	36.4%	36.6%
Expected dividends	None	None	None
Fair value of purchase right	$7.31	$6.76	$5.15
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
The following table sets forth stock-based compensation expense included in our consolidated statements of operations (in thousands):

	Years Ended December 31,
	2012	2011	2010
Cost of revenues	$715	$459	$760
Selling, general and administrative	12,666	10,850	10,210
Research and development	1,698	1,682	1,497
	$15,079	$12,991	$12,467
Included in our stock-based compensation expense is $0, $115,000 and $673,000 of stock-based compensation expense related to non-employees in the years ended December 31, 2012, 2011 and 2010, respectively. In the years ended December 31, 2012, 2011 and 2010, we recorded $1.2 million, $1.0 million and $928,000, respectively, of stock-based compensation expense related to the Purchase Plan. At December 31, 2012 and 2011, there was $258,000 and $202,000, respectively, of total stock-based compensation cost capitalized in inventories.
We estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rates in the years ended December 31, 2012, 2011 and 2010 are based on our historical forfeiture experience.

Stock option excess tax benefits of $35,000, $165,000 and $433,000 were credited to additional paid-in-capital during the year ended December 31, 2012, 2011 and 2010.
The total intrinsic value of stock options exercised during the year ended December 31, 2012, 2011 and 2010 was $12.2 million, $14.7 million and $23.5 million, respectively, and represents the difference between the exercise price of the option and the fair value of our common stock on the dates exercised. The total grant-date fair value of stock options vested during the year ended December 31, 2012, 2011 and 2010 was $5.4 million, $5.6 million and $7.3 million, respectively.
At December 31, 2012, there was $7.6 million, $15.3 million, and $162,000 of total unrecognized employee compensation cost related to stock options, RSUs and the Purchase Plan, respectively, which is expected to be recognized over a weighted average of 2.31 years, 2.52 years, and 0.20 years, respectively.

6. Income Taxes
The income tax expense (benefit) is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$—	$—	$—
State	207	498	584
Foreign	2,469	2,283	1,588
	$2,676	$2,781	$2,172
Deferred:
Federal	$3,940	$5,735	$2,727
State	182	(2,147)	404
Foreign	(214)	(519)	(426)
	$3,908	$3,069	$2,705
Valuation allowance	$(4,917)	$(25,840)	$(2,790)
Income tax expense (benefit)	$1,667	$(19,990)	$2,087
Losses before income taxes relating to non-U.S. operations were $43,000, $133,000 and $685,000 in the years ended December 31, 2012, 2011 and 2010, respectively.
The income tax expense (benefit) in the accompanying consolidated statements of operations differ from the expense (benefit) calculated by applying the U.S. federal statutory income tax rate of 35% to income (loss) before income taxes expense (benefit) due to the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
U.S. federal statutory income tax expense (benefit)	$3,391	$6,339	$2,564
State income tax expense (benefit), net of federal income tax expense	296	(1,800)	584
Valuation allowance	(4,917)	(25,840)	(2,790)
Foreign tax rate differential	(342)	156	196
Credits	—	(1,405)	(678)
Acquisition-related items	559	—	—
Other	2,680	2,560	2,211
Income tax expense (benefit)	$1,667	$(19,990)	$2,087

The components of our deferred tax assets are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryovers	$28,431	$13,451
Tax credit carryovers	9,704	9,430
Accruals and deferred revenue	7,355	6,284
Stock based compensation	9,021	8,634
Original issue discount	379	1,473
Total deferred tax assets	54,890	39,272
Deferred tax liabilities:
Depreciation and amortization	(20,557)	(6,506)
Deferred tax assets:	34,333	32,766
Valuation allowance	(6,309)	(9,421)
Net deferred tax assets (liabilities)	$28,024	$23,345
The net change in the total valuation allowance was a decrease of $3.1 million in 2012. At December 31, 2012, we concluded that it is more likely than not that the benefits of a portion of our foreign deferred income tax assets will be realized. We expect that our foreign operations in the respective jurisdictions will generate sufficient taxable income in future periods to realize the tax benefit associated with the related deferred tax asset. Accordingly, we reversed the valuation allowance on the foreign gross deferred income tax assets. At December 31, 2012 and 2011, valuation allowances remained within certain U.S. state jurisdictions and selected international jurisdictions to offset deferred tax assets, as realization of such assets is not more likely than not. In the case of an acquired entity, we recorded a valuation allowance through purchase accounting as an adjustment to goodwill at the acquisition date if it is more likely than not that all or a portion of the acquired deferred tax assets will not be realized in the future. To the extent there is a change in the valuation allowance in the case of an acquired entity during the measurement period, adjustments will be recorded through goodwill provided that such change relates to new information about the facts and circumstances that existed on the acquisition date. In February 2009, the California 2009-2010 budget legislature was enacted into law, allowing companies to elect, for income tax purposes, to apply a single sales factor apportionment for years beginning after January 1, 2011. Based upon its election, we are continuing to maintain a valuation allowance to offset a portion of our California deferred tax assets as realization of a portion of such assets does not meet the more-likely-than-not threshold required under accounting guidelines.
Internal Revenue Code Section 382 places a limitation on the utilization of U.S. and state net operating losses and credit carryforwards when an ownership change, as defined by the tax law occurs. Generally, this occurs when a greater than 50% change in ownership occurs. During 2012, we acquired a greater than 50% ownership in Crux Biomedical, a U.S. corporation. We analyzed our ability to use the NOL's acquired from Crux under Section 382 limitations and concluded that federal and state net operating losses of $31.0 million and $31.1 million were not limited. Based on historical earnings and expected future taxable income, we believe that the net operating loss carryfowards recorded as a federal deferred tax asset will be fully utilized before expiration. We expect that California net operating losses of $31.1 million will expire substantially unused as a result of California's Intrastate appointment and single sales factor statutes. Accordingly, we have established a valuation allowance against the deferred tax asset related to the California net operating loss carryforwards through purchase accounting as an adjustment to goodwill at the acquisition date as realization of a portion of such assets do not meet the more likely than not threshold.
During 2012, we also acquired Sync-Rx, an Israeli corporation. Total pre-acquisition net operating loss carryforwards were approximately $8.4 million. It is expected that the net operating loss carryforward recorded as a deferred tax asset will be fully utilized. Under Israeli law, there are no net operating loss change in control limitations and net operating loss carryforwards do not expire.
At December 31, 2012, we have federal and state net operating loss carry forwards of approximately $100.3 million and $65.4 million, respectively. The federal and state net operating loss carry forwards begin to expire in 2021 and 2013, respectively, unless previously utilized. In addition, we have federal and state research and experimentation tax credit carry forwards of approximately $6.8 million and $8.8 million, respectively. The federal credits begin to expire in 2023. The California state credits carry forward indefinitely. The Massachusetts state credit carry forwards begin to expire in 2019. Foreign net operating losses are approximately $22.1 million and carry forward indefinitely.

Pursuant to Internal Revenue Code Section 382, use of net operating loss carry forwards related to prior acquisitions of approximately $20.1 million may be limited. These carry forwards will expire if we are unable to generate sufficient taxable income within the carry forward period.
As a result of certain realization requirements of ASC 718, the table of deferred tax assets shown above does not include certain deferred tax assets at December 31, 2012 and 2011 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by approximately $17.0 million if and when such deferred tax assets are ultimately realized. We use the with-and-without approach ignoring indirect effects for purposes of determining when excess tax benefits have been realized. Stock option excess tax benefits of $35,000 and $165,000 were credited to additional paid-in-capital during the years ended December 31, 2012 and 2011.
During the year ended December 31, 2012, we repurchased $90.0 million of our 2.875% convertible notes due 2015 and recognized a loss for tax purposes, which is the difference between the carrying value of the liability for tax purposes compared to the repurchase price. In addition, the deferred tax asset related to the repurchased call option and deferred tax liability related to the warrant sold were recognized. The recognition of the loss for tax purposes (to the extent it related to equity transactions) and the related deferred tax asset and liability totaling $2.5 million was credited to additional paid in capital during the year ended December 31, 2012. The reversal of the valuation allowance related to our convertible senior notes of $1.7 million was credited to additional paid in capital during the year ended December 31, 2011.
At December 31, 2012, the total amount of gross unrecognized tax benefits, including interest and penalties, was approximately $1.1 million. If recognized, these benefits would affect our effective tax rate. The aggregate change in the balances of these benefits is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	$1,065	$878	$578
Increases related to tax positions taken during the current year	46	205	306
Increases (decreases) related to tax positions taken during a prior period	(40)	(18)	(6)
Balance at end of year	$1,071	$1,065	$878
We accrue interest and penalties on underpayment of income taxes related to unrecognized tax benefits as a component of income tax expense in our consolidated statements of operations. The amounts recognized for interest and penalties during the years ended December 31, 2012, 2011 and 2010 were $46,000, $34,000, and $25,000, respectively.
We are open for audit by the U.S. Internal Revenue Service and state tax jurisdictions from our inception in 2000 through 2012. We were audited by the Belgian tax authorities for the 2005 and 2006 years. There were no significant adjustments as a result of this audit. We continue to be open for audit by Belgium and various European tax jurisdictions from the inception of Volcano Europe in 2003 through 2012, and by South Africa from the inception of Volcano South Africa in 2008 through 2012. We were audited by the Japanese tax authorities for the 2005 through 2007 years. There were no significant adjustments as a result of this audit. We continue to be open for audit by the Japanese tax authorities from the inception of Volcano Japan in 2004 through 2012. We continue to be open for audit by the Israeli tax authorities from the inception of Sync-Rx in 2005 through 2012.
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
The following table sets forth our revenues by segment and product (in thousands):

	Years Ended December 31,			Percentage Change
	2012	2011	2010	2011 to 2012	2010 to 2011
Medical segment:
Consoles	$40,687	$40,954	$40,630	(0.7)%	0.8%
Single-procedure disposables:
IVUS	205,843	200,970	167,023	2.4%	20.3%
FM	94,885	67,082	46,517	41.4%	44.2%
Other	29,716	23,530	16,943	26.3%	38.9%
Sub-total medical segment	371,131	332,536	271,113	11.6%	22.7%
Industrial segment	10,735	11,010	23,033	(2.5)%	(52.2)%
	$381,866	$343,546	$294,146	11.2%	16.8%
The following table sets forth our revenues by geography expressed as dollar amounts (in thousands) and the changes in revenues in the specified periods expressed as percentages:

	Years Ended December 31,			Percentage Change
	2012	2011	2010	2011 to 2012	2010 to 2011
Revenues (1):
United States	$177,992	$157,412	$134,645	13.1%	16.9%
Japan	123,558	105,892	79,277	16.7%	33.6%
Europe, the Middle East and Africa	57,913	60,249	57,614	(3.9)%	4.6%
Rest of world	22,403	19,993	22,610	12.1%	(11.6)%
	$381,866	$343,546	$294,146	11.2%	16.8%

(1)
Revenues are attributed to geographies based on the location of the customer, except for shipments to original equipment manufacturers, which are attributed to the country of origin of the equipment distributed.

At December 31, 2012, approximately 42% of our long-lived assets, excluding financial assets, are located in the U.S., approximately 42% are located in Costa Rica, 12% are located in Japan, and less than 5% are located in our remaining geographies. At December 31, 2011, approximately 45% of our long-lived assets, excluding financial assets, were located in the U.S., approximately 30% are located in Costa Rica, approximately 21% were located in Japan, and less than 5% were located in our remaining geographies.
At December 31, 2012 and 2011, goodwill of $51.6 million and $2.5 million, respectively, has been allocated entirely to our medical segment and relates to our U.S. operations.
8. Employee Benefits
Defined Contribution Plans
We have a defined contribution 401(k) plan for our U.S. employees who are at least 21 years of age. Employees are eligible to participate in the plan beginning on the first day of the month following their first date of hire. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation or as a fixed amount per pay period. During the years ended December 31, 2012, 2011 and 2010, we have made discretionary contributions equal to 25% of participant contributions up to a maximum of 6% of the participant’s annual salary totaling $1.0 million, $928,000, and $793,000, respectively.
We also sponsor additional defined contribution plans for most of our European employees. Contributions under all such plans were $481,000, $412,000 and $361,000 in the years ended December 31, 2012, 2011 and 2010, respectively.

9. Quarterly Information (Unaudited)
The following table sets forth our unaudited quarterly summary consolidated statements of operations in each of the quarters for the years ended December 31, 2012 and 2011. The information for each of these quarters is unaudited and has been prepared on the same basis as our consolidated financial statements. This data should be read in conjunction with our consolidated financial statements and related notes. These operating results may not be indicative of results to be expected for any future period (amounts in thousands, except per share data).

	Quarter Ended (unaudited)				Year ended December 31
2012	March 31	June 30	September 30	December 31 (3)
Revenue	$90,360	$95,373	$93,656	$102,477	$381,866
Gross profit	60,787	63,397	60,408	68,359	252,951
Operating income	1,921	6,639	5,967	5,063	19,590
Net income	271	3,299	1,975	2,477	8,022
Net income per share:
Basic	$0.01	$0.06	$0.04	$0.05	$0.15
Diluted	$—	$0.06	$0.04	$0.04	$0.15
Includes the following stock-based compensation expense:
Cost of revenues	$152	162	202	$199	$715
Selling, general and administrative	2,996	3,278	3,331	3,061	12,666
Research and development	469	435	403	391	1,698
	Quarter Ended (unaudited)				Year ended December 31
2011	March 31	June 30 (1)	September 30	December 31 (2)
Revenue	$80,995	$84,036	$85,767	$92,748	$343,546
Gross profit	53,121	57,273	56,229	62,390	229,013
Operating income	3,718	7,607	5,407	8,679	25,411
Net income	1,156	4,888	2,627	29,422	38,093
Net income per share:
Basic	$0.02	$0.10	$0.05	$0.56	$0.73
Diluted	$0.02	$0.09	$0.05	$0.54	$0.70
Includes the following stock-based compensation expense:
Cost of revenues	$163	(4)	146	$154	$459
Selling, general and administrative	2,589	2,747	2,720	2,794	10,850
Research and development	342	451	450	439	1,682

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

(3)	During the quarter ended December 31, 2012, we recorded $1.9 million acquisition-related expense within operating expenses and $5.0 million loss from debt extinguishment within other expenses.
In addition, during the quarter ended December 31, 2012, we concluded that it was more likely than not that we would be able to realize the benefit of a significant portion of our foreign deferred tax assets in the future. Therefore, we reversed $4.9 million of the valuation allowance on the Company’s net certain foreign deferred income tax assets.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the

Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2012, such disclosure controls and procedures were effective.
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
Internal Control Over Financial Reporting
Management's Annual Report on Internal Control Over Financial Reporting
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessments and those criteria, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2012.
Attestation Report of the Independent Registered Public Accounting Firm
KPMG LLP, our independent registered public accounting firm that has audited our consolidated financial statements included herein, has issued an audit report on our internal control over financial reporting as of December 31, 2012, which report is included under Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during our last fiscal year. There were no changes in our internal control over financial reporting during the year ended December 31, 2012 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information required by this item will be set forth in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 15, 2013 under the headings "Executive Officers" and "Information Regarding the Board of Directors and Corporate Governance" and is incorporated in this report by reference.

Item 11.	Executive Compensation.
The information required by this item will be set forth in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 15, 2013 under the heading "Executive Compensation" and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be set forth in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 15, 2013 under the heading "Security Ownership of Certain Beneficial Owners and Management" and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be set forth in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 15, 2013 under the heading "Certain Relationships and Related Transactions" and is incorporated in this report by reference.

Item 14.	Principal Accounting Fees and Services.
The information required by this item will be set forth in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 15, 2013 under the heading "Independent Auditor Fee Information" and is incorporated in this report by reference.

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

2.6†
Agreement and Plan of Merger, dated as of December 1, 2012, by and among Volcano Corporation, Volcalypso, Inc., a wholly-owned subsidiary of Volcano Corporation, Crux Biomedical, Inc., Shareholder Representative Services LLC, as the Stockholders' Representative, and DPD Newco, LLC (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 13, 2012, and incorporated herein by reference).

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

Exhibit Number	Description

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

4.8
Second Supplemental Indenture, dated December 10, 2012, by and between Volcano Corporation and Wells Fargo Bank, N.A. (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 10, 2012, and incorporated herein by reference).

4.9
Form of 1.75% Convertible Senior Notes due 2017 (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 10, 2012, and incorporated herein by reference).

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

10.9*	2012 Long Term Incentive Plan (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 3, 2012, and incorporated herein by reference).

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

10.27*
2012 Short Term Incentive Plan and form of Stock Option Agreement thereunder (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 3, 2012, and incorporated herein by reference).

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

10.39	Second Amendment to Office Lease, dated December 14, 2012, between Volcano Corporation and Kilroy Realty, L.P.

10.40†	Supply Agreement, dated December 19, 2012, between Volcano Corporation and Santec Corporation.

10.41
Base Call Option Transaction Confirmation, dated December 4, 2012, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 5, 2012, and incorporated herein by reference).

Exhibit Number	Description

10.42
Base Call Option Transaction Confirmation, dated December 4, 2012, between Volcano Corporation and Goldman, Sachs & Co. (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 5, 2012, and incorporated herein by reference).

10.43
Base Warrants Confirmation, dated December 4, 2012, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 5, 2012, and incorporated herein by reference).

10.44
Base Warrants Confirmation, dated December 4, 2012, between Volcano Corporation and Goldman, Sachs & Co. (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 5, 2012, and incorporated herein by reference).

10.45
Additional Call Option Transaction Confirmation, dated December 5, 2012, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 10, 2012, and incorporated herein by reference).

10.46
Additional Call Option Transaction Confirmation, dated December 5, 2012, between Volcano Corporation and Goldman, Sachs & Co. (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 10, 2012, and incorporated herein by reference).

10.47
Additional Warrants Confirmation, dated December 5, 2012, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 10, 2012, and incorporated herein by reference).

10.48
Additional Warrants Confirmation, dated December 5, 2012, between Volcano Corporation and Goldman, Sachs & Co. (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 10, 2012, and incorporated herein by reference).

10.49*
Commission Plan between the Registrant and Jorge Quinoy (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 3, 2012, and incorporated herein by reference).

10.50*
Form of Restricted Stock Unit Grant Notice and form of Restricted Stock Unit Grant Agreement under the 2012 Long Term Incentive Plan (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 3, 2012, and incorporated herein by reference).

10.51*
Form of Restricted Stock Unit Grant Notice and form of Restricted Stock Unit Award Agreement under the Volcano Corporation 2005 Equity Compensation Plan, as amended and restated (filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 3, 2012, and incorporated herein by reference).

10.52*
Form of Stock Option Grant Notice and form of Stock Option Agreement under the Volcano Corporation 2005 Equity Compensation Plan, as amended and restated (filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 3, 2012, and incorporated herein by reference).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February, 2013.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ R. SCOTT HUENNEKENS R. Scott Huennekens	President and Chief Executive Officer and Director (principal executive officer)	February 28, 2013

/s/ JOHN T. DAHLDORF John T. Dahldorf	Chief Financial Officer (principal financial officer and principal accounting officer)	February 28, 2013

/s/ KIERAN T. GALLAHUE Kieran T. Gallahue	Director	February 28, 2013

/s/ LESLEY H. HOWE Lesley H. Howe	Director	February 28, 2013

/s/ ALEXIS V. LUKIANOV Alexis V. Lukianov	Director	February 28, 2013

/s/ RONALD A. MATRICARIA Ronald A. Matricaria	Director	February 28, 2013

/s/ JOHN ONOPCHENKO John Onopchenko	Director	February 28, 2013

/s/ ROY T. TANAKA Roy T. Tanaka	Director	February 28, 2013

/s/ ERIC J. TOPOL Eric J. Topol	Director	February 28, 2013

/s/ LESLIE V. NORWALK Leslie V. Norwalk	Director	February 28, 2013

EXHIBIT INDEX

Exhibit Number	Description

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

2.6†
Agreement and Plan of Merger, dated as of December 1, 2012, by and among Volcano Corporation, Volcalypso, Inc., a wholly-owned subsidiary of Volcano Corporation, Crux Biomedical, Inc., Shareholder Representative Services LLC, as the Stockholders' Representative, and DPD Newco, LLC (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 13, 2012, and incorporated herein by reference).

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

Exhibit Number	Description

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

4.8
Second Supplemental Indenture, dated December 10, 2012, by and between Volcano Corporation and Wells Fargo Bank, N.A. (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 10, 2012, and incorporated herein by reference).

4.9
Form of 1.75% Convertible Senior Notes due 2017 (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 10, 2012, and incorporated herein by reference).

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

10.9*	2012 Long Term Incentive Plan (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 3, 2012, and incorporated herein by reference).

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

10.27*
2012 Short Term Incentive Plan and form of Stock Option Agreement thereunder (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 3, 2012, and incorporated herein by reference).

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

10.39	Second Amendment to Office Lease, dated December 14, 2012, between Volcano Corporation and Kilroy Realty, L.P.

10.40†	Supply Agreement, dated December 19, 2012, between Volcano Corporation and Santec Corporation.

10.41
Base Call Option Transaction Confirmation, dated December 4, 2012, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 5, 2012, and incorporated herein by reference).

Exhibit Number	Description

10.42
Base Call Option Transaction Confirmation, dated December 4, 2012, between Volcano Corporation and Goldman, Sachs & Co. (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 5, 2012, and incorporated herein by reference).

10.43
Base Warrants Confirmation, dated December 4, 2012, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 5, 2012, and incorporated herein by reference).

10.44
Base Warrants Confirmation, dated December 4, 2012, between Volcano Corporation and Goldman, Sachs & Co. (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 5, 2012, and incorporated herein by reference).

10.45
Additional Call Option Transaction Confirmation, dated December 5, 2012, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 10, 2012, and incorporated herein by reference).

10.46
Additional Call Option Transaction Confirmation, dated December 5, 2012, between Volcano Corporation and Goldman, Sachs & Co. (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 10, 2012, and incorporated herein by reference).

10.47
Additional Warrants Confirmation, dated December 5, 2012, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 10, 2012, and incorporated herein by reference).

10.48
Additional Warrants Confirmation, dated December 5, 2012, between Volcano Corporation and Goldman, Sachs & Co. (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 10, 2012, and incorporated herein by reference).

10.49*
Commission Plan between the Registrant and Jorge Quinoy (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 3, 2012, and incorporated herein by reference).

10.50*
Form of Restricted Stock Unit Grant Notice and form of Restricted Stock Unit Grant Agreement under the 2012 Long Term Incentive Plan (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 3, 2012, and incorporated herein by reference).

10.51*
Form of Restricted Stock Unit Grant Notice and form of Restricted Stock Unit Award Agreement under the Volcano Corporation 2005 Equity Compensation Plan, as amended and restated (filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 3, 2012, and incorporated herein by reference).

10.52*
Form of Stock Option Grant Notice and form of Stock Option Agreement under the Volcano Corporation 2005 Equity Compensation Plan, as amended and restated (filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 3, 2012, and incorporated herein by reference).

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