Form 10-Q
period 2013-03-31
Volcano Corp
filed 2013-05-03
CIK 1354217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2013
Common stock, $0.001 par value	54,540,255

VOLCANO CORPORATION
Quarterly Report on Form 10-Q for the quarter ended March 31, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
VOLCANO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$276,315	$330,635
Short-term available-for-sale investments	132,289	140,960
Accounts receivable, net	71,003	76,348
Inventories	57,157	52,811
Prepaid expenses and other current assets	26,939	21,773
Total current assets	563,703	622,527
Restricted cash	692	711
Long-term available-for-sale investments	95,783	44,385
Property and equipment, net	106,067	104,385
Intangible assets, net	50,605	50,657
Goodwill	51,577	51,577
Other non-current assets	26,712	28,102
Total assets	$895,139	$902,344
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,195	$16,284
Accrued compensation	19,055	23,227
Accrued expenses and other current liabilities	17,314	23,476
Deferred revenues	9,383	9,789
Contingent consideration	2,936	2,908
Current maturities of long-term debt	57	53
Total current liabilities	60,940	75,737
Convertible senior notes	386,835	382,300
Other long-term debt	1,174	1,119
Deferred revenues	4,399	4,661
Contingent consideration, non-current portion	28,231	27,323
Other non-current liabilities	2,744	2,859
Total liabilities	484,323	493,999
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, par value of $0.001; 10,000 shares authorized; no shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, par value of $0.001; 250,000 shares authorized at March 31, 2013 and December 31, 2012; 54,485 and 53,944 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	54	54
Additional paid-in capital	500,291	494,276
Accumulated other comprehensive loss	(4,466)	(4,083)
Accumulated deficit	(85,063)	(81,902)
Total stockholders’ equity	410,816	408,345
Total liabilities and stockholders’ equity	$895,139	$902,344
See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues	$93,231	$90,360
Cost of revenues, excluding amortization of intangibles	33,127	29,573
Gross profit	60,104	60,787
Operating expenses:
Selling, general and administrative	43,829	44,345
Research and development	15,651	13,649
Amortization of intangibles	834	872
Acquisition-related items	1,578	—
Total operating expenses	61,892	58,866
Operating (loss) income	(1,788)	1,921
Interest income	338	230
Interest expense	(6,545)	(1,472)
Exchange rate loss	(778)	(175)
Other, net	1,898	(96)
(Loss) income before income tax	(6,875)	408
Income tax (benefit) expense	(3,714)	137
Net (loss) income	$(3,161)	$271
Net (loss) income per share:
Basic	$(0.06)	$0.01
Diluted	$(0.06)	$—
Shares used in calculating net (loss) income per share:
Basic	54,189	52,929
Diluted	54,189	54,985

See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Net (loss) income	$(3,161)	$271
Other comprehensive (loss) income
Foreign currency translation adjustments	(358)	(2,263)
Changes in unrealized (loss) gain on available-for-sale investments	(25)	40
Other comprehensive loss	(383)	(2,223)
Comprehensive loss	$(3,544)	$(1,952)

See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2012	53,944	$54	$494,276	$(4,083)	$(81,902)	$408,345
Issuance of common stock under equity compensation plans	541	—	2,403			2,403
Employee stock-based compensation cost			3,612			3,612
Net loss					(3,161)	(3,161)
Other comprehensive loss				(383)		(383)
Balance at March 31, 2013	54,485	$54	$500,291	$(4,466)	$(85,063)	$410,816

See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net (loss) income	$(3,161)	$271
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,123	5,791
Amortization (accretion) of investment premium (discount), net	631	269
Accretion of debt discount on convertible senior notes	4,572	1,212
Accretion of contingent consideration	936	—
Non-cash stock compensation expense	3,598	3,617
Gain on other long-term investment	(1,925)	—
Effect of exchange rate changes and others	4,604	306
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,662	1,394
Inventories	(6,290)	963
Prepaid expenses and other assets	(4,420)	842
Accounts payable	(4,803)	(2,321)
Accrued compensation	(4,841)	(2,965)
Accrued expenses and other liabilities	(4,959)	950
Deferred revenues	(598)	176
Net cash (used in) provided by operating activities	(7,871)	10,505
Investing activities
Purchase of short-term and long-term available-for-sale securities	(110,520)	(110,762)
Sale or maturity of short-term and long-term available-for-sale securities	67,137	67,577
Capital expenditures	(7,290)	(14,437)
Cash paid for other intangible assets and investments	(870)	(758)
Proceeds from sale of long-term investments	3,426	—
Net cash used in investing activities	(48,117)	(58,380)
Financing activities
Repayment of capital lease liability	(11)	(22)
Proceeds from sale of common stock under employee stock purchase plan	1,712	1,899
Proceeds from exercise of common stock options	691	2,988
Net cash provided by financing activities	2,392	4,865
Effect of exchange rate changes on cash and cash equivalents	(724)	(562)
Net decrease in cash and cash equivalents	(54,320)	(43,572)
Cash and cash equivalents, beginning of period	330,635	107,016
Cash and cash equivalents, end of period	$276,315	$63,444
Supplemental disclosures of cash flow information:
Cash paid for interest	$362	$1,656
Cash paid for income taxes	$1,627	$1,126

See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2012.
We design, develop, manufacture and commercialize a broad suite of precision guided therapy tools including intravascular imaging, or IVI, comprised largely of intravascular ultrasound, or IVUS, and fractional flow reserve, or FFR, products. We believe that these products enhance the diagnosis and treatment of vascular heart disease by improving the efficiency and efficacy of existing diagnostic angiograms and percutaneous interventional, or PCI, therapy procedures in the coronary arteries or peripheral arteries and veins. We are facilitating the adoption of functional PCI, in which our FFR technology is used to determine whether or not a stent is necessary, and IVUS is used to guide stent placement and optimization. We market our products to physicians, nurses and technicians who perform a variety of endovascular based coronary and peripheral interventional procedures in hospitals and to other personnel who make purchasing decisions on behalf of hospitals.
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
Our IVI products include single-procedure disposable phased array and rotational IVUS imaging catheters, and additional functionality options such as Virtual Histology, or VH®, IVUS tissue characterization and ChromaFlo stent apposition analysis. Our FFR offerings can be accessed through our multi-modality platforms, and we also provide FFR-only consoles. Our FFR disposables are single-procedure disposable pressure and flow guide wires used to measure the pressure and flow characteristics of blood around plaque enabling physicians to gauge the plaque's physiological impact on blood flow and pressure. We are developing additional offerings for integration into the platform, including adenosine-free Instant Wave-Free Ratio FFR, or iFR, forward-looking IVUS, or FL.IVUS, catheters, Forward-Looking Intra-Cardiac Echo, or FL.ICE, catheters, high resolution Focal Acoustic Computed Tomography, or FACT, catheters, and ultra-high resolution Optical Coherence Tomography, or OCT, systems and catheters. Our Valet microcatheter, Visions PV .035 catheter and Short Tip Eagle Eye Platinum, or EEP, products received 510(k) clearance and CE Mark approval in 2012. Our Preview™, the first generation FL.IVUS device, received CE Mark for peripheral indications in 2012.
We also develop and manufacture optical monitors for the telecommunication industry, laser and non-laser light sources, and optical engines used in the medical OCT imaging systems and advanced photonic components and sub-systems used in spectroscopy and other industrial applications.
The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Reclassification
Certain reclassifications have been made to the prior year’s financial statements to conform to current year presentation.
Concentration of Credit Risk

Financial instruments which subject us to potential credit risk consist of our cash and cash equivalents, short-term and long-term available-for-sale investments and accounts receivable. We have established guidelines to limit our exposure to credit risk by placing investments with high credit quality financial institutions, diversifying our investment portfolio and holding investments with maturities that maintain safety and liquidity. We place our cash and cash equivalents with high credit quality financial institutions. Deposits with these financial institutions may exceed the amount of insurance provided; however, these deposits typically are redeemable upon demand. Therefore we believe the financial risks associated with these financial instruments are minimal.
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
In connection with the issuance of our 2.875% Convertible Senior Notes due 2015, or the 2015 Notes, and our 1.75% Convertible Senior Notes due 2017, or the 2017 Notes, or collectively, the Notes, we purchased call options from counterparties. Non-performance by the counterparties under these call options would potentially expose us to dilution of our common stock to the extent our stock price exceeds the conversion price (in the case of the 2015 Notes and the 2017 Notes). See Note 3 “Financial Statement Details—Debt” for additional information.
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
Net Income (loss) Per Share
Basic net income (loss) per share is computed by dividing consolidated net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing consolidated net income (loss) by the weighted-average number of common shares outstanding and dilutive common stock equivalent shares outstanding during the period. Our potentially dilutive shares include outstanding common stock options, restricted stock units, performance-based restricted stock units, incremental shares issuable upon the conversion of the Notes or exercise of the warrants relating to the Notes (See Note 3 “Financial Statement Details — Debt”). Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share or increase net income per share as discussed in the following paragraph. For the three months ended March 31, 2013 and 2012, potentially dilutive shares totaling 16.3 million and 1.8 million, respectively, have not been included in the computation of diluted net income (loss) per share, as the result would be anti-dilutive.
Diluted net income (loss) per common share does not include any incremental shares related to the Notes for the three months ended March 31, 2013 and 2012. Because the principal amount of the Notes will be settled in cash upon conversion, only the conversion spread relating to the Notes may be included in our calculation of diluted net income (loss) per common share. As such, the Notes have no impact on diluted net income (loss) per common share until the price of our common stock exceeds the conversion price (initially $29.64 for the 2015 Notes and $32.83 for the 2017 Notes, subject to adjustments) of the Notes. In addition, the diluted net income (loss) per common share does not include any incremental shares related to the exercise of the warrants for the three months ended March 31, 2013 and 2012. The warrants will not have an impact on diluted net income per common share until the price of our common stock exceeds the strike price of the warrants (initially $34.875 for the warrants issued in connection with the 2015 Notes offering and $37.59 for the warrants issued in connection with the 2017 Notes offering, subject to adjustments). When the market price of our stock exceeds the strike price, as applicable, we will include, in the diluted net income (loss) per common share calculation, the effect of the additional shares that may be issued upon exercise of the warrants using the treasury stock method to the extent the effect is not anti-dilutive.
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
The basic and diluted net income (loss) per common share calculations for the three months ended March 31, 2013 and 2012 are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Net (loss) income	$(3,161)	$271
Weighted average common shares outstanding for basic	54,189	52,929
Dilutive potential common stock outstanding:
Stock options	—	1,725
Restricted stock units	—	325
Employee stock purchase plan	—	6
Convertible senior notes	—	—
Weighted average common shares outstanding for diluted	54,189	54,985
Net (loss) income per share:
Basic	$(0.06)	$0.01
Diluted	$(0.06)	$—
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board issued an accounting standard update to require entities to disclose in a single location, either in the financial statements or in the notes to the financial statements, the effects of reclassifications out of accumulated other comprehensive income. The Company adopted this accounting standard update in the first quarter of 2013 and the adoption did not have a material impact on our consolidated financial statements.
2. Acquisitions
Crux Acquisition
On December 12, 2012 we completed the acquisition of all outstanding equity interests in Crux Biomedical, Inc., or Crux, a privately-held company engaged in the development of filter technology for the vascular, cardiovascular and interventional radiology markets. The primary reason for the acquisition was to diversify our product offerings, allow us the opportunity to better position ourselves in the peripheral vascular market and to increase our IVUS product sales. The transaction was accounted for as a business combination. We recorded $1.3 million of acquisition-related costs for this transaction, in which $363,000 were recognized in our statement of operations in the three months ended March 31, 2013 as acquisition-related items within operating expense. We recorded $36.7 million of goodwill reflecting the amount by which the purchase consideration exceeded the acquired net assets. This goodwill was allocated to our medical segment and is not deductible for income tax purposes. The operating results of Crux from the date of acquisition are included in our unaudited condensed consolidated financial statements.
We made up-front cash payments totaling $39.1 million in exchange for 100% of Crux's capital stock, of which $3.9 million is being held in escrow to satisfy claims for indemnification for certain matters made within 12 months following the closing. We also have a receivable for a working capital shortfall to target, which is expected to be settled for approximately $1.2 million, subject to adjustment, in 2014. The fair value of this receivable was estimated to be $900,000 at acquisition. A potential post-closing cash milestone payment of $3.0 million will be paid by us upon U.S. Food and Drug Administration, or FDA, clearance of a 510(k) application submitted by us on or before June 30, 2013 for an inferior vena cava filter retrieval device currently being developed by Crux. The fair value of this contingent consideration was estimated to be $2.9 million at acquisition and is recorded as a current liability. Additional contingent payments of an estimated $46.6 million would be due upon reaching various sales milestones. The fair value of this contingent consideration was estimated to be $28.0 million at acquisition and is recorded as a non-current liability. A reconciliation of upfront payments in accordance with the purchase agreement to the total purchase price is presented below (in thousands):

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
We determined the initial fair values of the contingent consideration relative to FDA clearance and the milestone payments based on commercial sales of Crux products using various estimates, including probabilities of success, discount rates and amount of time until the conditions of the milestone payments are met. This fair value measurement is based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy. The key assumptions used to determine the fair value of the contingent consideration relative to FDA clearance include a 5% discount rate and probability adjusted milestone payment date ranges from June 30, 2013 to September 30, 2013. For the fair value relative to the milestone payments based on the commercial sales of Crux products, the key assumptions in applying the income approach include a 14% discount rate and probability-weighted expected milestone payment ranges from $25.4 million to $69.3 million based on estimated commercial sales of Crux products ranging from $81.6 million to $245.3 million from 2014 to 2017. As of March 31, 2013, there were no significant changes in the range of outcomes for the contingent consideration recognized as a result of the acquisition, although the fair value of the contingent consideration for the FDA clearance and the commercial sales milestone payments increased in the three months ended March 31, 2013 by $28,000 and $908,000 (net of $30,000 accretion of the working capital receivable), respectively, as a result of the passage of time (reduced impact of discounting), which were recorded as acquisition-related items within operating expense.
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
The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. As of the date of this Quarterly Report on Form 10-Q, the Company is still finalizing the allocation of the purchase price. Changes to this allocation may occur as additional information becomes available related to the valuation of intangible assets, working capital adjustments, indemnification claims and deferred taxes, with such changes recorded as an adjustment to goodwill.

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
Pro forma financial information (unaudited)
The following unaudited pro forma information presents the combined results of operations for the three months ended March 31, 2012 as if the acquisition of Crux had been completed as of the beginning of 2012 (in thousands, except per share data):

Three Months Ended
March 31, 2012
Revenues	$90,360
Net loss	$(1,055)
Net loss per share, basic and diluted:
Basic	$(0.02)
Diluted	$(0.02)
Shares used in computing basic and diluted net loss per share:
Basic	52,929
Diluted	52,929
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
The aggregate purchase price was $17.3 million, of which $3.3 million is being held in escrow to satisfy claims for indemnification for certain matters made within 18 months following the closing. The transaction was accounted for as a business combination and, as such, we recorded $12.4 million of goodwill reflecting the amount by which the purchase consideration exceeded the acquired net assets. We expect to benefit from the acquisition by expanding our product offerings to physicians thereby contributing to an expanded revenue base. Additionally, we expect to realize synergies by offering the products developed from the acquisition utilizing our existing sales force. This goodwill was allocated to our medical segment and is not deductible for income tax purposes. We recorded $773,000 of acquisition-related costs related to this transaction, in which $89,000 were recognized in our statement of operations for three months ended March 31, 2013 as acquisition-related items within operating expense. We have included the operating results associated with the Sync-Rx acquisition in our unaudited condensed consolidated financial statements from the date of acquisition.
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
The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. As of the date of this Quarterly Report on Form 10-Q, the Company is still finalizing the allocation of the purchase price. Changes to this allocation may occur as additional information becomes available related to the valuation of intangible assets, working capital adjustments, indemnification claims and deferred taxes, with such changes recorded as an adjustment to goodwill.
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
3. Financial Statement Details
Cash and Cash Equivalents and Available-for-Sale Investments
We invest our excess funds in securities issued by the U.S. government, corporations, banks, municipalities, financial holding companies and in money market funds comprised of these same types of securities. Our cash and cash equivalents are placed with high credit quality financial institutions. Additionally, we diversify our investment portfolio in order to maintain safety and liquidity. As of March 31, 2013, all of our investments were classified as available-for-sale and will mature within 24 months. These investments are recorded at their estimated fair value including accrued interest receivable, with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss.
At March 31, 2013 and December 31, 2012, available-for-sale investments are detailed as follows (in thousands):

At March 31, 2013

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Corporate debt securities	$122,260	$38	$17	$122,281
U.S. Treasury and agency debt securities	10,000	8	—	10,008
Short-term available-for-sale investments	$132,260	$46	$17	$132,289
Long-term:
Corporate debt securities	$47,432	$11	$20	$47,423
U.S. Treasury and agency debt securities	48,357	5	2	48,360
Long-term available for sale investments	$95,789	$16	$22	$95,783
At December 31, 2012

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Corporate debt securities	$121,883	$52	$5	$121,930
U.S. Treasury and agency debt securities	19,020	10	—	19,030
Short-term available-for-sale investments	$140,903	$62	$5	$140,960
Long-term:
Corporate debt securities	$33,384	$6	$17	$33,373
U.S. Treasury and agency debt securities	11,010	2	—	11,012
Long-term available for sale investments	$44,394	$8	$17	$44,385
Available-for-sale investments that are in an unrealized loss position at March 31, 2013 and December 31, 2012 are detailed as follows (in thousands):

	At March 31, 2013
	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$67,610	$37
U.S. Treasury and agency debt securities	15,002	2
	$82,612	$39

	At December 31, 2012
	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$46,987	$22
U.S. Treasury and agency debt securities	—	—
	$46,987	$22
Derivative Financial Instruments
Our derivative financial instruments include foreign exchange forward contracts. We use foreign exchange forward contracts to manage a portion of the foreign currency risk related to our intercompany receivable balances with our foreign subsidiaries whose functional currencies are the euro and yen. We record derivative financial instruments as either assets or liabilities in our consolidated balance sheets and measure them at fair value. At March 31, 2013 and December 31, 2012, the notional amount of our outstanding contracts was $60.7 million and $64.4 million, respectively. At March 31, 2013, our outstanding derivatives had maturities of 219 days or less. The fair value of our foreign exchange forward contracts of $4.7 million and $3.5 million was included in prepaid and other current assets in our consolidated balance sheet at March 31, 2013 and December 31, 2012, respectively. For three months ended March 31, 2013 and 2012, $934,000 and $2.1 million of gains, respectively, related to our derivative financial instruments are included in exchange rate loss in our consolidated statements of operations.

In connection with our convertible debt offering in December 2012 (discussed in more detail below) we purchased call options on our common stock. The call options give us the right to purchase up to approximately 14.0 million shares of our common stock at $32.8286 per share subject to certain adjustments that generally correspond to the adjustments to the conversion rate for the underlying debt. Additionally, we sold warrants, which give the purchasers of the warrants the right to purchase up to approximately 14.0 million shares of our common stock at $37.59 per share, subject to certain adjustments. In accordance with the authoritative guidance, we concluded that the call options and warrants were indexed to our stock. Therefore, the call options and warrants were classified as equity instruments and are not being marked to market prospectively unless certain conditions as described in the 2017 Notes occur.
In connection with our convertible debt offering in September 2010 (discussed in more detail below) we purchased call options on our common stock. The call options give us the right to purchase up to approximately 3.9 million shares of our common stock at $29.64 per share subject to certain adjustments that generally correspond to the adjustments to the conversion rate for the underlying debt. Additionally, we sold warrants, which give the purchaser of the warrants the right to purchase up to approximately 3.9 million shares of our common stock at $34.875 per share, subject to certain adjustments. In accordance with the authoritative guidance, we concluded that the call options and warrants were indexed to our stock. Therefore, the call options and warrants were classified as equity instruments and are not being marked to market prospectively unless certain conditions as described in the 2015 Notes occur. In December 2012, $90.0 million of the $115.0 million convertible notes were repurchased by the Company and the proportionate call option and warrant related to the convertible notes were also retired (discussed in more detail below). The remaining call options give us the right to purchase up to approximately 850,000 shares of our common stock at $29.64 per share, subject to certain adjustments, and the remaining warrants give the counterparty the right to purchase up to approximately 850,000 shares of our common stock at $34.875 per share, subject to certain adjustments. The remaining call options and warrants continue to be classified as equity instruments and are not being marked to market prospectively unless certain conditions as described in the 2015 Notes occur.
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
We utilize a third-party pricing service to assist us in obtaining fair value pricing for our investments. Pricing for securities is based on proprietary models. Inputs are documented in accordance with the fair value disclosure hierarchy. We also utilize third-party financial institutions to assist us in obtaining fair value pricing for our foreign currency forward contracts.
Contingent consideration arrangements obligate us to pay former shareholders of an acquired entity if specified future events occur or conditions are met such as the achievement of certain technological milestones or the achievement of targeted revenue milestones. We measure such liabilities using Level 3 unobservable inputs, applying the income approach, such as the discounted cash flow technique, or the probability-weighted scenario method. We used various key assumptions, such as the probability of achievement of the agreed milestones and the discount rate, in our determination of the fair value of contingent considerations. We monitor the fair value of the contingent considerations and the subsequent revisions are reflected in our Statements of Operations. For a further discussion on the key assumptions used in determining the fair value of the contingent consideration, refer to Note 2, "Acquisitions - Crux Acquisition".
During the three months ended March 31, 2013, no transfers were made into or out of the Level 1, 2, or 3 categories.
Financial assets and liabilities measured at fair value on a recurring basis are summarized below at March 31, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements at March 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash	$29,792	$29,792	$—	$—
Money market funds	246,523	246,523	—	—
Sub-total cash and cash equivalents	276,315	276,315	—	—
Corporate debt securities	122,281	—	122,281	—
U.S. Treasury and agency debt securities	10,008	10,008	—	—
Sub-total short-term investments measured at fair value	132,289	10,008	122,281	—
Foreign currency forward contracts	4,702	—	4,702	—
Sub-total other current assets measured at fair value	4,702	—	4,702	—
Non-current:
Corporate debt securities	47,423	—	47,423	—
U.S. Treasury and agency debt securities	48,360	48,360	—	—
Sub-total long-term investments measured at fair value	95,783	48,360	47,423	—
Total assets measured at fair value	$509,089	$334,683	$174,406	$—
Liabilities:
Current:
Contingent consideration, current portion	$2,936	$—	$—	$2,936
Non-current:
Contingent consideration (1)	28,231	—	—	28,231
Total liabilities measured at fair value	$31,167	$—	$—	$31,167

(1)	This amount is reflected net of the fair value of the working capital receivable in the amount of $937,000 at March 31, 2013.

	Fair Value Measurements at December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash	$41,636	$41,636	$—	$—
Money market funds	288,999	288,999	—	—
Sub-total cash and cash equivalents	330,635	330,635	—	—
Corporate debt securities	121,930	—	121,930	—
U.S. Treasury and agency debt securities	19,030	19,030	—	—
Sub-total short-term investments measured at fair value	140,960	19,030	121,930	—
Foreign currency forward contracts	3,461	—	3,461	—
Sub-total other current assets measured at fair value	3,461	—	3,461	—
Long Term:
Corporate debt securities	33,373	—	33,373	—
U.S. Treasury and agency debt securities	11,012	11,012	—	—
Sub-total long-term investments measured at fair value	44,385	11,012	33,373	—
Total assets measured at fair value	$519,441	$360,677	$158,764	$—
Liabilities:
Current:
Contingent consideration, current portion	$2,908	—	—	$2,908
Non-current:
Contingent consideration (1)	27,323	—	—	27,323
Total liabilities measured at fair value	$30,231	$—	$—	$30,231

(1)	This amount is reflected net of the fair value of the working capital receivable in the amount of $907,000 at December 31, 2012.
Inventories
Inventories consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Finished goods (1)	$23,670	$19,002
Work-in-process	16,125	15,780
Raw materials	17,362	18,029
	$57,157	$52,811

(1)	Finished goods inventory includes consigned inventory of $5.6 million and $5.3 million at March 31, 2013 and December 31, 2012, respectively.
Property and Equipment
Property and equipment consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Medical diagnostic equipment	$64,581	$65,548
Other equipment	47,643	42,881
Leasehold improvements	9,213	9,289
Software	9,237	7,445
Land	3,046	3,046
Building	31,512	29,098
Construction-in-progress (1)	24,555	27,730
	189,787	185,037
Less: Accumulated depreciation and amortization	(83,720)	(80,652)
	$106,067	$104,385

(1)	At March 31, 2013 and December 31, 2012, construction-in-progress includes $1.4 million and $1.0 million of capitalized interest related to the implementation of ERP systems worldwide, respectively.
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
Intangible assets subject to amortization, by major class, consist of the following (in thousands):

	March 31, 2013
Intangible assets subject to amortization	Cost	Accumulated Amortization	Net	Weighted- Average Life (in years) (1)
Developed technology	$27,051	$17,870	$9,181	8.5
Licenses	7,414	6,879	535	9.8
Customer relationships	4,177	3,818	359	6.0
Patents and trademarks	8,755	2,242	6,513	13.3
Covenant not to compete	300	33	267	3.0
	47,697	30,842	16,855	9.3
Intangible assets not yet subject to amortization
In-process research and development	33,750	—	33,750	n/a
	$81,447	$30,842	$50,605

	December 31, 2012
Intangible assets subject to amortization	Cost	Accumulated Amortization	Net	Weighted- Average Life (in years) (1)
Developed technology	$27,051	$17,408	$9,643	8.8
Licenses	7,345	6,709	636	10.0
Customer relationships	4,177	3,756	421	6.0
Patents and trademarks	8,029	2,114	5,915	13.2
Covenant not to compete	300	8	292	3.0
	46,902	29,995	16,907	9.4
Intangible assets not yet subject to amortization
In-process research and development	33,750	—	33,750	n/a
	$80,652	$29,995	$50,657

(1)	Weighted average life of intangible assets is presented excluding fully amortized assets.
At March 31, 2013, future amortization expense related to our intangible assets subject to amortization is expected to be as follows (in thousands):

2013	$2,307
2014	2,695
2015	2,273
2016	2,020
2017	1,506
Thereafter	6,054
$16,855
Debt
1.75% Convertible Notes Due December 1, 2017
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
Prior to August 7, 2017, the 2017 Notes are convertible only under the following circumstances: (1) during any fiscal quarter commencing after March 31, 2013 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “ 2017 Notes Measurement Period”) in which, for each trading day of such 2017 Notes Measurement Period, the trading price per $1,000 principal amount of 2017 Notes on such trading day was less than 98% of the product of the last reported sale price of our common stock on such trading day and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified distributions and corporate events. As of March 31, 2013, none of the conditions allowing holders of the 2017 Notes to convert had been met.
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
We are using an effective interest rate of 7.00% to calculate the accretion of the bond discount, which is being recorded as interest expense over the expected remaining term of the 2017 Notes. (The amount by which interest expense calculated using the effective interest rate of 7.00% exceeds the interest expense related to the coupon rate of 1.75%, is non-cash interest expense.) The effective rate is based on the interest rate for a similar instrument that does not have a conversion feature. We may be required to pay additional interest upon occurrence of certain events as outlined in the indenture governing the 2017 Notes. As of March 31, 2013, the remaining term of the 2017 Notes is 4.7 years.
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
As discussed above, to hedge against potential dilution upon conversion of the 2017 Notes, we also purchased call options on our common stock. The call options give us the right to purchase up to approximately 14.0 million shares of our common stock at $32.83 per share subject to certain adjustments that generally correspond to the adjustments to the conversion rate for the 2017 Notes. We paid an aggregate of $89.8 million to purchase these call options. The call options will expire on December 1, 2017, unless earlier terminated or exercised. To reduce the cost of the hedge, in a separate transaction we sold warrants which give give the purchasers of the warrants the right to purchase up to approximately 14.0 million shares of our common stock at $37.59 per share, subject to certain adjustments. These warrants will be exercisable and will expire in equal installments for a period of 120 trading days beginning on March 15, 2018. We received an aggregate of $53.7 million from the sale of these warrants. In accordance with ASC 815, we concluded that the call options and warrants were indexed to our stock. Therefore, the call options and warrants were classified as equity instruments and will not be marked to market prospectively unless certain conditions as described in the 2017 Notes occur. The net amount of $36.1 million was recorded as a reduction to additional paid-in capital. The settlement terms of the call options provide for net share settlement and the settlement terms of the warrants provide for net share or cash settlement at our option.
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
We received proceeds of $100.5 million from issuance of the 2015 Notes, net of debt issuance costs of $4.5 million and net payments related to our hedge transactions of $10.0 million which are described in more detail below. We recorded total debt issuance costs (including broker fees) of approximately $4.5 million, which have been allocated on a pro-rata basis to the debt ($3.6 million) and equity ($866,000) components of the transaction. The debt component is primarily included in non-current liabilities and is being accreted to interest expense over 5 years, the term of the 2015 Notes. The equity component was netted against the proceeds and included in additional paid-in capital.
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
Prior to June 1, 2015, the 2015 Notes are convertible only under the following circumstances: (1) during any fiscal quarter commencing after December 31, 2010 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “2015 Notes Measurement Period”) in which, for each trading day of such 2015 Notes Measurement Period, the trading price per $1,000 principal amount of 2015 Notes on such trading day was less than 98% of the product of the last reported sale price of our common stock on such trading day and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified distributions and corporate events. As of March 31, 2013, the “if-converted” value of the 2015 Notes did not exceed its principal amount and none of the conditions allowing holders of the 2015 Notes to convert had been met.
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
We are using an effective interest rate of 7.65% to calculate the accretion of the bond discount, which is being recorded as interest expense over the expected remaining term of the 2015 Notes. (The amount by which interest expense calculated using the effective interest rate of 7.65% exceeds the interest expense related to the coupon rate of 2.875%, is non-cash interest expense.) The effective rate is based on the interest rate for a similar instrument that does not have a conversion feature. We may be required to pay additional interest upon occurrence of certain events as outlined in the indenture governing the 2015 Notes. As of March 31, 2013, the remaining term of the 2015 Notes is 2.4 years.
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
As discussed above, to hedge against potential dilution upon conversion of the 2015 Notes, we also purchased call options on our common stock. The call options give us the right to purchase up to approximately 3.9 million shares of our common stock at $29.64 per share subject to certain adjustments that generally correspond to the adjustments to the conversion rate for the 2015 Notes. We paid an aggregate of $27.2 million to purchase these call options. The call options will expire on September 1, 2015, unless earlier terminated or exercised. To reduce the cost of the hedge, in a separate transaction we sold warrants which give the purchaser of the warrants the right to purchase up to approximately 3.9 million shares of our common stock at $34.875 per share, subject to certain adjustments. These warrants will be exercisable and will expire in equal installments for a period of 50 trading days beginning on December 1, 2015. We received an aggregate of $17.1 million from the sale of these warrants. In accordance with ASC 815, we concluded that the call options and warrants were indexed to our stock. Therefore, the call options and warrants were classified as equity instruments and will not be marked to market prospectively unless certain conditions as described in the 2015 Notes occur. The net amount of $10.0 million paid for these instruments was recorded as a reduction to additional paid-in capital. The settlement terms of the call options provide for net share settlement and the settlement terms of the warrants provide for net share or cash settlement at our option.
Concurrently with the issuance of the 2017 Notes in December 2012, the Company repurchased $90.0 million of its 2015 Notes with a $104.9 million cash payment, including $711,000 of accrued interest. Since the 2015 Notes are within the scope of ASC 470, we allocated the consideration to the extinguishment of the liability component and the reacquisition of the equity component. We recognized a $5.0 million loss on repurchasing the 2015 Notes, which is the difference between the carrying value of the liability component, including any unamortized debt issuance costs, and the consideration attributed to the liability component as loss from debt extinguishment in other expenses in December 2012. The consideration attributed to the liability component of $83.0 million is calculated by measuring the fair value of a similar liability that does not have an associated equity component. The consideration attributable to the equity component of $21.8 million was recorded as a reduction of additional paid-in capital. In addition, the proportionate call options and warrants related to the 2015 Notes were also retired in December 2012. We received an aggregate of $15.2 million for the proportionate call option retirement and paid an aggregate of $11.6 million for buying back the proportionate portion of the warrants. The net amount of $3.6 million was recorded as an addition to additional paid-in capital.
Carrying value and fair value
The carrying values of the liability and equity components of both the 2017 Notes and the 2015 Notes, together the "Notes", are reflected in our consolidated balance sheets as follows (in thousands):

	March 31, 2013	December 31, 2012
Long-term debt:
2.875% Convertible Senior Notes due 2015:
Principal amount	$25,000	$25,000
Unamortized discount of liability component	(2,584)	(2,830)
Unamortized debt issuance costs	(296)	(326)
Carrying value of liability component	22,120	21,844

1.75% Convertible Senior Notes due 2017:
Principal amount	460,000	460,000
Unamortized discount of liability component	(84,729)	(88,536)
Unamortized debt issuance costs	(10,556)	(11,008)
Carrying value of liability component	364,715	360,456
Total long-term debt	$386,835	$382,300

Equity—net carrying value
2.875% Convertible Senior Notes due 2015	$452	$452
1.75% Convertible Senior Notes due 2017	89,415	89,415
The fair values of the Notes, which are all Level 2 measurements, are summarized as follows (in thousands):

	March 31, 2013	December 31, 2012
2.875% Convertible Senior Notes due 2015	$26,640	$26,950
1.75% Convertible Senior Notes due 2017	453,560	462,850
Total	$480,200	$489,800

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
In January 2013, Lightlab filed a motion with the Delaware Chancery Court requesting the Chancery Court lift the stays in the Chancery Court Actions in order for Lightlab to file motions for injunctive relief. In April 2013, the Chancery Court denied this motion.
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
On September 20, 2010, Volcano filed its response, in which we denied the allegations that our PrimeWire ® products infringe any valid claim of St. Jude Medical's asserted patents. In addition, Volcano filed a counterclaim in which we have alleged that St. Jude Medical's PressureWire ® products and its RadiAnalyzer ® Xpress product infringe three Volcano patents. In our counterclaim, Volcano is seeking injunctive relief and monetary damages. A trial on the St. Jude Medical patents was scheduled for October 15, 2012 and a trial on Volcano's patents was scheduled for October 22, 2012.
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
On April 9, 2012, St. Jude Medical, Cardiology Division, Inc., St. Jude Medical Systems AB and St. Jude Medical S.C. filed a sealed complaint in the United States District Court for the District of Delaware alleging that Volcano Corporation infringes United States Patent No. 6,565,514. A claim construction hearing has been set for May 21, 2013. No trial date has been set in this case.
On April 16, 2013, we filed suit in Federal District Court in Delaware against St. Jude Medical, Cardiovascular and Ablation Technologies Division, Inc., St. Jude Medical, Cardiology Division, Inc., St. Jude Medical, U.S. Division, St. Jude Medical S.C. Inc., and St. Jude Medical Systems AB, (collectively, “St. Jude”) for infringement of Volcano's recently issued United States Patent Nos. 8,419,647 and 8,419,648 both entitled “Ultra Miniature Pressure Sensor.” Volcano's complaint accuses St. Jude's PressureWire™ Certus and PressureWire™ Aeris cardiac pressure sensing guide wire products (the “Accused Guide Wires”) and St. Jude's RadiAnalyzer™ Xpress Measurement System, Ilumien™ PCI Optimization System and Quantien™ Integrated FFR Platform, which are used with the Accused Guide Wires, of infringing the patented methods of United States Patent No. 8,419,647. Volcano's complaint also accuses the Accused Guide Wires of infringing the patented device claims of United States Patent No. 8,419,648.
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
On May 14, 2012, Volcano moved to dismiss the complaint in its entirety. The motion sought to dismiss the breach of fiduciary duty and implied covenant claims without leave for amendment, and to dismiss the breach of contract claim with leave to amend. By order dated August 6, 2012, the Court granted Volcano's motion as to all issues with leave to amend. The plaintiffs filed a Second Amended Complaint on August 20, 2012, which included a single claim for breach of the Merger Agreement. In addition, the plaintiffs identified in the Second Amended Complaint are listed as Christopher E. Banas and Paul Castella in their respective capacities as Shareholder Representatives under the Merger Agreement. Volcano answered the Second Amended Complaint on September 4, 2012, and in the same document Volcano asserted several affirmative defenses. A trial date has been scheduled for May 27, 2014 for this matter.
Litigation - Other
In November 2012, we became aware through newspaper reports in the Italian media that a then-current and a former employee of ours were under criminal investigation for an alleged violation of Italian anti-bribery laws. We also learned that Volcano Europe B.V.B.A., our wholly-owned subsidiary, had temporarily been prohibited from establishing new contractual relationships with hospitals that are part of the Italian national health system. Following a court hearing, the temporary prohibition was lifted. The Italian public prosecutor has requested that such prohibition be reinstituted. This request is pending. The Italian public prosecutor is alleging that the approximately €5,000 that we paid to an Italian state-employed physician for conducting a training session was paid in an effort to influence the outcome of a clinical trial.
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

Commitments
We have obligations under non-cancelable purchase commitments. The majority of these obligations related to inventory, primarily raw materials. At March 31, 2013, the future minimum payments under these non-cancelable purchase commitments totaled $41.2 million. Approximately $35.8 million of these commitments will require payment in 12 months, of which $27.6 million of these commitments will require payment prior to June 30, 2013. The remaining amount will require payments at various dates through 2016.
We have commitments to provide funding of $4.6 million to a clinical study conducted by a third-party and at March 31, 2013, we have a remaining obligation of up to $2.1 million. We will be billed as services are performed under the agreement. In addition, we have entered into agreements with other third parties to sponsor clinical studies. Generally, we contract with one or more clinical research sites for a single study and no one agreement is material to our consolidated results of operations or financial condition. We are usually billed as services are performed based on enrollment and are required to make payments over periods ranging from less than one year up to three years. Our actual payments under these agreements will vary based on enrollment.
On December 18, 2007, we acquired CardioSpectra, a privately held corporation. Subject to the terms of the merger agreement, we may be required to make milestone payments. The remaining milestone payments of up to $17.0 million may be payable upon achievement of the respective revenue targets described in the merger agreement. As of March 31, 2013, we have not achieved the respective revenue targets. Therefore, we have not recorded any liability related to these milestones. The milestone payments are payable, at our sole discretion, in cash, shares of our common stock, or a combination of both and will be accounted for if and when the milestone payments become payable. We have used, and will continue to use, commercially reasonable efforts to cause the milestones to occur. However, if we reasonably determine that a technical failure or commercial failure has occurred with respect to all or a part of the OCT program, we may, at our sole discretion, terminate all or part of the
OCT cardiovascular program.
On December 12, 2012, we acquired Crux, a privately held corporation. Subject to the terms of the merger agreement, a potential post-closing cash milestone payment of $3.0 million will be paid by us upon U.S. Food and Drug Administration, or FDA, clearance of a 510(k) application submitted by us on or before June 30, 2013 for an inferior vena cava filter retrieval device currently being developed by Crux. As of March 31, 2013, the estimated fair value of this contingent consideration of $2.9 million was recorded as a current liability. Additional contingent payments of an estimated $46.6 million would be due upon reaching various sales milestones described in the merger agreement. As of March 31, 2013, the estimated fair value of this contingent consideration of $28.2 million was recorded as a non-current liability. As of March 31, 2013, we have not achieved the respective 510(k) milestone or the sales milestones. We have used, and will continue to use, commercially reasonable efforts to achieve the 510(k) milestone and to develop and commercialize the different products and product candidates acquired in the Crux acquisition. However, if a technical failure or commercial failure occurs with respect to any of the products or product candidates acquired in the Crux acquisition, we may terminate our efforts to develop and commercialize such products or product candidates.
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
Equity Compensation Plans
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
At March 31, 2013, we have granted stock options, RSUs and performance-based RSUs under the 2005 Amended Plan. Stock options previously granted under the 2000 Long Term Incentive Plan that are canceled or expired will increase the shares available for grant under the 2005 Amended Plan. In addition, employees have purchased shares of the Company’s common stock under the 2007 Employee Stock Purchase Plan, or the Purchase Plan. At March 31, 2013, 1,512,422 shares and 158,259 shares remained available to grant under the 2005 Amended Plan and the Purchase Plan, respectively.

Fair Value Assumptions
The fair value of each stock option is estimated on the date of grant using the Black-Scholes model utilizing the following weighted-average assumptions:

	Three Months Ended March 31,
	2013	2012
Risk-free interest rate	0.6%	0.8%
Expected life (years)	4.06	4.0
Estimated volatility	38.0%	47.2%
Expected dividends	None	None
Weighted-average grant date fair value	$7.75	$10.79
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
The first offering period under the Purchase Plan commenced in September 2007. The fair value of each purchase option under the Purchase Plan is estimated at the beginning of each purchase period using the Black-Scholes model utilizing the following weighted-average assumptions:

	Three Months Ended March 31,
	2013	2012
Risk-free interest rate	0.1%	0.1%
Expected life (years)	0.5	0.5
Estimated volatility	28.4%	40.6%
Expected dividends	None	None
Fair value of purchase right	$5.97	$7.48
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
We recognize the estimated compensation cost of performance-based RSUs, net of estimated forfeitures. The performance-based RSUs are earned upon attainment of identified performance goals, some of which contain discretionary metrics. As such, these awards are re-valued based on our traded stock price at the end of each reporting period. If the discretion is removed, the award will be classified as a fixed equity award. The fair value of the awards will be based on the measurement date, which is the date the award becomes fixed. Expense is recognized on a straight-line basis over the requisite service period for each vesting tranche of the award.
The following table sets forth stock-based compensation expense included in our consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of revenues	$192	$152
Selling, general and administrative	2,981	2,996
Research and development	425	469
	$3,598	$3,617

No stock-based compensation expense related to non-employees in the three months ended March 31, 2013 and 2012.
In the three months ended March 31, 2013 and 2012, we recorded $233,000 and $352,000, respectively, of stock-based compensation expense related to the Purchase Plan.
At March 31, 2013 and December 31, 2012, there was $272,000 and $258,000, respectively, of total stock-based compensation cost capitalized in inventories.
We estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rates in the three months ended March 31, 2013 and 2012 are based on our historical forfeiture experience.
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
The following table sets forth our revenues by segment and product (in thousands):

	Three Months Ended March 31,
	2013	2012
Medical segment:
Consoles	$8,959	$8,116
Single-procedure disposables:
IVUS	47,966	53,484
FM	26,823	20,138
Other	7,971	6,620
Sub-total medical segment	91,719	88,358
Industrial segment	1,512	2,002
	$93,231	$90,360
The following table sets forth our revenues by geography expressed as dollar amounts (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues (1):
United States	$43,331	$41,377
Japan	28,181	30,789
Europe, the Middle East and Africa	16,088	13,664
Rest of world	5,631	4,530
	$93,231	$90,360

(1)
Revenues are attributed to geographies based on the location of the customer, except for shipments to original equipment manufacturers, which are attributed to the country of origin of the equipment distributed.

At March 31, 2013, approximately 44% of our long-lived assets, excluding financial assets, are located in the U.S., approximately 42% are located in Costa Rica, 10% are located in Japan, and less than 5% are located in our remaining geographies. At December 31, 2012, approximately 42% of our long-lived assets, excluding financial assets, were located in the U.S., approximately 42% are located in Costa Rica, approximately 12% were located in Japan, and less than 5% were located in our remaining geographies.
At March 31, 2013 and December 31, 2012, goodwill of $51.6 million has been allocated entirely to our medical segment.

7. Income Taxes
Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain discrete items. The Company recorded an income tax benefit of $3.7 million during the three months ended March 31, 2013, resulting in an effective benefit rate of 54.0%. We recorded income tax expense of $137,000 during the three months ended March 31, 2012, resulting in an income tax expense rate of 33.6%. The Company updates its annual effective income tax rate each quarter and if the estimated effective income tax rate changes, a cumulative adjustment is made.
During the quarter ended March 31, 2013, federal legislation was enacted within the U.S. that retroactively allowed a research and development (R&D) tax credit for all of 2012 and extended the R&D credit through the twelve months ending December 31, 2013. Because this legislation was enacted in 2013, the full benefit of the credit related to 2012's activities was recognized during the three months ended March 31, 2013. In the absence of the 2012 R&D credit, our effective benefit tax rate for the three months ended March 31, 2013 would have been 38.8%.
The annual effective income tax rate for 2013, exclusive of the impact of the R&D tax credit discussed above, is expected to be higher than the U.S. federal statutory rate of 35.0% primarily due to state income taxes, net of federal benefit, estimates for certain non-deductible expenses and foreign rate differentials.

8. Subsequent Events
On April 16, 2013, we filed suit in Federal District Court in Delaware against St. Jude Medical, Cardiovascular and Ablation Technologies Division, Inc., St. Jude Medical, Cardiology Division, Inc., St. Jude Medical, U.S. Division, St. Jude Medical S.C. Inc., and St. Jude Medical Systems AB, (collectively, “St. Jude”) for infringement of Volcano's recently issued United States Patent Nos. 8,419,647 and 8,419,648 both entitled “Ultra Miniature Pressure Sensor.” See Note 4 “Commitments and Contingencies — Litigation — St. Jude Medical” for additional information.
In April 2013, we initiated a hedging program that broadened our use of foreign currency forward contracts to manage portions of our foreign currency risk related to our intercompany sales with our foreign subsidiaries and other non-functional currency transactions worldwide. Our program is not designated for trading or speculative purposes. We will initially report any gain or loss on the effective portion of a cash flow hedge as a component of accumulated other comprehensive income and subsequently reclassify to revenues or interest expense when the hedged transactions are recorded.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements: This quarterly report on Form 10-Q ("Quarterly Report”) contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. In some cases, you can identify these “forward-looking statements” by words like “may,” “will,” “should,” "could," “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” "intends" or “continues” or the negative of those words and other comparable words. Forward-looking statements include, but are not limited to, statements about:

•	our intentions, beliefs and expectations regarding our expenses, sales, operations and future financial performance;

•	our operating results;

•	our plans for future products and enhancements of existing products;

•	anticipated growth and trends in our business;

•	the timing of and our ability to maintain and obtain regulatory clearances or approvals;

•	our belief that our cash and cash equivalents and available-for-sale investments will be sufficient to satisfy our anticipated cash requirements;

•	our expectations regarding our revenues, customers and distributors;

•	our beliefs and expectations regarding our market penetration and expansion efforts;

•	our expectations regarding the benefits and integration of recently-acquired businesses and our ability to make future acquisitions and successfully integrate any such future-acquired businesses;

•	our anticipated trends and challenges in the markets in which we operate; and

•	our expectations and beliefs regarding and the impact of investigations, claims and litigation
These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed here. For a detailed discussion of the risks and uncertainties that could contribute to such differences see the “Risk Factors” section in Part II, Item 1A of this Quarterly Report. Any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.
Overview
We design, develop, manufacture and commercialize a broad suite of precision guided therapy tools including intravascular imaging, or IVI, comprised largely of intravascular ultrasound, or IVUS, and fractional flow reserve, or FFR, products. We believe that these products enhance the diagnosis and treatment of vascular heart disease by improving the efficiency and efficacy of existing diagnostic angiograms and percutaneous interventional, or PCI, therapy procedures in the coronary arteries or peripheral arteries and veins. We are facilitating the adoption of functional PCI, in which our FFR technology is used to determine whether or not a stent is necessary, and IVUS is used to guide stent placement and optimization. We market our products to physicians, nurses and technicians who perform a variety of endovascular based coronary and peripheral interventional procedures in hospitals and to other personnel who make purchasing decisions on behalf of hospitals.
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
We have infrastructure in the U.S.A., Europe, Japan, Costa Rica and Israel. Our corporate office is located in California, U.S. Our manufacturing operations are located in California and Massachusetts, U.S., and Costa Rica. We have research and development facilities in California, Massachusetts, Ohio, Georgia, and Israel. We have sales and distribution offices in the U.S., Japan, Europe and South Africa.
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
At March 31, 2013, we had a worldwide installed base of over 7,900 consoles. We intend to grow and leverage this installed base to drive recurring sales of our single-procedure disposable catheters and guide wires. In the three months ended March 31, 2013, the sale of our single-procedure disposable catheters and guide wires accounted for $74.8 million, or 81.5% of our medical segment revenues, a $1.2 million, or 1.6% increase from the three months ended March 31, 2012, in which the sale of our single-procedure disposable catheters and guide wires accounted for $73.6 million, or 83.3% of our medical segment revenues.
In the three months ended March 31, 2013 and 2012, 46.7% and 48.0%, respectively, of our revenues and 22.1% and 22.3%, respectively, of our operating expenses were denominated in various non-U.S. dollar currencies, primarily the euro and the Japanese yen. We expect that a significant portion of our revenue and operating expenses will continue to be denominated in non-U.S. dollar currencies. As a result, we are subject to risks related to fluctuations in foreign currency exchange rates, which could affect our operating results in the future. If our yen or euro denominated sales exceed our yen or euro denominated costs, and the U.S. dollar strengthens relative to the yen or euro, there is an adverse effect on our results of operations. Conversely, if the U.S. dollar weakens relative to the yen or euro, there is a positive effect on our results of operations. For example, the average exchange rate of one U.S. dollar to yen increased 15.5% from 78.1 in the three months ended March 31, 2012 to 90.2 in the three months ended March 31, 2013, which resulted in a net negative impact to our operating results for the three months ended March 31, 2013 in the amount of approximately $2.6 million. The average exchange rate of one euro to U.S. dollar remained consistent in the three months ended March 31, 2013 compared with the three months ended March 31, 2012.
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
The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act were enacted into law in the U.S. on March 23, 2010. The legislation imposes on medical device manufacturers a 2.3 percent excise tax on U.S. sales of Class I, II and III medical devices beginning January 1, 2013. The Company's effective rate for this excise tax is less than the statutory rate which is primarily due to international sales. We expect our medical device excise taxes to be approximately 0.5% to 1.0% of revenue for the remainder of 2013.
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
In addition, the political unrest in certain regions of the world may have adverse consequences to the global economy or to our customers in certain regions, which could negatively impact our business. Uncertainty about future economic conditions may make it more difficult for us to forecast operating results and to make decisions about future investments. For further discussion, see “Risk Factors—General national and worldwide economic conditions may materially and adversely affect our financial performance and results of operations.”
Financial Operations Overview
The following is a description of the primary components of our revenue and expenses.
Revenues. We derive our revenues from two reporting segments: medical and industrial. Our medical segment represents our core business, in which we derive revenues primarily from the sale of our consoles and single-procedure disposables. Our industrial segment derives revenues related to the sales of Axsun’s micro-optical spectrometers and optical channel monitors to telecommunication and other industrial companies. In the three months ended March 31, 2013, we generated $93.2 million of revenues which is comprised of $91.7 million from our medical segment and $1.5 million from our industrial segment. We experienced increases in revenues related to consoles and FFR single-procedure disposables and decrease in revenues related to IVUS single-procedure disposables in the three months ended March 31, 2013 compared with the same period in prior year. In the three months ended March 31, 2013, 9.8% of our medical segment revenues were derived from the sale of our consoles, 52.3% from IVUS single-procedure disposables and 29.2% from FFR single-procedure disposables as compared with 9.2% from consoles, 60.5% from IVUS single-procedure disposables and 22.8% from FFR single-procedure disposables in the same period in prior year. Other revenues consist primarily of service and maintenance revenues, shipping and handling revenues, sales of distributed products, spare parts sales, and license fees.
We expect to experience variability in our quarterly revenues from console sales due in part to the timing of hospital capital equipment purchasing decisions. Further, we expect variability of our revenues based on the timing of our new product introductions, which may cause our customers to delay their purchasing decisions until the new products are commercially available.
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
The new U.S. medical device excise tax on the sale of medical devices was effective January 1, 2013. The statutory rate of the medical device excise tax is 2.3% of revenues on initial sales of finished medical products sold in the United States. The Company's effective rate for this excise tax is less than the statutory rate which is primarily due to international sales. We expect our medical device excise taxes to be approximately 0.5% to 1.0% of revenue for the remainder of 2013.

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
Interest Expense. Interest expense is comprised of interest expense related to our convertible senior notes, including coupon interest, accretion of debt discount, and amortization of issuance costs, and interest expense related to our long term debt to the Israeli government resulting from the Sync-RX acquisition, offset by interest capitalization related to the Costa Rica plant construction, before the plant was placed into service in the second quarter of 2012, and our global Enterprise Resource Planning, or ERP, system implementation.
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
Results of Operations
The following table sets forth items derived from our consolidated statements of operations for the three months ended March 31, 2013 and 2012 presented in both absolute dollars (in thousands) and as a percentage of revenues, with the dollar and percentage change year over year:

	Three Months Ended March 31,				Changes
	2013		2012		$	%
Revenues	$93,231	100.0%	$90,360	100.0%	$2,871	3.2%
Cost of revenues, excluding amortization of intangibles	33,127	35.5	29,573	32.7	3,554	12.0
Gross profit	60,104	64.5	60,787	67.3	(683)	(1.1)
Operating expenses:
Selling, general and administrative	43,829	47.0	44,345	49.1	(516)	(1.2)
Research and development	15,651	16.8	13,649	15.1	2,002	14.7
Amortization of intangibles	834	0.9	872	1.0	(38)	(4.4)
Acquisition related items	1,578	1.7	—	—	1,578	—
Total operating expenses	61,892	66.4	58,866	65.2	3,026	5.1
Operating income	(1,788)	(1.9)	1,921	2.1	(3,709)	(193.1)
Interest income	338	0.4	230	0.3	108	47.0
Interest expense	(6,545)	(7.0)	(1,472)	(1.6)	(5,073)	344.6
Exchange rate loss	(778)	(0.8)	(175)	(0.2)	(603)	344.6
Other, net	1,898	2.0	(96)	(0.1)	1,994	(2,077.1)
Income before income tax	(6,875)	(7.4)	408	0.5	(7,283)	(1,785.0)
Income tax (benefit) expense	(3,714)	(4.0)	137	0.2	(3,851)	(2,810.9)
Net income	$(3,161)	(3.4)%	$271	0.3%	$(3,432)	(1,266.4)%

The following table sets forth our revenues by segment and product (in thousands) and the changes in revenues between the specified periods:

	Three Months Ended March 31,		Changes
	2013	2012	$	%
Medical segment:
Consoles	$8,959	$8,116	$843	10.4%
Single-procedure disposables:
IVUS	47,966	53,484	(5,518)	(10.3)%
FFR	26,823	20,138	6,685	33.2%
Other	7,971	6,620	1,351	20.4%
Sub-total medical segment	91,719	88,358	3,361	3.8%
Industrial segment	1,512	2,002	(490)	(24.5)%
	$93,231	$90,360	$2,871	3.2%
The following table sets forth our revenues by geographic area (in thousands) and the changes in revenues in the specified periods:

	Three Months Ended March 31,		Changes
	2013	2012	$	%
Revenues (1):
United States	$43,331	$41,377	$1,954	4.7%
Japan	28,181	30,789	(2,608)	(8.5)%
Europe, the Middle East and Africa	16,088	13,664	2,424	17.7%
Rest of world	5,631	4,530	1,101	24.3%
	$93,231	$90,360	$2,871	3.2%

(1)
Revenues are attributed to geographies based on the location of the customer, except for shipments to original equipment manufacturers, which are attributed to the country of origin of the equipment distributed.

Comparison of Three Months Ended March 31, 2013 and 2012
Revenues. Overall, the increase in the medical segment revenue in the three months ended March 31, 2013 compared with the three months ended March 31, 2012 was driven by increased demand for our consoles and FFR disposable products, partially offset by the unfavorable impacts of foreign exchange rates to the yen and the decreased demand for the IVUS disposable products due to a decline in the number of PCI procedures in the United States. We believe the decline is in part due to concerns by clinicians and payers regarding the appropriateness of conducting PCI procedures, concerns regarding the efficacy of therapeutic treatment options, the long-term efficacy of drug-eluting stents, economic constraints, and reduced rates of restenosis. If the number of PCI procedures continues to decline, it may adversely impact our operating results and our business prospects.
The increases in FFR disposable revenues were primarily due to the increased adoption of the technology based on clinical study data. The increase in other revenues is primarily due to higher sales of third-party products and higher service contract and rental revenues.
We recognized increases in revenues across all our key geographic markets except for Japan. The decrease in Japan is mainly due to the unfavorable impact of foreign currency exchange related to the yen and the unfavorable impact on pricing as a result of a reduction in the medical reimbursement rate in Japan that became effective in the second quarter of 2012.
Cost of Revenues. The increase in the cost of revenues in the three months ended March 31, 2013 compared with the three months ended March 31, 2012 was primarily due to higher sales volume. Gross margin was 64.5% of revenues in three months ended March 31, 2013, decreasing from 67.3% of revenues in the three months ended March 31, 2012. This unfavorable change in gross margin was primarily the result of the unfavorable impacts of foreign exchange rates related to the yen, product mix, duplicate costs related to the transition of certain manufacturing operations to Costa Rica, and unfavorable impact on pricing as a result of a reduction in the medical reimbursement rate in Japan.
Selling, General and Administrative. The decrease in selling, general and administrative expenses in the three months ended March 31, 2013 as compared with the three months ended March 31, 2012 was primarily due to the favorable impact of foreign currency exchange related to yen and the Costa Rica start up expense during the pre-production phase in the first quarter of 2012 while there was no such expense during the first quarter of 2013. The decrease was largely offset by the higher variable costs for U.S. sales driven by higher sales volumes and expansion of Japanese and European sales and marketing organization, including continued growth in our Japanese and European operation to support our direct sales efforts there and increased information technology and infrastructure expenses to support company growth.
In addition, medical device excise taxes for the first quarter of 2013 totaled $634,000, or 0.68% of revenue. This new U.S. tax on the sale of medical devices was effective January 1, 2013, thus there was no corresponding amount for the first quarter of 2012. The statutory rate of the medical device excise tax is 2.3% of revenues on initial sales of finished medical products sold in the United States. The Company's effective rate for this excise tax is less than the statutory rate which is primarily due to international sales. We expect our medical device excise taxes to be approximately 0.5% to 1.0% of revenue for the remainder of 2013.
Research and Development. The increase in research and development expenses in the three months ended March 31, 2013 compared with the three months ended March 31, 2012 was primarily due to increased spending on various product development projects and activities supporting other acquired technologies.
Amortization of Intangibles. The amortization of intangibles in the three months ended March 31, 2013 as compared with the three months ended March 31, 2012 remained consistent.
Acquisition-Related Items. The acquisition-related items during the three months ended March 31, 2013 consist of transaction costs related to the Sync-Rx and Crux acquisitions and the change in fair value of the contingent consideration related to the Crux acquisition as a result of the passage of time.
Interest Income. The increase in interest income for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily due to the increase in our available-for-sale investment balance resulting from the proceeds of our convertible debt offering discussed in Note 3 of our unaudited condensed consolidated financial statements "Financial Statement Details - Debt".
Interest Expense. The increase in interest expense during the three months ended March 31, 2013 compared with three months ended March 31, 2012 was primarily related to interest and accretion of debt discount incurred on the convertible debt issued in December 2012, net of savings resulting from the partial retirement in the fourth quarter of 2012 of the convertible debt issued in September 2010.
Exchange Rate Gain (Loss). During the three months ended March 31, 2013 and 2012, the impact of fluctuations in exchange rates was somewhat mitigated by our hedging practices. Through our hedging program, we are able to reduce the volatility of our exchange rate gains and losses resulting from the remeasurement of our intercompany receivable balances at current exchange rates.
Other. During the three months ended March 31, 2013, the Company recognized $1.9 million of gains in connection with the liquidation of a long term investment, which had been accounted for using the cost method.
Provision for Income Taxes. During the three months ended March 31, 2013, we recognized income tax benefit of $3.7 million compared to an income tax expense of $137,000 during the three months ended March 31, 2012. During the quarter ended March 31, 2013, federal legislation was enacted within the U.S. that retroactively allowed a research and development (R&D) tax credit for all of 2012 and extended the R&D credit through the twelve months ending December 31, 2013. Because this legislation was enacted in 2013, the full benefit of the credit related to 2012's activities was recognized during the three months ended March 31, 2013.
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
On September 20, 2010, we issued $115.0 million principal amount of 2.875% Notes due 2015, or the 2015 Notes, in an offering registered under the Securities Act of 1933, as amended. To hedge against potential dilution upon conversion of the 2015 Notes, we purchased call options on our common stock. In addition, to reduce the cost of the hedge, under separate transactions we sold warrants. We received proceeds of $100.5 million from issuance of the 2015 Notes, net of issuance costs ($4.5 million) and net payments related to our hedge transactions ($10.0 million).
On December 5, 2012, we issued $460.0 million principal amount of 1.75% Notes due 2017, or the 2017 Notes, in an offering registered under the Securities Act of 1933, as amended. To hedge against potential dilution upon conversion of the 2017 Notes, we purchased call options on our common stock. In addition, to reduce the cost of the hedge, under separate transactions we sold warrants. We received proceeds of $409.3 million from the issuance of the 2017 Notes, net of issuance costs ($14.6 million) and net payments related to our hedge transactions ($36.1 million).
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
At March 31, 2013, our cash and cash equivalents and available-for-sale investments totaled $504.4 million. We invest our excess funds in short-term and long-term securities issued by corporations, banks, the U.S. government, municipalities, and financial holding companies and in money market funds comprised of U.S. Treasury and agency securities.
At March 31, 2013, our accumulated deficit was $85.1 million. During the three months ended March 31, 2013, our business used approximately $7.9 million in cash related to operating activities. During the three months ended March 31, 2012, our business generated approximately $10.5 million in cash flows from operating activities.
Cash Flows (in thousands)

	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in) operating activities	$(7,871)	$10,505
Net cash used in investing activities	(48,117)	(58,380)
Net cash provided by financing activities	2,392	4,865
Effect of exchange rate changes on cash and cash equivalents	(724)	(562)
Net change in cash and cash equivalents	$(54,320)	$(43,572)
Cash Flows from Operating Activities. Cash used in operating activities of $7.9 million for the three months ended March 31, 2013 reflected our net loss of $3.2 million, adjusted for non-cash expenses, consisting primarily of $6.8 million of depreciation and amortization, including amortization or accretion of investment premium or discount, $3.6 million of stock-based compensation expense, $4.6 million of accretion of debt discount on convertible notes, and $936,000 for the accretion of the contingent consideration related to the Crux acquisition. An additional source of cash included decrease in accounts receivable of $2.7 million. Uses of cash include an increase of prepaid expenses and other assets of $4.4 million, decreases in accounts payable of $4.8 million, accrued compensation of $4.8 million, other accrued liabilities of $5.0 million and an increase in inventories of $6.2 million related to increased forecast sales demand.

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
Cash Flows from Investing Activities. During the three months ended March 31, 2013, $110.5 million was used to purchase short-term and long-term available-for-sale securities and $7.3 million was used for capital expenditures, including purchases of medical diagnostic equipment, manufacturing equipment and ERP system implementation. These purchases were partially offset by $67.1 million from the sale or maturity of investments.
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
Cash Flows from Financing Activities. Cash provided by financing activities in the three months ended March 31, 2013 consisted primarily of $0.7 million from exercises of common stock options and $1.7 million from the sale of common stock under our employee stock purchase plan.
Cash provided by financing activities was $4.9 million in the three months ended March 31, 2012, resulting primarily from proceeds of $3.0 million from employee exercises of common stock options and $1.9 million from the issuance of stock under our employee stock purchase plan.
Future Liquidity Needs
At March 31, 2013, we believe our current cash and cash equivalents and our available-for-sale investments will be sufficient to fund working capital requirements, debt service requirements, capital expenditures and operations for at least the next 12 months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.
Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of any future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, the extent to which we engage in acquisitions or other strategic transactions in which we use cash as consideration, working capital required to support our sales growth, funds required to service our debt, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, our need for infrastructure to support our sales growth, the continuing acceptance of our products in the marketplace, competing technologies and changes in the market and regulatory environment and cash that may be required to settle our foreign currency hedges.
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
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2012.
Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification to business partners and customers for losses suffered or incurred for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The term of these indemnification arrangements is generally perpetual. The maximum potential amount of future payments we could be required to make under these agreements is unlimited. At March 31, 2013, we have not incurred any costs to defend lawsuits or settle claims related to these indemnification arrangements.

Contractual Obligations
At March 31, 2013, there were no additional material contractual obligations other than the items detailed in Note 4 - “Commitments and Contingencies–Purchase Commitments” and those disclosed in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" of our annual report on Form 10-K for the year ended December 31, 2012.

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
Interest Rate Risk
Our exposure to interest rate risk at March 31, 2013 is related to the investment of our excess cash into highly liquid financial investments as well as our convertible debt which has a fixed rate. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates.
At March 31, 2013, we held $504.4 million in cash and cash equivalents and available-for-sale investments of which $408.6 million consisted of highly liquid financial investments with original final maturities of one year or less and the remaining amount was long-term available-for-sale investments with original final maturities over one year. Based upon our balance of cash and cash equivalents and investments, the impact of an increase or decrease in interest rates of 10 basis points would cause a corresponding increase or decrease in our annual interest income of approximately $500,000 from these investments.
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
Foreign Currency Exchange Risk
We are exposed to foreign currency risk related primarily to our operations in Europe and Japan. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro and the yen, could adversely affect our financial results. During the three months ended March 31, 2013, 17.0% and 29.7% of our revenues were denominated in the euro and yen, respectively, and 9.9% and 12.2% of our operating expenses were denominated in the euro and the yen, respectively. If our yen or euro denominated sales exceed our yen or euro denominated costs, and the U.S. dollar strengthens relative to the yen or euro, there is an adverse effect on our results of operations. Conversely, if the U.S. dollar weakens relative to the yen or euro, there is a positive effect on our results of operations. For example, the average exchange rate of one U.S. dollar to yen increased 15.5% from 78.1 in the three months ended March 31, 2012 to 90.2 in the three months ended March 31, 2013, which resulted in a net negative impact to our operating results for the three months ended March 31, 2013 in the amount of approximately $2.6 million. The average exchange rate of euro to U.S. dollar remained consistent in the three months ended March 31, 2013 compared with the three months ended March 31, 2012.
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

We use foreign exchange forward contracts to manage a portion of the foreign currency risk for foreign subsidiaries with monetary assets and liabilities denominated in the yen and the euro. Commencing April 2013, we initiated a hedging program that broadened our use of foreign currency forward contracts to manage portions of our foreign currency risk related to our intercompany sales with our foreign subsidiaries and other non-functional currency transactions worldwide. We only use derivative financial instruments to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates; we do not hold any derivative financial instruments for trading or speculative purposes. During the three months ended March 31, 2013, we primarily use foreign exchange forward contracts to hedge foreign currency exposures, and they generally have terms of one year or less. Realized and unrealized gains or losses on the value of financial contracts used to hedge the exchange rate exposure of these monetary assets and liabilities are also included in the determination of net income, as these transactions have not been designated for hedge accounting treatment. These contracts effectively fix the exchange rate at which these specific monetary assets and liabilities will be settled so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying monetary assets and liabilities. These contracts contain net settlement features. If we experience unfavorable changes in foreign exchange rates, we may be required to use significant amounts of cash to settle the transactions which may adversely affect the operating results that we report with respect to the corresponding period. For the three months ended March 31, 2013 and 2012, we recorded $934,000 and $2.1 million of exchange rate gain, respectively, related to our foreign exchange forward contracts.
We currently hold foreign exchange forward contracts with one counterparty. The bank counterparty in these contracts exposes us to credit-related losses in the event of their nonperformance. However, to mitigate that risk, we only contract with counterparties who meet our minimum credit quality guidelines. In addition, our exposure in the event of a default by our counterparty is limited to the changes in value of our hedged balances. At March 31, 2013, we were in a net asset position with our counterparty for $4.7 million.
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

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, at March 31, 2013, our disclosure controls and procedures were effective.
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
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 4 “Commitments and Contingencies – Litigation” to our unaudited condensed consolidated financial statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

Item 1A.	Risk Factors

The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors previously disclosed in Item 1A to our annual report on Form 10-K.
Risks Related to Our Business and Industry

* We are dependent on the success of our consoles and catheters and cannot be certain that IVUS and FFR technology or our IVUS and FFR products will achieve the broad acceptance necessary for us to sustain a profitable business.
Our revenues are primarily derived from sales of our IVUS and FFR products, which include our multi-modality consoles and our single-procedure disposable catheters and fractional flow reserve wires. IVUS technology is widely used in Japan for determining the placement of stents in patients with coronary disease but the penetration rate in the United States and Europe for the same type of procedure is relatively low. Our wires are used to measure the pressure and flow characteristics of blood around plaque, enabling physicians to gauge the physiological impact of blood flow and pressure. We expect that sales of our IVUS and FFR products will continue to account for a majority of our revenues for the foreseeable future, however it is difficult to predict the penetration and future growth rate or size of the market for IVUS and FFR technology. The expansion of the IVUS and FFR markets depends on a number of factors, such as:

•	physicians accepting the benefits of the use of IVUS and FFR in conjunction with angiography;

•	physician experience with IVUS and FFR products either used alone or jointly used in a single percutaneous coronary intervention, or PCI;

•	the availability of training necessary for proficient use of IVUS and FFR products, as well as willingness by physicians to participate in such training;

•	the additional procedure time required for use of IVUS and FFR compared to the perceived benefits;

•	the perceived risks generally associated with the use of our products and procedures, especially our new products and procedures;

•	the placement of our products in treatment guidelines published by leading medical organizations;

•	the availability of alternative treatments or procedures that are perceived to be or are more effective, safer, easier to use or less costly than IVUS and FFR technology;

•	hospitals' willingness, and having sufficient budgets, to purchase our IVUS and FFR products;

•	the size and growth rate of the PCI market in the major geographies in which we operate;

•	the availability of adequate reimbursement in the United States and other countries; and

•	the success of our marketing efforts and publicity regarding IVUS and FFR technology.
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
We derive, and anticipate that we will continue to derive, a significant portion of our revenues from operations in Japan and Europe. As we expand internationally, we will need to hire, train and retain qualified personnel for our manufacturing and direct sales efforts, retain distributors and train their and our manufacturing, sales and other personnel in countries where language, cultural or regulatory impediments may exist. We cannot ensure that distributors, physicians, regulators or other government agencies outside the United States will accept our products, services and business practices. Further, we purchase and manufacture some components in foreign markets. The manufacture, sale and shipment of our products and services across international borders, as well as the purchase of components from non-U.S. sources, subject us to extensive U.S. and foreign governmental trade regulations. Current or future trade, social and environmental regulations or political issues could restrict the supply of resources used in production or increase our costs. Compliance with such regulations is costly. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Failure to comply with applicable legal and regulatory obligations could result in the disruption of our manufacturing, shipping and sales activities. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions, including:

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

* Declines in the number of PCI procedures performed for any reason may adversely impact our business.
Our IVUS and FFR products are used in connection with procedures. Physicians may choose to perform fewer PCI procedures. For example, recently the number of PCI procedures declined in the United States, in part due to concerns regarding the efficacy of therapeutic treatment options, the long-term efficacy of drug-eluting stents, economic constraints, reduced rates of restenosis and concerns by clinicians and payers regarding the appropriateness of conducting PCI procedures. If the number of PCI procedures continues to decline, the need for IVUS and FFR procedures could also decline, which would adversely impact our operating results and our business prospects.
* We have a limited operating history and have only achieved profitability in 2010, 2011 and 2012. We do not expect to be profitable in 2013 and cannot assure you that we will achieve and sustain profitability in future periods.
We were formed in January 2000 and have been profitable, on a full-year basis, only in 2010, 2011 and 2012. We do not expect to be profitable in 2013. To the extent that we are able to increase revenues, we expect our operating expenses will also increase as we expand our business to meet anticipated growing demand for our products, devote resources to our sales, marketing and research and development activities and satisfy our debt service obligations. If we are unable to reduce our cost of revenues and our operating expenses, we may not achieve profitability in future. We expect to experience quarterly fluctuations in our revenues due to the timing of capital purchases by our customers and to a lesser degree the seasonality of disposable consumption by our customers. Additionally, expenses will fluctuate as we make future investments in research and development, selling and marketing and general and administrative activities, including as a result of new product introductions, transitioning from distributor arrangements to a direct sales force in different markets, satisfying our debt service obligations, and fund our litigation costs. This will cause us to experience variability in our reported earnings and losses in future periods. You should not rely on our operating results for any prior quarterly or annual period as an indication of our future operating performance.
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
Even though we engage in foreign currency hedging arrangements for certain of our revenues and operating expenses, foreign currency fluctuations may adversely affect our revenues and earnings. During the three months ended March 31, 2013, 17.0% and 29.7% of our revenues were denominated in the euro and yen, respectively, and 9.9% and 12.2% of our operating expenses were denominated in the euro and the yen, respectively. We use foreign currency forward contracts to manage a portion of the foreign currency risk related to our intercompany receivable balances with our foreign subsidiaries whose functional currencies are the euro and yen. Commencing April 2013, we initiated a hedging program that broadened our use of foreign currency forward contracts to manage portions of our foreign currency risk related to our intercompany sales with our foreign subsidiaries and other non-functional currency transactions worldwide. We cannot be assured our hedges will be effective or that the costs of the hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro and the yen, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results. In periods of a strengthening U.S. dollar relative to the yen or the euro, we would record less revenue and our results of operations could be negatively impacted.
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
* We may encounter a number of challenges relating to the management and operation of our newly constructed Costa Rica facilities, and the expansion has and will continue to increase our fixed costs, which may have a negative impact on our financial results and condition.
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
Disruptions or other adverse developments during the operations of our Costa Rica facilities could materially adversely affect our business. If our Costa Rica operations are disrupted for any reason, we may be forced to locate alternative manufacturing facilities, including facilities operated by third parties. Disruptions may include, but are not limited to: changes in the legal and regulatory environment in Costa Rica; slowdowns or work stoppages within the Costa Rican customs authorities; acts of God (including but not limited to potential disruptive effects from an active volcano near the facility or earthquakes, hurricanes and other natural disasters); and other issues associated with significant operations that are remote from our headquarters and operations centers. Additionally, continued growth in product sales could outpace the ability of our Costa Rican operation to supply products on a timely basis or cause us to take actions within our manufacturing operations, which increase costs, complexity and timing. Locating alternative facilities would be time-consuming, would disrupt our production and cause shipment delays and could result in damage to our reputation and profitability. Additionally, we cannot assure you that alternative manufacturing facilities would offer the same cost structure as our Costa Rica facility.
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
* If we are unable to recruit, hire and retain skilled and experienced personnel, our ability to effectively manage and expand our business will be harmed.

Our success largely depends on the skills, experience and efforts of our officers and other key employees who may terminate their employment at any time. The loss of any of our senior management team, in particular our President and Chief Executive Officer, R. Scott Huennekens, could harm our business. We have entered into employment contracts or similar agreements with R. Scott Huennekens; our Chief Financial Officer, John T. Dahldorf and our President, Commercial U.S. & APLAC Sales, Jorge J. Quinoy, but these agreements do not guarantee that they will remain employed by us in the future. The announcement of the loss of one of our key employees could negatively affect our stock price. Our ability to retain our skilled workforce and our success in attracting and hiring new skilled employees will be a critical factor in determining whether we will be successful in the future. We face challenges in hiring, training, managing and retaining employees in certain areas including clinical, technical, sales and marketing. This could delay new product development and commercialization, and hinder our marketing and sales efforts, which would adversely impact our competitiveness and financial results.
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
* We are subject to federal, state and foreign healthcare laws and regulations and implementation or changes to such healthcare laws and regulations could adversely affect our business and results of operations.
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
On June 28, 2012, the United States Supreme Court upheld the constitutionality of PPACA, excepting certain provisions that would have required states to expand their Medicaid programs or risk losing all of the state's Medicaid funding. At this time, it remains unclear whether there will be any further changes made to PPACA, whether in part or in its entirety. We are unable to predict at this time the impact of such recently enacted federal healthcare reform legislation on the medical device industry in general, or on us in particular, and what, if any, additional legislation or regulation relating to the medical device industry may be enacted in the future. An expansion in the government's role in the U.S. healthcare industry may cause general downward pressure on the prices of medical device products, lower reimbursements for procedures using our products, reduce medical procedure volumes and adversely affect our business and results of operations. Although we cannot predict the many ways that the federal healthcare reform laws might affect our business, sales of certain of our products became subject to the 2.3% excise tax beginning in 2013. It is unclear whether and to what extent, if at all, other anticipated developments resulting from the federal healthcare reform legislation, such as an increase in the number of people with health insurance and an increased focus on preventive medicine, may provide us additional revenue to offset this excise tax. If additional revenue does not materialize, or if our efforts to offset the excise tax through spending cuts or other actions are unsuccessful, the increased tax burden would adversely affect our financial performance, which in turn could cause the price of our stock to decline. In addition, a number of foreign governments are also considering or have adopted proposals to reform their healthcare systems.

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
In November 2012, we became aware through newspaper reports in the Italian media that a then-current and a former employee of ours were under criminal investigation for an alleged violation of Italian anti-bribery laws. We also learned that we had temporarily been prohibited from establishing new contractual relationships with hospitals that are part of the Italian national health system. Following a court hearing, the temporary prohibition was lifted, but such prohibition may be reinstituted in the future. The Italian public prosecutor is alleging that the approximately 5,000 Euro that we paid to an Italian state-employed physician for conducting a training session was paid in an effort to influence the outcome of a clinical trial. Although we dispute these allegations, if we are unsuccessful in our defense, we may be faced with fines, penalties and a debarment from creating new contractual relationships with hospitals that are part of the Italian national health system. As a result, we cannot assure you that the outcome of this investigation would not have material adverse effects to our business in Italy, or harm our reputation in Europe generally, which could negatively affect our sales.
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
* Compliance with environmental laws and regulations could be expensive, and failure to comply with these laws and regulations could subject us to significant liability.
We use hazardous materials in our research and development and manufacturing processes, including specifically the sterilization processes conducted at our Costa Rica facility. We are subject to foreign, federal, state and local regulations governing use, storage, handling and disposal of these materials and associated waste products. We are currently licensed to handle such materials, but there can be no assurance that we will be able to retain these licenses in the future or obtain licenses under new regulations if and when they are required by governing authorities. We cannot completely eliminate the risk of contamination, injury, or even death resulting from such hazardous materials, and we may incur liability as a result of any such contamination, injury or death. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources and any applicable insurance. We have also incurred and may continue to incur expenses related to compliance with environmental laws. Such future expenses or liability could have a significant negative impact on our business, financial condition and results of operations. Further, we cannot assure that the cost of compliance with these laws and regulations will not materially increase in the future. We may also incur expenses related to ensuring that our operations comply with environmental laws related to our operations, and those of prior owners or operators of our properties, at current or former manufacturing sites where operations have previously resulted in spills, discharges or other releases of hazardous substances into the environment. We could be held strictly liable under U.S. environmental laws for contamination of property that we currently or formerly owned or operated without regard to fault or whether our actions were in compliance with law at the time. Our liability could also increase if other responsible parties, including prior owners or operators of our facilities, fail to complete their clean-up obligations or satisfy indemnification obligations to us. Similarly, if we fail to ensure compliance with applicable environmental laws in foreign jurisdictions in which we operate, we may not be able to offer our products and may be subject to civil or criminal liabilities.
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
From time to time in the ordinary course of business, we receive letters from third parties advising us of third-party patents that may relate to our business. The letters do not explicitly seek any particular action or relief from us. Although these letters do not threaten legal action, these letters may be deemed to put us on notice that continued operation of our business might infringe intellectual property rights of third parties. We do not believe we are infringing any such third-party rights, and, other than the matters described in Note 4 "Commitments and Contingencies - Litigation" to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we are unaware of any litigation or other proceedings having been commenced against us asserting such infringement. We cannot assure you that such litigation or other proceedings asserting infringement by us may not be commenced against us in the future.
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
The market price of our common stock could be subject to significant fluctuation. Factors that could cause volatility in the market price of our common stock include the following:

•	changes in earnings estimates, investors' perceptions, recommendations by securities analysts or our failure to achieve analysts' earnings estimates;

•	changes in foreign currency exchange rates;

•	quarterly variations in our or our competitors' results of operations;

•	changes in governmental regulations or in the status of our regulatory clearance or approvals;

•	changes in availability of third-party reimbursement in the United States or other countries;

•	the announcement of new products or product enhancements by us or our competitors;

•	the announcement of an acquisition or other business combination or strategic transaction;

•	possible sales of our common stock by investors who view the the 2015 Notes and the 2017 Notes as a more attractive means of equity participation in us;

•	the conversion of some or all of the 2015 Notes or the 2017 Notes and any sales in the public market of shares of our common stock issued upon conversion of the 2015 Notes or the 2017 Notes;

•
hedging or arbitrage trading activity that may develop involving our common stock, including in connection with the convertible note hedge transactions and warrant transactions we entered into in connection with the offerings of our 2015 Notes and 2017 Notes, and arbitrage strategies employed or that may be employed by investors in our 2015 Notes and 2017 Notes;

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
As of April 30, 2013, our directors, officers and principal stockholders (those holding more than 5% of our common stock) collectively controlled a significant portion of our outstanding common stock. To the extent our directors, officers and principal stockholders continue to hold a significant portion of our outstanding common stock, these stockholders, if they act together, would be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.
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

10.1	2013 Short Term Incentive Plan.

10.2	2013 Long Term Incentive Plan.

10.3	Form of Restricted Stock Unit Grant Notice and form of Restricted Stock Unit Award Agreement under the Volcano Corporation 2005 Equity Compensation Plan, as amended and restated.

10.4	Form of Restricted Stock Unit Grant Notice and form of Restricted Stock Unit Grant Agreement under the 2013 Long Term Incentive Plan.

10.5
Warrants Confirmation Amendment Agreement, dated as of March 26, 2013, with respect to Base Warrants Confirmation dated December 4, 2012, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch.

10.6	Warrants Confirmation Amendment Agreement, dated as of March 26, 2013, with respect to Base Warrants Confirmation dated December 4, 2012, between Volcano Corporation and Goldman, Sachs & Co.

10.7
Warrants Confirmation Amendment Agreement, dated as of March 26, 2013, with respect to Additional Warrants Confirmation dated December 5, 2012, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch.

10.8	Warrants Confirmation Amendment Agreement, dated as of March 26, 2013, with respect to Additional Warrants Confirmation dated December 5, 2012, between Volcano Corporation and Goldman, Sachs & Co.

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Signature	Title	Date

/s/ John T. Dahldorf	Chief Financial Officer (principal financial officer, principal accounting officer and duly authorized officer)	May 3, 2013
John T. Dahldorf

EXHIBIT INDEX

Exhibit Number	Description

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

10.1	2013 Short Term Incentive Plan.

10.2	2013 Long Term Incentive Plan.

10.3	Form of Restricted Stock Unit Grant Notice and form of Restricted Stock Unit Award Agreement under the Volcano Corporation 2005 Equity Compensation Plan, as amended and restated.

10.4	Form of Restricted Stock Unit Grant Notice and form of Restricted Stock Unit Grant Agreement under the 2013 Long Term Incentive Plan.

10.5
Warrants Confirmation Amendment Agreement, dated as of March 26, 2013, with respect to Base Warrants Confirmation dated December 4, 2012, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch.

10.6	Warrants Confirmation Amendment Agreement, dated as of March 26, 2013, with respect to Base Warrants Confirmation dated December 4, 2012, between Volcano Corporation and Goldman, Sachs & Co.

10.7
Warrants Confirmation Amendment Agreement, dated as of March 26, 2013, with respect to Additional Warrants Confirmation dated December 5, 2012, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch.

10.8	Warrants Confirmation Amendment Agreement, dated as of March 26, 2013, with respect to Additional Warrants Confirmation dated December 5, 2012, between Volcano Corporation and Goldman, Sachs & Co.

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

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