Form 10-Q
period 2013-06-30
Volcano Corp
filed 2013-08-08
CIK 1354217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2013
Common stock, $0.001 par value	54,589,595

VOLCANO CORPORATION
Quarterly Report on Form 10-Q for the quarter ended June 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
VOLCANO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$301,760	$330,635
Short-term available-for-sale investments	136,090	140,960
Accounts receivable, net	77,692	76,348
Inventories	57,767	52,811
Prepaid expenses and other current assets	31,558	21,773
Total current assets	604,867	622,527
Restricted cash	702	711
Long-term available-for-sale investments	63,084	44,385
Property and equipment, net	111,676	104,385
Intangible assets, net	50,743	50,657
Goodwill	51,377	51,577
Other non-current assets	27,077	28,102
Total assets	$909,526	$902,344
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,486	$16,284
Accrued compensation	24,732	23,227
Accrued expenses and other current liabilities	18,457	23,476
Deferred revenues	9,662	9,789
Contingent consideration	2,900	2,908
Current maturities of long-term debt	61	53
Total current liabilities	67,298	75,737
Convertible senior notes	391,493	382,300
Other long-term debt	1,192	1,119
Deferred revenues	4,670	4,661
Contingent consideration, non-current portion	28,787	27,323
Other non-current liabilities	2,729	2,859
Total liabilities	496,169	493,999
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, par value of $0.001; 10,000 shares authorized; no shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, par value of $0.001; 250,000 shares authorized at June 30, 2013 and December 31, 2012; 54,589 and 53,944 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	55	54
Additional paid-in capital	505,017	494,276
Accumulated other comprehensive loss	(4,264)	(4,083)
Accumulated deficit	(87,451)	(81,902)
Total stockholders’ equity	413,357	408,345
Total liabilities and stockholders’ equity	$909,526	$902,344
See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$101,344	$95,373	$194,575	$185,733
Cost of revenues, excluding amortization of intangibles	36,039	31,976	69,166	61,549
Gross profit	65,305	63,397	125,409	124,184
Operating expenses:
Selling, general and administrative	45,734	41,991	89,563	86,336
Research and development	17,954	13,879	33,605	27,528
Amortization of intangibles	820	888	1,654	1,760
Acquisition-related items	911	—	2,489	—
Total operating expenses	65,419	56,758	127,311	115,624
Operating (loss) income	(114)	6,639	(1,902)	8,560
Interest income	305	203	643	433
Interest expense	(6,607)	(1,677)	(13,152)	(3,149)
Exchange rate (loss) gain	(301)	74	(1,079)	(101)
Other, net	2,279	88	4,177	(8)
(Loss) income before income tax	(4,438)	5,327	(11,313)	5,735
Income tax (benefit) expense	(2,050)	2,028	(5,764)	2,165
Net (loss) income	$(2,388)	$3,299	$(5,549)	$3,570
Net (loss) income per share:
Basic	$(0.04)	$0.06	$(0.10)	$0.07
Diluted	$(0.04)	$0.06	$(0.10)	$0.06
Shares used in calculating net (loss) income per share:
Basic	54,574	53,362	54,389	53,146
Diluted	54,574	55,207	54,389	55,136

See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) income	$(2,388)	$3,299	$(5,549)	$3,570
Other comprehensive (loss) income
Foreign currency translation adjustments	363	2,758	5	495
Unrealized (loss) gain on available-for-sale investments
Unrealized holding losses arising during the period, net of tax	(169)	(51)	(194)	(11)
Unrealized gains on foreign currency forward exchange contracts
Unrealized holding gains arising during the period, net of tax	8	—	8	—
Other comprehensive income (loss)	202	2,707	(181)	484
Comprehensive (loss) income	$(2,186)	$6,006	$(5,730)	$4,054

See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2012	53,944	$54	$494,276	$(4,083)	$(81,902)	$408,345
Issuance of common stock under equity compensation plans	645	1	2,897			2,898
Employee stock-based compensation cost			7,844			7,844
Net loss					(5,549)	(5,549)
Other comprehensive loss				(181)		(181)
Balance at June 30, 2013	54,589	$55	$505,017	$(4,264)	$(87,451)	$413,357

See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net (loss) income	$(5,549)	$3,570
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	12,223	11,595
Amortization (accretion) of investment premium (discount), net	1,378	1,313
Accretion of debt discount on convertible senior notes and other long term liabilities	9,341	2,449
Accretion of contingent consideration	1,656	—
Non-cash stock compensation expense	7,847	7,492
Gain on sale of other long-term investment	(1,925)	—
Effect of exchange rate changes and others	9,139	2,795
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,468)	(2,782)
Inventories	(6,807)	(3,355)
Prepaid expenses and other assets	(11,076)	(193)
Accounts payable	(6,156)	524
Accrued compensation	846	701
Accrued expenses and other liabilities	(3,860)	2,530
Deferred revenues	(62)	1,416
Net cash provided by operating activities	1,527	28,055
Investing activities
Purchase of short-term and long-term available-for-sale securities	(154,887)	(177,740)
Sale or maturity of short-term and long-term available-for-sale securities	139,494	115,867
Capital expenditures	(18,490)	(27,652)
Cash paid for other intangible assets and investments	(1,692)	(1,910)
Proceeds from sale of long-term investments	3,426	—
Proceeds from foreign currency exchange contracts	—	501
Payment for foreign currency exchange contracts	—	(15)
Net cash used in investing activities	(32,149)	(90,949)
Financing activities
Repayment of capital lease liability	(15)	(44)
Proceeds from sale of common stock under employee stock purchase plan	1,713	1,898
Proceeds from exercise of common stock options	1,185	5,432
Net cash provided by financing activities	2,883	7,286
Effect of exchange rate changes on cash and cash equivalents	(1,136)	(306)
Net decrease in cash and cash equivalents	(28,875)	(55,914)
Cash and cash equivalents, beginning of period	330,635	107,016
Cash and cash equivalents, end of period	$301,760	$51,102
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,183	$1,664
Cash paid for income taxes	$1,860	$1,272

See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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
Our IVI products include single-procedure disposable phased array and rotational IVUS imaging catheters, and additional functionality options such as Virtual Histology, or VH®, IVUS tissue characterization and ChromaFlo stent apposition analysis. Our FFR offerings can be accessed through our multi-modality platforms, and we also provide FFR-only consoles. Our FFR disposables are single-procedure disposable pressure and flow guide wires used to measure the pressure and flow characteristics of blood around plaque enabling physicians to gauge the plaque's physiological impact on blood flow and pressure. We are developing additional offerings for integration into the platform, including adenosine-free Instant Wave-Free Ratio FFR, or iFR, forward-looking IVUS, or FL.IVUS, catheters, Forward-Looking Intra-Cardiac Echo, or FL.ICE, catheters, high resolution Focal Acoustic Computed Tomography, or FACT, catheters, and ultra-high resolution Optical Coherence Tomography, or OCT, systems and catheters. We are also developing advanced software applications that will optimize and facilitate transcatheter cardiovascular interventions using automated online image processing.
Our Valet microcatheter, Visions PV .035 catheter and Short Tip Eagle Eye Platinum products received 510(k) clearance and were CE Marked in 2012. Our Preview™, the first generation FL.IVUS device, was CE Marked for peripheral indications in 2012. The PV .035 catheter received Shonin approval in 2013. The Verrata pressure wire, Hi-Q imaging for our Revolution IVUS catheter and Reflow catheter received 510(k) clearance in 2013. The Hi-Q imaging, Reflow catheter and iFR, a software algorithm change used with our pressure wires were CE Marked in 2013.
We also develop and manufacture optical monitors for the telecommunication industry, laser and non-laser light sources, and optical engines used in the medical OCT imaging systems and advanced photonic components and sub-systems used in spectroscopy and other industrial applications. Other medical device products include the recent acquisition of a FDA approved Inferior Vena Cava, or IVC, filter technology which is under development for the vascular, cardiovascular and interventional radiology markets.

The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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
We are exposed to credit losses in the event of nonperformance by the banks with which we transact foreign currency contracts. We currently hold foreign exchange forward contracts with two counterparties. Our overall risk of loss in the event of a counterparty default is limited to the amount of any unrealized gains on outstanding contracts (i.e., those contracts that have a positive fair value) at the date of default. We manage this credit risk by executing foreign currency contracts with counterparties that meet our minimum requirements, and monitoring the credit ratings of our counterparties on a periodic basis.
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
Net Income (loss) Per Share
Basic net income (loss) per share is computed by dividing consolidated net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing consolidated net income (loss) by the weighted-average number of common shares outstanding and dilutive common stock equivalent shares outstanding during the period. Our potentially dilutive shares include outstanding common stock options, restricted stock units, performance-based restricted stock units, incremental shares issuable upon the conversion of the Notes or exercise of the warrants relating to the Notes (See Note 3 “Financial Statement Details — Debt”). Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share or increase net income per share as discussed in the following paragraph. For the three and six months ended June 30, 2013, potentially dilutive shares totaling 28.4 million and 21.5 million, respectively, have not been included in the computation of diluted net income (loss) per share, as the result would be anti-dilutive. For the three and six months ended June 30, 2012, potentially dilutive shares totaling 1.6 million and 1.6 million, respectively, have not been included in the computation of diluted net income (loss) per share, as the result would be anti-dilutive.
Diluted net income (loss) per common share does not include any incremental shares related to the Notes for the three and six months ended June 30, 2013 and 2012. Because the principal amount of the Notes will be settled in cash upon conversion, only the conversion spread relating to the Notes may be included in our calculation of diluted net income (loss) per common share. As such, the Notes have no impact on diluted net income (loss) per common share until the price of our common stock exceeds the conversion price (initially $29.64 for the 2015 Notes and $32.83 for the 2017 Notes, subject to adjustments) of the Notes. In addition, the diluted net income (loss) per common share does not include any incremental shares related to the exercise of the warrants for the three and six months ended June 30, 2013 and 2012. The warrants will not have an impact on diluted net income per common share until the price of our common stock exceeds the strike price of the warrants (initially $34.875 for the warrants issued in connection with the 2015 Notes offering and $37.59 for the warrants issued in connection with the 2017 Notes offering, subject to adjustments). When the market price of our stock exceeds the strike price, as applicable, we will include, in the diluted net income (loss) per common share calculation, the effect of the additional shares that may be issued upon exercise of the warrants using the treasury stock method to the extent the effect is not anti-dilutive.
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
The basic and diluted net income (loss) per common share calculations for the three and six months ended June 30, 2013 and 2012 are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) income	$(2,388)	$3,299	$(5,549)	$3,570
Weighted average common shares outstanding for basic	54,574	53,362	54,389	53,146
Dilutive potential common stock outstanding:
Stock options	—	1,657	—	1,691
Restricted stock units	—	181	—	293
Employee stock purchase plan	—	7	—	6
Weighted average common shares outstanding for diluted	54,574	55,207	54,389	55,136
Net (loss) income per share:
Basic	$(0.04)	$0.06	$(0.10)	$0.07
Diluted	$(0.04)	$0.06	$(0.10)	$0.06
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board issued an accounting standard update to require entities to disclose in a single location, either in the financial statements or in the notes to the financial statements, the effects of reclassifications out of accumulated other comprehensive income. The Company adopted this accounting standard update in the first quarter of 2013 and the adoption did not have a material impact on our unaudited condensed consolidated financial statements.
2. Acquisitions and Acquisition-Related Items
Crux Acquisition
On December 12, 2012 we completed the acquisition of all outstanding equity interests in Crux Biomedical, Inc., or Crux, a privately-held company engaged in the development of filter technology for the vascular, cardiovascular and interventional radiology markets. The primary reason for the acquisition was to diversify our product offerings, allow us the opportunity to better position ourselves in the peripheral vascular market and to increase our IVUS product sales. The transaction was accounted for as a business combination. We recorded $1.3 million of acquisition-related transaction costs for this acquisition, of which $0 and $363,000 were recognized in our statement of operations in the three and six months ended June 30, 2013 as acquisition-related items within operating expense. We recorded $36.7 million of goodwill at acquisition, which was reduced to $36.5 million at June 30, 2013 due to $200,000 measurement period adjustment related to the change in the working capital receivable (see "Crux Acquisition - Consideration" for additional information). The goodwill reflected the amount by which the purchase consideration exceeded the acquired net assets and was allocated to our medical segment and is not deductible for income tax purposes. The operating results of Crux from the date of acquisition are included in our unaudited condensed consolidated financial statements.
Consideration
We made up-front cash payments totaling $39.1 million in exchange for 100% of Crux's capital stock, of which $3.9 million is being held in escrow to satisfy claims for indemnification for certain matters made within 12 months following the closing.
We also have a receivable for a working capital shortfall to target which is expected to be settled in 2014. The fair value of the working capital receivable represents the amount by which the working capital acquired in the transaction was less than the target working capital as stated in the Merger Agreement. The receivable will be accreted to its fair value with accretion recorded in acquisition-related items within operating expense. The receivable has a legal right of offset against milestone payments, which are expected to be paid beginning in 2014, and therefore is reflected as a contra liability in non-current liability. The working capital receivable was estimated to be approximately $1.2 million and the fair value of this receivable was estimated to be $900,000 at acquisition. According to the working capital audit completed in the second quarter of 2013, the working capital receivable was adjusted to be approximately $1.4 million and the fair value of this receivable was estimated to be $1.1 million at acquisition. The $200,000 adjustment is a result of additional information about facts that existed at the acquisition date that we obtained after that date, therefore this adjustment resulted in an increase in the working capital receivable and a reduction to goodwill. We recorded working capital receivable accretion of $65,000 from the acquisition date to June 30, 2013, of which $28,000 and $58,000 were recognized in the three and six months ended June 30, 2013 as a reduction to operating expense in the acquisition-related items.
In addition, under the Merger Agreement, we previously agreed to pay a cash milestone payment of $3.0 million following the achievement of written clearance by the U.S. Food and Drug Administration, or FDA, of a 510(k) notification for the commercial sale in the United Sates of an inferior vena cava filter retrieval device currently being developed by Crux, provided such 510(k) notification was submitted on or before June 30, 2013. On July 1, 2013, we entered into an amendment to the Merger Agreement to extend the date by which the 510(k) notification must be submitted from June 30, 2013 to November 30, 2013 for the $3.0 million milestone payment to remain eligible to be paid. The fair value of this contingent consideration was previously estimated to be $2.9 million at acquisition. We revalued the contingent milestone payment based on the amended submission timeline and the fair value of this contingent consideration was estimated to be $2.9 million at June 30, 2013. The fair value of this contingent consideration was recorded as a current liability. The changes in fair value after initial recognition with amounts of $36,000 and $8,000 in the three and six months ended June 30, 2013 were recognized as a reduction to operating expense in the acquisition-related items. We determined the fair value of the contingent consideration relative to FDA clearance using various estimates, including probabilities of success, discount rates and amount of time until the conditions of the milestone payments are met. This fair value measurement is based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy. The key assumptions used to determine the fair value of the contingent consideration relative to FDA clearance include a 5% discount rate and probability adjusted milestone payment date ranges from November 30, 2013 to February 28, 2014.
Furthermore, subject to the terms of the Merger Agreement, we may be required to make payments upon reaching various sales milestones. We estimated the contingent milestone payment to be approximately $46.6 million and the fair value of this contingent consideration was estimated to be $28.0 million at acquisition. We determined the fair value of the contingent consideration relative to the milestone payments based on commercial sales of Crux products using various estimates, including probabilities of success, discount rates and amount of time until the conditions of the milestone payments are met. This fair value measurement is based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy. For the fair value relative to the milestone payments based on the commercial sales of Crux products, the key assumptions in applying the income approach include a 14% discount rate and probability-weighted expected milestone payment ranges from $25.4 million to $69.3 million based on estimated commercial sales of Crux products ranging from $81.6 million to $245.3 million from 2014 to 2017. As of June 30, 2013, there were no significant changes in the range of outcomes for the contingent consideration recognized as a result of the acquisition, although the fair value of this contingent consideration increased in the three and six months ended June 30, 2013 by $939,000 and $1.9 million, respectively, mainly as a result of the passage of time (reduced impact of discounting), which were recorded as acquisition-related items within operating expense.
Using different valuation assumptions including revenue projections, growth rates, discount rates or probabilities of achieving the milestones could result in significant differences in the fair value of the contingent consideration, purchase price allocations and accretion expense in the current or future periods.
A reconciliation of upfront payments in accordance with the purchase agreement to the total purchase price is presented below (in thousands):

Base payment per agreement	$36,000
Reimbursement of transaction expenses incurred by Crux	3,100
Total up-front payments	39,100
Estimated fair value of receivable for working capital adjustment	(1,100)
Estimated fair value of contingent consideration	30,900
Total purchase price	$68,900
Purchase price allocation
The preliminary purchase price allocation as of the acquisition date is summarized as follows (in thousands):

December 12, 2012
Current assets:
Cash and cash equivalents	$1,474
Other current assets	243
Property and equipment	39
In-process research and development	28,400
Covenant-not-to-compete	200
Deferred tax asset	12,996
Total assets acquired	43,352
Current liabilities:
Accounts payable	(223)
Accrued expenses	(302)
Other long term payable	(97)
Deferred tax liability	(10,307)
Total liabilities assumed	(10,929)
Goodwill	36,477
Net assets acquired	$68,900
The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. During the six months ended June 30, 2013, we recorded $200,000 adjustment as an increase in the working capital receivable and a reduction to goodwill based on the working capital audit completed during this period. As of the date of this Quarterly Report on Form 10-Q, the Company is still finalizing the allocation of the purchase price. Changes to this allocation may occur as additional information becomes available related to the valuation of intangible assets, indemnification claims and income taxes, with such changes recorded as an adjustment to goodwill.
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
The excess of purchase price over the fair value amounts of the assets acquired and liabilities assumed, $36.5 million, represents the goodwill amount resulting from the acquisition. The goodwill attributable to the acquisition has been recorded as a non-current asset and is not amortized, but is subject to an annual review for impairment. We expect to benefit from the acquisition by expanding our product offerings to physicians thereby contributing to an expanded revenue base. Further, we expect to realize synergies by offering the products developed from the acquisition utilizing our existing sales force.
Pro forma financial information
The following pro forma information presents the combined results of operations for the three and six months ended June 30, 2012 as if the acquisition of Crux had been completed as of the beginning of 2012 (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Revenues	95,373	185,733
Net income	1,918	863
Net loss per share, basic and diluted:
Basic	$0.04	$0.02
Diluted	$0.03	$0.02
Shares used in computing basic and diluted net loss per share:
Basic	53,362	53,146
Diluted	55,207	55,136

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
The aggregate purchase price was $17.3 million, of which $3.3 million is being held in escrow to satisfy claims for indemnification for certain matters made within 18 months following the closing. The transaction was accounted for as a business combination and, as such, we recorded $12.4 million of goodwill reflecting the amount by which the purchase consideration exceeded the acquired net assets. We expect to benefit from the acquisition by expanding our product offerings to physicians thereby contributing to an expanded revenue base. Additionally, we expect to realize synergies by offering the products developed from the acquisition utilizing our existing sales force. This goodwill was allocated to our medical segment and is not deductible for income tax purposes. We recorded $1.2 million of acquisition-related transaction costs and other expenses related to this acquisition, of which $192,000 and $473,000 were recognized in our statement of operations for three and six months ended June 30, 2013 as acquisition-related items within operating expense. We have included the operating results associated with the Sync-Rx acquisition in our unaudited condensed consolidated financial statements from the date of acquisition.
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
The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. As of the date of this Quarterly Report on Form 10-Q, the Company is still finalizing the allocation of the purchase price. Changes to this allocation may occur as additional information becomes available related to the valuation of intangible assets, indemnification claims and income taxes, with such changes recorded as an adjustment to goodwill.
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
3. Financial Statement Details
Cash and Cash Equivalents and Available-for-Sale Investments
We invest our excess funds in securities issued by the U.S. government, corporations, banks, municipalities, financial holding companies and in money market funds comprised of these same types of securities. Our cash and cash equivalents are placed with high credit quality financial institutions. Additionally, we diversify our investment portfolio in order to maintain safety and liquidity. As of June 30, 2013, all of our investments were classified as available-for-sale and will mature within 24 months. These investments are recorded at their estimated fair value including accrued interest receivable, with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss.
At June 30, 2013 and December 31, 2012, available-for-sale investments are detailed as follows (in thousands):
At June 30, 2013

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Corporate debt securities	$126,123	$16	$60	$126,079
U.S. Treasury and agency debt securities	10,007	4	—	10,011
Short-term available-for-sale investments	$136,130	$20	$60	$136,090
Long-term:
Corporate debt securities	$31,151	$1	$86	$31,066
U.S. Treasury and agency debt securities	32,039	1	22	32,018
Long-term available for sale investments	$63,190	$2	$108	$63,084
At December 31, 2012

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Corporate debt securities	$121,883	$52	$5	$121,930
U.S. Treasury and agency debt securities	19,020	10	—	19,030
Short-term available-for-sale investments	$140,903	$62	$5	$140,960
Long-term:
Corporate debt securities	$33,384	$6	$17	$33,373
U.S. Treasury and agency debt securities	11,010	2	—	11,012
Long-term available for sale investments	$44,394	$8	$17	$44,385
Available-for-sale investments that are in an unrealized loss position at June 30, 2013 and December 31, 2012 are detailed as follows (in thousands):

	At June 30, 2013
	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$84,971	$146
U.S. Treasury and agency debt securities	23,008	22
	$107,979	$168

	At December 31, 2012
	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$46,987	$22
U.S. Treasury and agency debt securities	—	—
	$46,987	$22
Derivative Financial Instruments
Foreign Currency Forward Contracts
We are exposed to foreign currency risks through our global operations, primarily in Japan and Europe, and when we enter into transactions in non-functional currencies. Exchange rate fluctuations between the U.S. dollar and foreign currencies, primarily the yen and the euro, could adversely affect our financial results. We use derivative financial instruments to mitigate our foreign currency exposures. The purpose of our derivative financial instruments is to mitigate the effect of the exchange rate fluctuations on certain foreign currency denominated revenue, assets and liabilities. We do not enter into derivative instruments for speculative purposes.
We enter into derivative financial instruments, principally forward contracts, to manage a portion of the foreign currency risk related to transactions in non-functional currencies. We record derivative financial instruments as either assets or liabilities in our unaudited condensed consolidated balance sheets and measure them at fair value. Certain of the derivative instruments we use to mitigate this exposure are not designated for hedge accounting treatments, and as a result, changes in their fair values are recorded in exchange rate gain (loss) in the unaudited condensed consolidated statement of operations.
Commencing April 2013, we broadened our currency hedging program to hedge forecasted intercompany product sales that are denominated in the yen and the euro. Forward contracts are used to hedge forecasted intercompany product sales over specific time periods. These forward contracts are designated as cash flow hedges and have maturity dates of up to 19 months. Changes in the fair value of cash flow hedges, excluding time value of the hedges which is recorded as interest expense, are reported as a component of accumulated other comprehensive income (loss), or AOCI, within stockholders' equity. Once the underlying hedged transaction is recorded, we de-designate the derivative, cease to apply hedge accounting treatment to the transaction and record any further gains or losses to exchange rate gain (loss). We evaluate hedge effectiveness at the inception of the hedge and on an ongoing basis. To the extent we experience ineffectiveness in our hedges, the gains or losses accumulated in other comprehensive income associated with the ineffective portion of the hedge are reclassified immediately into exchange rate gain (loss). We adjust the level and use of derivatives as soon as practicable after learning that an exposure has changed. We review all exposures on derivative positions on a regular basis.
At June 30, 2013 and December 31, 2012, the notional amount of our outstanding forward contracts was $108.5 million and $64.4 million, respectively, of which $50.8 million and $0, respectively, were designated as cash flow hedges. At June 30, 2013, our outstanding forward contracts mature through December 2014.
As of June 30, 2013, the deferred gain, net of tax, for those derivative contracts that qualified for hedge accounting treatment was $8,000, all of which will be reclassified from accumulated other comprehensive loss into revenue at the then- current values over the next twelve months as the underlying hedged transactions are recognized.

The following table summarizes the location and fair values of derivative instruments on our unaudited Condensed Consolidated Balance Sheets (in thousands) at June 30, 2013.

	As of June 30, 2013
	Asset Derivatives		Liability Derivatives
	Balance sheet location	Fair Value	Balance sheet location	Fair Value
Derivatives Designated as Hedging Instruments
Foreign exchange forward contracts	Other current assets	$76	Other current liabilities	$23
Foreign exchange forward contracts	Other long-term assets	28	Other long-term liabilities	94
Total Derivatives Designated as Hedging Instruments		104		117

Derivatives Not Designated as Hedging Instruments
Foreign exchange forward contracts	Other current assets	3,067	Other current liabilities	86
Total Derivatives Not Designated as Hedging Instruments		3,067		86

Total Derivatives		$3,171		$203
The following table summarizes the location and fair values of derivative instruments on our unaudited Condensed Consolidated Balance Sheets (in thousands) at December 31, 2012.

	As of December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance sheet location	Fair Value	Balance sheet location	Fair Value
Derivatives Designated as Hedging Instruments
Foreign exchange forward contracts	Other current assets	$—	Other current liabilities	$—
Foreign exchange forward contracts	Other long-term assets	—	Other long-term liabilities	—
Total Derivatives Designated as Hedging Instruments		—		—

Derivatives Not Designated as Hedging Instruments
Foreign exchange forward contracts	Other current assets	3,886	Other current liabilities	425
Total Derivatives Not Designated as Hedging Instruments		3,886		425

Total Derivatives		$3,886		$425
The following table summarizes the effect of our foreign exchange forward contracts on our unaudited Condensed Consolidated Statements of Operations (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Derivatives Designated as Hedging Instruments
Gain (loss) recognized in other comprehensive income on foreign currency forward contracts (effective portion)	$8	$—	$8	$—
Gain (loss) reclassified from accumulated other comprehensive income into revenues (effective portion)	—	—	—	—
Gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	(32)	—	(32)	—

Derivatives Not Designated as Hedging Instruments
Gain (loss) recognized in exchange rate gain (loss), net	$1,966	$(656)	$5,882	$1,760
We are exposed to credit losses in the event of nonperformance by the banks with which we transact foreign currency contracts. We currently hold foreign exchange forward contracts with two counterparties. Our overall risk of loss in the event of a counterparty default is limited to the amount of any unrealized gains on outstanding contracts (i.e., those contracts that have a positive fair value) at the date of default. We manage this credit risk by executing foreign currency contracts with counterparties that meet our minimum requirements, and monitoring the credit ratings of our counterparties on a periodic basis.

As of June 30, 2013, we have a total credit exposure of $3.0 million from nonperformance of foreign exchange contracts counterparties.
Options and Warrants Related to Our Convertible Notes
In connection with our convertible debt offering in December 2012 (discussed in more detail below) we purchased call options on our common stock. The call options give us the right to purchase up to approximately 14.0 million shares of our common stock at $32.8286 per share subject to certain adjustments that generally correspond to the adjustments to the conversion rate for the underlying debt. Additionally, we sold warrants, which give the purchasers of the warrants the right to purchase up to approximately 14.0 million shares of our common stock at $37.59 per share, subject to certain adjustments. In accordance with the authoritative guidance, we concluded that the call options and warrants were indexed to our stock. Therefore, the call options and warrants were classified as equity instruments and are not being marked to market prospectively unless certain conditions as described in the 2017 Notes occur.
In connection with our convertible debt offering in September 2010 (discussed in more detail below) we purchased call options on our common stock. The call options give us the right to purchase up to approximately 3.9 million shares of our common stock at $29.64 per share subject to certain adjustments that generally correspond to the adjustments to the conversion rate for the underlying debt. Additionally, we sold warrants, which give the purchaser of the warrants the right to purchase up to approximately 3.9 million shares of our common stock at $34.875 per share, subject to certain adjustments. In accordance with the authoritative guidance, we concluded that the call options and warrants were indexed to our stock. Therefore, the call options and warrants were classified as equity instruments and are not being marked to market prospectively unless certain conditions as described in the 2015 Notes occur. In December 2012, $90.0 million of the $115.0 million in aggregate principal amount of 2015 Notes were repurchased by the Company and the proportionate call option and warrant related to the convertible notes were also retired (discussed in more detail below). The remaining call options give us the right to purchase up to approximately 850,000 shares of our common stock at $29.64 per share, subject to certain adjustments, and the remaining warrants give the counterparty the right to purchase up to approximately 850,000 shares of our common stock at $34.875 per share, subject to certain adjustments. The remaining call options and warrants continue to be classified as equity instruments and are not being marked to market prospectively unless certain conditions as described in the 2015 Notes occur.
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
We utilize a third-party pricing service to assist us in obtaining fair value pricing for our investments. Pricing for certain securities is based on proprietary models. Inputs are documented in accordance with the fair value disclosure hierarchy. We also utilize third-party financial institutions to assist us in obtaining fair value pricing for our foreign currency forward contracts.
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

During the three and six months ended June 30, 2013, no transfers were made into or out of the Level 1, 2, or 3 categories.
Financial assets and liabilities measured at fair value on a recurring basis are summarized below at June 30, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements at June 30, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash	$26,260	$26,260	$—	$—
Money market funds	275,500	275,500	—	—
Sub-total cash and cash equivalents	301,760	301,760	—	—
Corporate debt securities	126,079	—	126,079	—
U.S. Treasury and agency debt securities	10,011	10,011	—	—
Sub-total short-term investments measured at fair value	136,090	10,011	126,079	—
Foreign currency forward contracts	3,034	—	3,034	—
Non-current:
Corporate debt securities	31,066	—	31,066	—
U.S. Treasury and agency debt securities	32,018	32,018	—	—
Sub-total long-term investments measured at fair value	63,084	32,018	31,066	—
Total assets measured at fair value	$503,968	$343,789	$160,179	$—
Liabilities:
Current:
Contingent consideration, current portion	$2,900	$—	$—	$2,900
Non-current:
Contingent consideration (1)	28,787	—	—	28,787
Foreign currency forward contracts	66	—	66	—
Total liabilities measured at fair value	$31,753	$—	$66	$31,687

(1)	This amount is reflected net of the fair value of the working capital receivable in the amount of $1.2 million at June 30, 2013.

	Fair Value Measurements at December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash	$41,636	$41,636	$—	$—
Money market funds	288,999	288,999	—	—
Sub-total cash and cash equivalents	330,635	330,635	—	—
Corporate debt securities	121,930	—	121,930	—
U.S. Treasury and agency debt securities	19,030	19,030	—	—
Sub-total short-term investments measured at fair value	140,960	19,030	121,930	—
Foreign currency forward contracts	3,461	—	3,461	—
Sub-total other current assets measured at fair value	3,461	—	3,461	—
Long Term:
Corporate debt securities	33,373	—	33,373	—
U.S. Treasury and agency debt securities	11,012	11,012	—	—
Sub-total long-term investments measured at fair value	44,385	11,012	33,373	—
Total assets measured at fair value	$519,441	$360,677	$158,764	$—
Liabilities:
Current:
Contingent consideration, current portion	$2,908	—	—	$2,908
Non-current:
Contingent consideration (1)	27,323	—	—	27,323
Total liabilities measured at fair value	$30,231	$—	$—	$30,231

(1)	This amount is reflected net of the fair value of the working capital receivable in the amount of $907,000 at December 31, 2012.
Inventories
Inventories consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Finished goods (1)	$24,509	$19,002
Work-in-process	15,210	15,780
Raw materials	18,048	18,029
	$57,767	$52,811

(1)	Finished goods inventory includes consigned inventory of $5.9 million and $5.3 million at June 30, 2013 and December 31, 2012, respectively.
Property and Equipment
Property and equipment consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Medical diagnostic equipment	$64,701	$65,548
Other equipment	50,104	42,881
Leasehold improvements	9,199	9,289
Software	9,550	7,445
Land	3,046	3,046
Building	33,246	29,098
Construction-in-progress (1)	29,536	27,730
	199,382	185,037
Less: Accumulated depreciation and amortization	(87,706)	(80,652)
	$111,676	$104,385

(1)	At June 30, 2013 and December 31, 2012, construction-in-progress includes $1.7 million and $1.0 million of capitalized interest related to the implementation of ERP systems worldwide, respectively.
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
Intangible assets subject to amortization, by major class, consist of the following (in thousands):

	June 30, 2013
Intangible assets subject to amortization	Cost	Accumulated Amortization	Net	Weighted- Average Life (in years) (1)
Developed technology	$27,051	$18,319	$8,732	8.5
Licenses	7,404	7,050	354	8.0
Customer relationships	4,216	3,869	347	6.1
Patents and trademarks	9,689	2,371	7,318	13.3
Covenant not to compete	300	58	242	3.0
	48,660	31,667	16,993	9.3
Intangible assets not yet subject to amortization
In-process research and development	33,750	—	33,750	n/a
	$82,410	$31,667	$50,743

	December 31, 2012
Intangible assets subject to amortization	Cost	Accumulated Amortization	Net	Weighted- Average Life (in years) (1)
Developed technology	$27,051	$17,408	$9,643	8.8
Licenses	7,345	6,709	636	10.0
Customer relationships	4,177	3,756	421	6.0
Patents and trademarks	8,029	2,114	5,915	13.2
Covenant not to compete	300	8	292	3.0
	46,902	29,995	16,907	9.4
Intangible assets not yet subject to amortization
In-process research and development	33,750	—	33,750	n/a
	$80,652	$29,995	$50,657

(1)	Weighted average life of intangible assets is presented excluding fully amortized assets.
At June 30, 2013, future amortization expense related to our intangible assets subject to amortization is expected to be as follows (in thousands):

2013	$1,601
2014	3,047
2015	2,684
2016	2,422
2017	1,905
Thereafter	5,334
$16,993
Restructuring Activity
The Company's management approved plans to consolidate and transition our manufacturing resources related to the manufacture of disposables to Costa Rica and 27 production employees in our manufacturing facility in California were impacted by this plan in June 2013. One-time benefits to affected employees included a separation agreement including severance payments and continuing medical benefits. Consistent with authoritative guidance, we accrued the costs of one-time termination benefits to employees who were not required to render service beyond a minimum retention period of 60 days. As a result, we recorded approximately $258,000 in selling, general and administrative expenses in June 2013.
We anticipate more production employees in our manufacturing facility in the U.S. will be impacted during the second half of 2013 and expect to complete the restructuring plan in 2014. We cannot estimate the future restructuring cost at this time as the total number of employees who will be impacted during the second half of 2013 and 2014 has not yet been determined.
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
Prior to August 7, 2017, the 2017 Notes are convertible only under the following circumstances: (1) during any fiscal quarter commencing after March 31, 2013 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “ 2017 Notes Measurement Period”) in which, for each trading day of such 2017 Notes Measurement Period, the trading price per $1,000 principal amount of 2017 Notes on such trading day was less than 98% of the product of the last reported sale price of our common stock on such trading day and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified distributions and corporate events. As of June 30, 2013, none of the conditions allowing holders of the 2017 Notes to convert had been met.
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
We are using an effective interest rate of 7.00% to calculate the accretion of the bond discount, which is being recorded as interest expense over the expected remaining term of the 2017 Notes. (The amount by which interest expense calculated using the effective interest rate of 7.00% exceeds the interest expense related to the coupon rate of 1.75%, is non-cash interest expense.) The effective rate is based on the interest rate for a similar instrument that does not have a conversion feature. We may be required to pay additional interest upon occurrence of certain events as outlined in the indenture governing the 2017 Notes. As of June 30, 2013, the remaining term of the 2017 Notes is 4.4 years.
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
As discussed above, to hedge against potential dilution upon conversion of the 2017 Notes, we also purchased call options on our common stock. The call options give us the right to purchase up to approximately 14.0 million shares of our common stock at $32.83 per share subject to certain adjustments that generally correspond to the adjustments to the conversion rate for the 2017 Notes. We paid an aggregate of $89.8 million to purchase these call options. The call options will expire on December 1, 2017, unless earlier terminated or exercised. To reduce the cost of the hedge, in a separate transaction we sold warrants which give the purchasers of the warrants the right to purchase up to approximately 14.0 million shares of our common stock at $37.59 per share, subject to certain adjustments. These warrants will be exercisable and will expire in equal installments for a period of 120 trading days beginning on March 15, 2018. We received an aggregate of $53.7 million from the sale of these warrants. In accordance with ASC 815, we concluded that the call options and warrants were indexed to our stock. Therefore, the call options and warrants were classified as equity instruments and will not be marked to market prospectively unless certain conditions as described in the 2017 Notes occur. The net amount of $36.1 million was recorded as a reduction to additional paid-in capital. The settlement terms of the call options provide for net share settlement and the settlement terms of the warrants provide for net share or cash settlement at our option.
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
Prior to June 1, 2015, the 2015 Notes are convertible only under the following circumstances: (1) during any fiscal quarter commencing after December 31, 2010 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “2015 Notes Measurement Period”) in which, for each trading day of such 2015 Notes Measurement Period, the trading price per $1,000 principal amount of 2015 Notes on such trading day was less than 98% of the product of the last reported sale price of our common stock on such trading day and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified distributions and corporate events. As of June 30, 2013, the “if-converted” value of the 2015 Notes did not exceed its principal amount and none of the conditions allowing holders of the 2015 Notes to convert had been met.
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
We are using an effective interest rate of 7.65% to calculate the accretion of the bond discount, which is being recorded as interest expense over the expected remaining term of the 2015 Notes. (The amount by which interest expense calculated using the effective interest rate of 7.65% exceeds the interest expense related to the coupon rate of 2.875%, is non-cash interest expense.) The effective rate is based on the interest rate for a similar instrument that does not have a conversion feature. We may be required to pay additional interest upon occurrence of certain events as outlined in the indenture governing the 2015 Notes. As of June 30, 2013, the remaining term of the 2015 Notes is 2.2 years.
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
Carrying value and fair value
The carrying values of the liability and equity components of both the 2017 Notes and the 2015 Notes, together the "Notes", are reflected in our unaudited condensed consolidated balance sheets as follows (in thousands):

	June 30, 2013	December 31, 2012
Long-term debt:
2.875% Convertible Senior Notes due 2015:
Principal amount	$25,000	$25,000
Unamortized discount of liability component	(2,334)	(2,830)
Unamortized debt issuance costs	(265)	(326)
Carrying value of liability component	22,401	21,844

1.75% Convertible Senior Notes due 2017:
Principal amount	460,000	460,000
Unamortized discount of liability component	(80,855)	(88,536)
Unamortized debt issuance costs	(10,053)	(11,008)
Carrying value of liability component	369,092	360,456
Total long-term debt	$391,493	$382,300

Equity—net carrying value
2.875% Convertible Senior Notes due 2015	$452	$452
1.75% Convertible Senior Notes due 2017	89,415	89,415
The fair values of the Notes, which are all Level 2 measurements, are summarized as follows (in thousands):

	June 30, 2013	December 31, 2012
2.875% Convertible Senior Notes due 2015	$25,150	$26,950
1.75% Convertible Senior Notes due 2017	419,244	462,850
Total	$444,394	$489,800

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
On April 16, 2013, Volcano filed suit in Federal District Court in Delaware against St. Jude Medical, Cardiovascular and Ablation Technologies Division, Inc., St. Jude Medical, Cardiology Division, Inc., St. Jude Medical, U.S. Division, St. Jude Medical S.C. Inc., and St. Jude Medical Systems AB, (collectively, “St. Jude”) for infringement of Volcano's recently issued United States Patent Nos. 8,419,647 and 8,419,648 both entitled “Ultra Miniature Pressure Sensor.” Volcano's complaint accuses St. Jude's PressureWire™ Certus and PressureWire™ Aeris cardiac pressure sensing guide wire products (the “Accused Guide Wires”) and St. Jude's RadiAnalyzer™ Xpress Measurement System, Ilumien™ PCI Optimization System and Quantien™ Integrated FFR Platform, which are used with the Accused Guide Wires, of infringing the patented methods of United States Patent No. 8,419,647. Volcano's complaint also accuses the Accused Guide Wires of infringing the patented device claims of United States Patent No. 8,419,648. No trial date has been set for this case.
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
We may also be a party to various other claims in the normal course of business or become aware of allegations involving us or our employees. Legal fees and other costs associated with investigating, assessing and responding to such claims and allegations are expensed as incurred and were not material in any period reported. Additionally, we assess, in conjunction with our legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Any provisions are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information and events pertinent to a particular matter. Based on its experience, the Company also believes that the damage amounts claimed in the lawsuits disclosed above are not a meaningful indicator of the Company's potential liability. At this time, we are not able to predict or estimate the ultimate outcome or range of possible losses relating to the lawsuits, claims or counterclaims described above. However, we believe that the ultimate disposition of these matters, individually and in the aggregate, including the lawsuits, claims and counterclaims discussed above, will not have a material impact on our consolidated results of operations, financial position or cash flows. Our evaluation of the likely impact of these matters could change in the future, as litigation is inherently unpredictable, and unfavorable outcomes and/or defense costs, depending upon the amount and timing, could have a material adverse effect on our results of operations, financial position, or cash flows in future periods.
Operating Leases
Rent expense for our facilities leases is being recognized on a straight-line basis over the respective minimum lease terms.

Commitments
We have obligations under non-cancelable purchase commitments. The majority of these obligations related to inventory, primarily raw materials. At June 30, 2013, the future minimum payments under these non-cancelable purchase commitments totaled $27.3 million. Approximately $15.9 million of these commitments will require payment in 12 months, of which $12.8 million of these commitments will require payment prior to September 30, 2013. The remaining amount will require payments at various dates through 2016.
We have commitments to provide funding of $4.6 million to a clinical study conducted by a third-party and at June 30, 2013, we have a remaining obligation of up to $2.1 million. We will be billed as services are performed under the agreement. In addition, we have entered into agreements with other third parties to sponsor clinical studies. Generally, we contract with one or more clinical research sites for a single study and no one agreement is material to our consolidated results of operations or financial condition. We are usually billed as services are performed based on enrollment and are required to make payments over periods ranging from less than one year up to three years. Our actual payments under these agreements will vary based on enrollment.
On December 18, 2007, we acquired CardioSpectra, a privately held corporation. Subject to the terms of the merger agreement, we may be required to make milestone payments. The remaining milestone payments of up to $17.0 million may be payable upon achievement of the respective revenue targets described in the merger agreement. As of June 30, 2013, we have not achieved the respective revenue targets. Therefore, we have not recorded any liability related to these milestones. The milestone payments are payable, at our sole discretion, in cash, shares of our common stock, or a combination of both and will be accounted for if and when the milestone payments become payable. We have used, and will continue to use, commercially reasonable efforts to cause the milestones to occur. However, if we reasonably determine that a technical failure or commercial failure has occurred with respect to all or a part of the OCT program, we may, at our sole discretion, terminate all or part of the
OCT cardiovascular program.
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
5. Stockholders’ Equity
Equity Compensation Plans
Our Amended and Restated 2005 Equity Compensation Plan, or the 2005 Amended Plan provides for an aggregate of 21,572,558 shares of our common stock that may be issued or transferred to our employees, non-employee directors and consultants, including increases of 2,050,000, 2,500,000 and 5,360,000 shares which were approved by our stockholders on July 29, 2009, May 2, 2011 and May 15, 2013, respectively. Commencing July 29, 2009, the number of shares of common stock available for issuance under the 2005 Amended Plan was reduced by one share for each share of stock issued pursuant to a stock option or a stock appreciation right and one and sixty-three hundredths (1.63) shares for each share of common stock issued pursuant to a restricted stock award, restricted stock unit, or RSU, award, performance stock award or other stock award. On May 2, 2011, the plan was amended again and the number of shares of common stock available for issuance under the 2005 Amended Plan was reduced by one share for each share of stock issued pursuant to a stock option or a stock appreciation right and two and twelve hundredths (2.12) shares for each share of common stock issued pursuant to a restricted stock award, RSU, award, performance stock award or other stock award. Shares net exercised or retained to cover a participant’s minimum tax withholding obligations are not available for issuance under the 2005 Amended Plan.
At June 30, 2013, we have granted stock options, RSUs and performance-based RSUs under the 2005 Amended Plan. Stock options previously granted under the 2000 Long Term Incentive Plan that are canceled or expired will increase the shares available for grant under the 2005 Amended Plan. In addition, employees have purchased shares of the Company’s common stock under the 2007 Employee Stock Purchase Plan, or the Purchase Plan. At June 30, 2013, 6,702,133 shares and 158,259 shares remained available to grant under the 2005 Amended Plan and the Purchase Plan, respectively.
Fair Value Assumptions
The fair value of each stock option is estimated on the date of grant using the Black-Scholes model utilizing the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Risk-free interest rate	0.7%	0.9%	0.6%	0.9%
Expected life (years)	4.3	4.3	4.1	4.1
Estimated volatility	41.1%	46.6%	38.7%	47.1%
Expected dividends	None	None	None	None
Weighted-average grant date fair value	$6.65	$10.96	$7.46	$10.82
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
The first offering period under the Purchase Plan commenced in September 2007. The fair value of each purchase option under the Purchase Plan is estimated at the beginning of each purchase period using the Black-Scholes model utilizing the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Expected life (years)	0.5	0.5	0.5	0.5
Estimated volatility	30.8%	41.7%	29.6%	40.6%
Expected dividends	None	None	None	None
Fair value of purchase right	$5.09	$7.41	$5.53	$7.48
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
The following table sets forth stock-based compensation expense included in our unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenues	$194	$162	$386	$314
Selling, general and administrative	3,579	3,278	6,560	6,274
Research and development	476	435	901	904
	$4,249	$3,875	$7,847	$7,492
No stock-based compensation expense related to non-employees in the three and six months ended June 30, 2013 and 2012.
In the three and six months ended June 30, 2013, we recorded $286,000 and $519,000, respectively, of stock-based compensation expense related to the Purchase Plan. In the three and six months ended June 30, 2012, we recorded $298,000 and $650,000, respectively, of stock-based compensation expense related to the Purchase Plan.
At June 30, 2013 and December 31, 2012, there was $254,000 and $258,000, respectively, of total stock-based compensation cost capitalized in inventories.
We estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rates in the three and six months ended June 30, 2013 and 2012 are based on our historical forfeiture experience.
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
The following table sets forth our revenues by segment and product (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Medical segment:
Consoles	$11,547	$10,735	$20,505	$18,850
Single-procedure disposables:
IVUS	49,878	51,624	97,845	105,108
FM	28,652	22,930	55,475	43,068
Other	8,944	6,839	16,916	13,460
Sub-total medical segment	99,021	92,128	190,741	180,486
Industrial segment	2,323	3,245	3,834	5,247
	$101,344	$95,373	$194,575	$185,733
The following table sets forth our revenues by geography expressed as dollar amounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues (1):
United States	$49,071	$44,692	$92,402	$86,069
Japan	27,743	29,538	55,924	60,327
Europe, the Middle East and Africa	18,053	15,352	34,141	29,016
Rest of world	6,477	5,791	12,108	10,321
	$101,344	$95,373	$194,575	$185,733

(1)
Revenues are attributed to geographies based on the location of the customer, except for shipments to original equipment manufacturers, which are attributed to the country of origin of the equipment distributed.

At June 30, 2013, approximately 46% of our long-lived assets, excluding financial assets, are located in the U.S., approximately 41% are located in Costa Rica, 9% are located in Japan, and less than 5% are located in our remaining geographies. At December 31, 2012, approximately 42% of our long-lived assets, excluding financial assets, were located in the U.S., approximately 42% were located in Costa Rica, approximately 12% were located in Japan, and less than 5% were located in our remaining geographies.
At June 30, 2013 and December 31, 2012, goodwill of $51.4 million and $51.6 million has been allocated entirely to our medical segment.

7. Income Taxes
Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain discrete items. The Company recorded an income tax benefit of $5.8 million during the six months ended June 30, 2013, resulting in an effective benefit rate of 51.0%. We recorded income tax expense of $2.2 million during the six months ended June 30, 2012, resulting in an income tax expense rate of 37.8%. The Company updates its annual effective income tax rate each quarter and if the estimated effective income tax rate changes, a cumulative adjustment is made.
During the quarter ended March 31, 2013, federal legislation was enacted within the U.S. that retroactively allowed a research and development (R&D) tax credit for all of 2012 and extended the R&D credit through the twelve months ending December 31, 2013. Because this legislation was enacted in 2013, the full benefit of the credit related to 2012's activities was recognized during the six months ended June 30, 2013. In the absence of the 2012 R&D credit, our effective benefit tax rate for the six months ended June 30, 2013 would have been 41.7%.

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
Forward-looking statements: This quarterly report on Form 10-Q ("Quarterly Report”) contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. In some cases, you can identify these “forward-looking statements” by words like “may,” “will,” “should,” "could," “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” "intends" or “continues” or the negative of those words and other comparable words. Forward-looking statements include, but are not limited to, statements about:

•	our intentions, beliefs and expectations regarding our expenses, sales, operations and future financial performance;

•	our operating results;

•	our plans for future products and enhancements of existing products;

•	anticipated growth and trends in our business;

•	the timing of and our ability to maintain and obtain regulatory clearances or approvals;

•	our belief that our cash and cash equivalents and available-for-sale investments will be sufficient to satisfy our anticipated cash requirements;

•	our expectations regarding our revenues, customers and distributors;

•	our beliefs and expectations regarding our market penetration and expansion efforts;

•	our expectations regarding the benefits and integration of recently-acquired businesses and our ability to make future acquisitions and successfully integrate any such future-acquired businesses;

•	our anticipated trends and challenges in the markets in which we operate; and

•	our expectations and beliefs regarding and the impact of investigations, claims and litigation.
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
Our IVUS products include single-procedure disposable phased array and rotational IVUS imaging catheters, and additional functionality options such as Virtual Histology, or VH®, IVUS tissue characterization and ChromaFlo stent apposition analysis. Our FFR offerings can be accessed through our multi-modality platforms, and we also provide FFR-only consoles. Our FFR disposables are single-procedure disposable pressure and flow guide wires used to measure the pressure and flow characteristics of blood around plaque enabling physicians to gauge the plaque's physiological impact on blood flow and pressure. We are developing additional offerings for integration into the platform, including adenosine-free Instant Wave-Free Ratio FFR, or iFR, forward-looking IVUS, or FL.IVUS, catheters, Forward-Looking Intra-Cardiac Echo, or FL.ICE, catheters, high resolution Focal Acoustic Computed Tomography, or FACT, catheters, and ultra-high resolution Optical Coherence Tomography, or OCT, systems and catheters. We are also developing advanced software applications that will optimize and facilitate transcatheter cardiovascular interventions using automated online image processing.

Our Valet microcatheter, Visions PV .035 catheter and Short Tip Eagle Eye Platinum products received 510(k) clearance and were CE Marked in 2012. Our Preview™, the first generation FL.IVUS device, was CE Marked for peripheral indications in 2012. The PV .035 catheter received Shonin approval in 2013. The Verrata pressure wire, Hi-Q imaging for our Revolution IVUS catheter and Reflow catheter received 510(k) clearance in 2013. The Hi-Q imaging, Reflow catheter and iFR, a software algorithm change used with our pressure wires were CE Marked in 2013.
Through Axsun Technologies, Inc., or Axsun, one of our wholly-owned subsidiaries, we also develop and manufacture optical monitors for the telecommunications industry, laser and non-laser light sources, optical engines used in medical OCT imaging systems and advanced photonic components and sub-systems used in spectroscopy and other industrial applications. We believe Axsun's proprietary OCT technology will provide us competitive advantages in the invasive imaging sector. Other medical device products include the recent acquisition of a FDA approved Inferior Vena Cava, or IVC, filter technology which is under development for the vascular, cardiovascular and interventional radiology markets.
We have infrastructure in the U.S., Europe, Japan, Costa Rica and Israel. Our corporate office is located in California, U.S. Our manufacturing operations are located in the U.S. and Costa Rica. We have research and development facilities in the U.S. and Israel. We have sales and distribution offices in the U.S., Japan, Europe and South Africa.
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
At June 30, 2013, we had a worldwide installed base of over 6,500 consoles, excluding our legacy In-Vision Gold systems. We intend to grow and leverage this installed base to drive recurring sales of our single-procedure disposable catheters and guide wires. In the six months ended June 30, 2013, the sale of our single-procedure disposable catheters and guide wires accounted for $153.3 million, or 80.4% of our medical segment revenues, a $5.1 million, or 3.5% increase from the six months ended June 30, 2012, in which the sale of our single-procedure disposable catheters and guide wires accounted for $148.2 million, or 82.1% of our medical segment revenues.
In the six months ended June 30, 2013 and 2012, 45.1% and 46.7%, respectively, of our revenues and 21.6% and 23.0%, respectively, of our operating expenses were denominated in various non-U.S. dollar currencies, primarily the Japanese yen and the euro. We expect that a significant portion of our revenue and operating expenses will continue to be denominated in non-U.S. dollar currencies. As a result, we are subject to risks related to fluctuations in foreign currency exchange rates, which could affect our operating results in the future. If our yen or euro denominated sales exceed our yen or euro denominated costs, and the U.S. dollar strengthens relative to the yen or euro, there is an adverse effect on our results of operations. Conversely, if the U.S. dollar weakens relative to the yen or euro, there is a positive effect on our results of operations. For example, the average exchange rate of one U.S. dollar to yen increased 18.4% from 79.2 in the six months ended June 30, 2012 to 93.8 in the six months ended June 30, 2013, which resulted in a net negative impact to our operating results for the six months ended June 30, 2013 in the amount of approximately $6.3 million. The average exchange rate of one euro to U.S. dollar remained consistent in the six months ended June 30, 2013 compared with the six months ended June 30, 2012.
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

The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act were enacted into law in the U.S. on March 23, 2010. The legislation imposes on medical device manufacturers a 2.3 percent excise tax on U.S. sales of Class I, II and III medical devices beginning January 1, 2013. The Company's effective rate for this excise tax is less than the statutory rate which is primarily due to international sales. We expect our medical device excise taxes to be approximately 0.5% to 1.0% of our total revenues for 2013.
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
Revenues. We derive our revenues from two reportable segments: medical and industrial. Our medical segment represents our core business, in which we derive revenues primarily from the sale of our consoles and single-procedure disposables. Our industrial segment derives revenues related to the sales of Axsun’s micro-optical spectrometers and optical channel monitors to telecommunication and other industrial companies. In the six months ended June 30, 2013, we generated $194.6 million of revenues which is comprised of $190.7 million from our medical segment and $3.8 million from our industrial segment. We experienced increases in revenues related to consoles and FFR single-procedure disposables and decrease in revenues related to IVUS single-procedure disposables in the six months ended June 30, 2013 compared with the same period in prior year. In the six months ended June 30, 2013, 10.8% of our medical segment revenues were derived from the sale of our consoles, 51.3% from IVUS single-procedure disposables and 29.1% from FFR single-procedure disposables as compared with 10.4% from consoles, 58.2% from IVUS single-procedure disposables and 23.9% from FFR single-procedure disposables in the same period in prior year. Other revenues consist primarily of service and maintenance revenues, shipping and handling revenues, sales of distributed products, sales of medical products manufactured by our Axsun subsidiary, spare parts sales, and license fees.
We expect to experience variability in our quarterly revenues from console sales due in part to the timing of hospital capital equipment purchasing decisions. Further, we expect variability of our revenues based on the timing of our new product introductions, which may cause our customers to delay their purchasing decisions until the new products are commercially available.
Our medical segment sales are generated by our direct sales representatives or through independent distributors and are shipped throughout the world from facilities in the United States, Belgium, Japan and South Africa. Our industrial segment sales are generated by our direct sales representatives or through independent distributors and these products are shipped primarily to telecommunications and industrial companies domestically and abroad from the United States.
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
The new U.S. medical device excise tax on the sale of medical devices was effective January 1, 2013. The statutory rate of the medical device excise tax is 2.3% of revenues on initial sales of finished medical products sold in the United States. The Company's effective rate for this excise tax is less than the statutory rate which is primarily due to international sales. We expect our medical device excise taxes to be approximately 0.5% to 1.0% of our total revenues for 2013.
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
Acquisition-related items. Acquisition-related items consists of acquisition transaction costs, subsequent accretion of and revision, if any, to the contingent consideration related to acquisitions and other expenses directly associated with acquisitions.
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
Exchange Rate Gain (Loss). Exchange rate gain (loss) is comprised of foreign currency transaction and remeasurement gains and losses, and the effect of changes in value and net settlements of certain of our foreign exchange forward contracts.
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
Results of Operations
The following table sets forth items derived from our unaudited condensed consolidated statements of operations for the three months ended June 30, 2013 and 2012 presented in both absolute dollars (in thousands) and as a percentage of revenues, with the dollar and percentage change year over year:

	Three Months Ended June 30,				Changes
	2013		2012		$	%
Revenues	$101,344	100.0%	$95,373	100.0%	$5,971	6.3%
Cost of revenues, excluding amortization of intangibles	36,039	35.6	31,976	33.5	4,063	12.7
Gross profit	65,305	64.4	63,397	66.5	1,908	3.0
Operating expenses:
Selling, general and administrative	45,734	45.1	41,991	44.0	3,743	8.9
Research and development	17,954	17.7	13,879	14.6	4,075	29.4
Amortization of intangibles	820	0.8	888	0.9	(68)	(7.7)
Acquisition-related items	911	0.9	—	—	911	—
Total operating expenses	65,419	64.6	56,758	59.5	8,661	15.3
Operating income	(114)	(0.1)	6,639	7.0	(6,753)	(101.7)
Interest income	305	0.3	203	0.2	102	50.2
Interest expense	(6,607)	(6.5)	(1,677)	(1.8)	(4,930)	294.0
Exchange rate (loss) gain	(301)	(0.3)	74	0.1	(375)	(506.8)
Other, net	2,279	2.2	88	0.1	2,191	2,489.8
(Loss) income before income tax	(4,438)	(4.4)	5,327	5.6	(9,765)	(183.3)
Income tax (benefit) expense	(2,050)	(2.0)	2,028	2.1	(4,078)	(201.1)
Net (loss) income	$(2,388)	(2.4)%	$3,299	3.5%	$(5,687)	(172.4)%
The following table sets forth items derived from our unaudited condensed consolidated statements of operations for the six months ended June 30, 2013 and 2012, presented in both absolute dollars (in thousands) and as a percentage of revenues:

	Six Months Ended June 30,				Changes
	2013		2012		$	%
Revenues	$194,575	100.0%	$185,733	100.0%	$8,842	4.8%
Cost of revenues, excluding amortization of intangibles	69,166	35.5	61,549	33.1	7,617	12.4
Gross profit	125,409	64.5	124,184	66.9	1,225	1.0
Operating expenses:
Selling, general and administrative	89,563	46.0	86,336	46.5	3,227	3.7
Research and development	33,605	17.3	27,528	14.8	6,077	22.1
Amortization of intangibles	1,654	0.9	1,760	0.9	(106)	(6.0)
Acquisition-related items	2,489	1.3	—	—	2,489	—
Total operating expenses	127,311	65.4	115,624	62.2	11,687	10.1
Operating (loss) income	(1,902)	(1.0)	8,560	4.6	(10,462)	(122.2)
Interest income	643	0.3	433	0.2	210	48.5
Interest expense	(13,152)	(6.8)	(3,149)	(1.7)	(10,003)	317.7
Exchange rate loss	(1,079)	(0.6)	(101)	(0.1)	(978)	968.3
Other, net	4,177	2.1	(8)	—	4,185	(52,312.5)
(Loss) income before income tax	(11,313)	(5.8)	5,735	3.1	(17,048)	(297.3)
Income tax (benefit) expense	(5,764)	(3.0)	2,165	1.2	(7,929)	(366.2)
Net (loss) income	$(5,549)	(2.9)%	$3,570	1.9%	$(9,119)	(255.4)%
The following table sets forth our revenues by segment and product (in thousands) and the changes in revenues between the specified periods:

	Three Months Ended June 30,		Changes		Six Months Ended June 30,		Changes
	2013	2012	$	%	2013	2012	$	%
Medical segment:
Consoles	$11,547	$10,735	$812	7.6%	$20,505	$18,850	$1,655	8.8%
Single-procedure disposables:
IVUS	49,878	51,624	(1,746)	(3.4)%	97,845	105,108	(7,263)	(6.9)%
FFR	28,652	22,930	5,722	25.0%	55,475	43,068	12,407	28.8%
Other	8,944	6,839	2,105	30.8%	16,916	13,460	3,456	25.7%
Sub-total medical segment	99,021	92,128	6,893	7.5%	190,741	180,486	10,255	5.7%
Industrial segment	2,323	3,245	(922)	(28.4)%	3,834	5,247	(1,413)	(26.9)%
	$101,344	$95,373	$5,971	6.3%	$194,575	$185,733	$8,842	4.8%
The following table sets forth our revenues by geographic area (in thousands) and the changes in revenues in the specified periods:

	Three Months Ended June 30,		Changes		Six Months Ended June 30,		Changes
	2013	2012	$	%	2013	2012	$	%
Revenue (1):
United States	$49,071	$44,692	$4,379	9.8%	$92,402	$86,069	$6,333	7.4%
Japan	27,743	29,538	(1,795)	(6.1)%	55,924	60,327	(4,403)	(7.3)%
Europe, the Middle East and Africa	18,053	15,352	2,701	17.6%	34,141	29,016	5,125	17.7%
Rest of world	6,477	5,791	686	11.8%	12,108	10,321	1,787	17.3%
	$101,344	$95,373	$5,971	6.3%	$194,575	$185,733	8,842	4.8%

(1)
Revenues are attributed to geographies based on the location of the customer, except for shipments to original equipment manufacturers, which are attributed to the country of origin of the equipment distributed.

Comparison of Three Months Ended June 30, 2013 and 2012
Revenues. Overall, the increase in the medical segment revenue in the three months ended June 30, 2013 compared with the three months ended June 30, 2012 was driven by increased demand for our consoles and disposable products, partially offset by the unfavorable impacts of foreign exchange rates to the yen. The increases in FFR disposable revenues were primarily due to the increased adoption of the technology based on clinical study data. The decrease in IVUS disposable revenues was due to the unfavorable impact of approximately $4.4 million of foreign currency exchange related to the yen, partially offset by increased demand. The increase in other revenues is primarily due to higher sales of third-party products and higher service contract and rental revenues.
We recognized increases in revenues across all our key geographic markets except for Japan. The decrease in Japan is due to the unfavorable impact of approximately $5.7 million of foreign currency exchange related to the yen.
We have experienced a decline in the number of PCI procedures performed in the United States. We believe the decline is in part due to concerns by clinicians and payers regarding the appropriateness of conducting PCI procedures, concerns regarding the efficacy of therapeutic treatment options, the long-term efficacy of drug-eluting stents, economic constraints, and reduced rates of restenosis. If the number of PCI procedures continues to decline, it may adversely impact our operating results and our business prospects.
Cost of Revenues. The increase in the cost of revenues in the three months ended June 30, 2013 compared with the three months ended June 30, 2012 was primarily due to higher sales volume. Gross margin was 64.4% of revenues in three months ended June 30, 2013, decreasing from 66.5% of revenues in the three months ended June 30, 2012. This unfavorable change in gross margin was primarily the result of the unfavorable impacts of foreign exchange rates related to the yen, product mix and duplicate costs related to the transition of certain manufacturing operations to Costa Rica.
Selling, General and Administrative. The increase in selling, general and administrative expenses in the three months ended June 30, 2013 as compared with the three months ended June 30, 2012 was primarily due to the higher variable costs for U.S. sales driven by higher sales volumes and expansion of Japanese and European sales and marketing organization, including continued

growth in our Japanese and European operation to support our direct sales efforts there and increased information technology and infrastructure expenses to support company growth. In addition, medical device excise taxes for the second quarter of 2013 totaled $742,000, or 0.73% of revenue. This new U.S. tax on the sale of medical devices was effective January 1, 2013, thus there was no corresponding amount for the second quarter of 2012.
Research and Development. The increase in research and development expenses in the three months ended June 30, 2013 compared with the three months ended June 30, 2012 was primarily due to increased spending on various product development projects and activities supporting other acquired technologies.
Amortization of Intangibles. The amortization of intangibles in the three months ended June 30, 2013 as compared with the three months ended June 30, 2012 remained consistent.
Acquisition-related Items. The acquisition-related items during the three months ended June 30, 2013 consist primarily of the change in fair value of the contingent consideration related to the Crux acquisition as a result of the passage of time.
Interest Income. The increase in interest income for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was primarily due to the increase in our available-for-sale investment balance resulting from the proceeds of our convertible debt offering discussed in Note 3 of our unaudited condensed consolidated financial statements "Financial Statement Details - Debt".
Interest Expense. Interest expense during the three months ended June 30, 2013 was primarily related to interest and accretion of debt discount incurred on the convertible debt issued in December 2012 ($460 million aggregate principal amount during the three months ended June 30, 2013) and the convertible debt issued in September 2010 ($25 million aggregate principal amount during the three months ended June 30, 2013). Interest expense during the three months ended June 30, 2012 was primarily related to interest and accretion of debt discount incurred on the convertible debt issued in September 2010 ($115 million aggregate principal amount during the three months ended June 30, 2012).
Exchange Rate Gain (Loss). During the three months ended June 30, 2013 and 2012, the impact of fluctuations in exchange rates was somewhat mitigated by our hedging practices. Through our hedging program, we are able to reduce the volatility of our exchange rate gains and losses resulting from the remeasurement of our intercompany receivable balances and non-functional currency transactions at current exchange rates.
Other. During the three months ended June 30, 2013, the Company recognized $2.2 million of gains in connection with the liquidation of a long term investment, which had been accounted for using the cost method.
Income Tax (Benefit) Expense. During the three months ended June 30, 2013, we recognized income tax benefit of $2.1 million compared to an income tax expense of $2.0 million during the three months ended June 30, 2012.

Comparison of Six Months Ended June 30, 2013 and 2012
Revenues. Overall, the increase in the medical segment revenue in the six months ended June 30, 2013 compared with the six months ended June 30, 2012 was driven by increased demand for our consoles and disposable products, partially offset by the unfavorable impacts of foreign exchange rates to the yen. The increases in FFR disposable revenues were primarily due to the increased adoption of the technology based on clinical study data. The decrease in IVUS disposable revenues was due to the unfavorable impact of approximately $7.6 million of foreign currency exchange related to the yen and the unfavorable impact on pricing as a result of a reduction in the medical reimbursement rate in Japan, partially offset by increased demand. The increase in other revenues is primarily due to higher sales of third-party products and higher service contract and rental revenues.
We recognized increases in revenues across all our key geographic markets except for Japan. The decrease in Japan is mainly due to the unfavorable impact of approximately $9.9 million of foreign currency exchange related to the yen and the unfavorable impact on pricing as a result of a reduction in the medical reimbursement rate in Japan that became effective in the second quarter of 2012.
We have experienced a decline in the number of PCI procedures performed in the United States. We believe the decline is in part due to concerns by clinicians and payers regarding the appropriateness of conducting PCI procedures, concerns regarding the efficacy of therapeutic treatment options, the long-term efficacy of drug-eluting stents, economic constraints, and reduced rates of restenosis. If the number of PCI procedures continues to decline, it may adversely impact our operating results and our business prospects.
Cost of Revenues. The increase in the cost of revenues in the six months ended June 30, 2013 compared with the six months ended June 30, 2012 was primarily due to higher sales volume. Gross margin was 64.5% of revenues in six months ended June 30, 2013, decreasing from 66.9% of revenues in the six months ended June 30, 2012. This unfavorable change in gross margin was primarily the result of the unfavorable impacts of foreign exchange rates related to the yen, product mix, duplicate costs related to the transition of certain manufacturing operations to Costa Rica, and unfavorable impact on pricing as a result of a reduction in the medical reimbursement rate in Japan that became effective in the second quarter of 2012.
Selling, General and Administrative. The increase in selling, general and administrative expenses in the six months ended June 30, 2013 as compared with the six months ended June 30, 2012 was primarily due to the higher variable costs for U.S. sales driven by higher sales volumes, expansion of Japanese and European sales and marketing organization, including continued growth in our Japanese and European operation to support our direct sales efforts there and increased information technology and infrastructure expenses to support company growth. The increase was partially offset by not incurring Costa Rica start up expense in the first quarter of 2013, while we did incur such expense during the pre-production phase of our Costa Rica operation in the first quarter of 2012. In addition, medical device excise taxes for the six months ended June 30, 2013 totaled $1.4 million, or 0.71% of revenue. This new U.S. tax on the sale of medical devices was effective January 1, 2013, thus there was no corresponding amount for the six months ended June 30, 2012.
Research and Development. The increase in research and development expenses in the six months ended June 30, 2013 compared with the six months ended June 30, 2012 was primarily due to increased spending on various product development projects and activities supporting other acquired technologies.
Amortization of Intangibles. The amortization of intangibles in the six months ended June 30, 2013 as compared with the six months ended June 30, 2012 remained consistent.
Acquisition-related Items. The acquisition-related items during the six months ended June 30, 2013 consist of transaction costs related to the Sync-Rx and Crux acquisitions and the change in fair value of the contingent consideration related to the Crux acquisition primarily as a result of the passage of time.
Interest Income. The increase in interest income for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was primarily due to the increase in our available-for-sale investment balance resulting from the proceeds of our convertible debt offering discussed in Note 3 of our unaudited condensed consolidated financial statements "Financial Statement Details - Debt".
Interest Expense. Interest expense during the six months ended June 30, 2013 was primarily related to interest and accretion of debt discount incurred on the convertible debt issued in December 2012 ($460 million aggregate principal amount during the six months ended June 30, 2013) and the convertible debt issued in September 2010 ($25 million aggregate principal amount during the six months ended June 30, 2013). Interest expense during the six months ended June 30, 2012 was primarily related to interest and accretion of debt discount incurred on the convertible debt issued in September 2010 ($115 million aggregate principal amount during the six months ended June 30, 2012).
Exchange Rate Gain (Loss). During the six months ended June 30, 2013 and 2012, the impact of fluctuations in exchange rates was somewhat mitigated by our hedging practices. Through our hedging program, we are able to reduce the volatility of our exchange rate gains and losses resulting from the remeasurement of non-functional currency transactions at current exchange rates.
Other. During the six months ended June 30, 2013, the Company recognized $4.1 million of gains in connection with the liquidation of a long term investment, which had been accounted for using the cost method.
Income Tax (Benefit) Expense. During the six months ended June 30, 2013, we recognized income tax benefit of $5.8 million compared to an income tax expense of $2.2 million during the six months ended June 30, 2012. During the first quarter of 2013, federal legislation was enacted within the U.S. that retroactively allowed a research and development (R&D) tax credit for all of 2012 and extended the R&D credit through the twelve months ending December 31, 2013. Because this legislation was enacted in 2013, the full benefit of the credit related to 2012's activities was recognized during the six months ended June 30, 2013.
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
At June 30, 2013, our cash and cash equivalents and available-for-sale investments totaled $500.9 million. We invest our excess funds in short-term and long-term securities issued by corporations, banks, the U.S. government, municipalities, and financial holding companies and in money market funds comprised of these same types of securities.
At June 30, 2013, our accumulated deficit was $87.5 million. During the six months ended June 30, 2013, our business generated approximately $1.5 million in cash related to operating activities. During the six months ended June 30, 2012, our business generated approximately $28.1 million in cash flows from operating activities.
Cash Flows (in thousands)

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$1,527	$28,055
Net cash used in investing activities	(32,149)	(90,949)
Net cash provided by financing activities	2,883	7,286
Effect of exchange rate changes on cash and cash equivalents	(1,136)	(306)
Net change in cash and cash equivalents	$(28,875)	$(55,914)
Cash Flows from Operating Activities. Cash provided by operating activities of $1.5 million for the six months ended June 30, 2013 reflected our net loss of $5.5 million, adjusted for non-cash expenses, consisting primarily of $13.6 million of depreciation and amortization, including amortization or accretion of investment premium or discount, $7.8 million of stock-based compensation expense, $9.3 million of accretion of debt discount on convertible notes and other long term liabilities, and $1.7 million for the accretion of the contingent consideration related to the Crux acquisition. Uses of cash include an increase of accounts receivable of $5.5 million and prepaid expenses and other assets of $11.1 million, decreases in accounts payable of $6.2 million and other accrued liabilities of $3.9 million and an increase in inventories of $6.8 million related to our expected sales demand.
Cash provided by operating activities of $28.1 million for the six months ended June 30, 2012 reflected our net income of $3.6 million, adjusted for non-cash expenses of $12.9 million of depreciation and amortization, including amortization or accretion of investment premium or discount, $7.5 million of stock-based compensation expense and $2.5 million of accretion of debt discount on convertible notes. Additional sources of cash include an increase of accounts payable, accrued compensation and accrued expenses and other liabilities of $3.8 million. Uses of cash primarily included an increase of accounts receivable of $2.8 million related to increased sales and increase of inventories of $3.4 million related to our expected sales demand.
Cash Flows from Investing Activities. During the six months ended June 30, 2013, $154.9 million was used to purchase short-term and long-term available-for-sale securities and $18.4 million was used for capital expenditures, including purchases of medical diagnostic equipment, manufacturing equipment and ERP system implementation. These purchases were partially offset by $139.5 million from the sale or maturity of investments.
Cash used in investing activities was $90.9 million in the six months ended June 30, 2012 , resulting from approximately $177.7 million used to purchase investments, $27.7 million used for capital expenditures, including construction of our Costa Rica plant, capital expenditures for medical diagnostic equipment, manufacturing equipment and ERP system, and $1.9 million used for acquisition of intangible assets, including developed technologies and patents. Sources of cash included the sale or maturity of investments of $115.9 million.
Cash Flows from Financing Activities. Cash provided by financing activities in the six months ended June 30, 2013 consisted primarily of $1.2 million from exercises of common stock options and $1.7 million from the sale of common stock under our employee stock purchase plan.
Cash provided by financing activities was $7.3 million in the six months ended June 30, 2012, resulting primarily from proceeds of $5.4 million from employee exercises of common stock options and $1.9 million from the issuance of stock under our employee stock purchase plan.
Future Liquidity Needs
At June 30, 2013, we believe our current cash and cash equivalents and our available-for-sale investments will be sufficient to fund working capital requirements, debt service requirements, capital expenditures and operations for at least the next 12 months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.
Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of any future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, the extent to which we engage in acquisitions or other strategic transactions in which we use cash as consideration, working capital required to support our sales growth, funds required to service our debt, the receipt of and time required to obtain regulatory clearances and approvals, our sales and marketing programs, our need for infrastructure to support our sales growth, the continuing acceptance of our products in the marketplace, competing technologies and changes in the market and regulatory environment and cash that may be required to settle our foreign currency contracts.
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
Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification to business partners and customers for losses suffered or incurred for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The term of these indemnification arrangements is generally perpetual. The maximum potential amount of future payments we could be required to make under these agreements is unlimited. At June 30, 2013, we have not incurred any costs to defend lawsuits or settle claims related to these indemnification arrangements.

Contractual Obligations
At June 30, 2013, there were no additional material contractual obligations other than the items detailed in Note 4 - “Commitments and Contingencies–Purchase Commitments” and those disclosed in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" of our annual report on Form 10-K for the year ended December 31, 2012.

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
Interest Rate Risk
Our exposure to interest rate risk at June 30, 2013 is related to the investment of our excess cash into highly liquid financial investments as well as our convertible debt which has a fixed rate. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates.
At June 30, 2013, we held $500.9 million in cash and cash equivalents and available-for-sale investments of which $437.9 million consisted of highly liquid financial investments with original final maturities of one year or less and the remaining amount was long-term available-for-sale investments with original final maturities over one year. If interest rates were to increase instantaneously and uniformly by 10 basis points, compared to interest rates as of June 30, 2013, the fair market value of our investment portfolio would decrease by approximately $160,000.
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
Foreign Currency Exchange Risk
We are exposed to foreign currency risks through our global operations, primarily in Japan and Europe, and when we enter into transactions in non-functional currencies. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the yen and the euro, could adversely affect our financial results. During the six months ended June 30, 2013, 28.0% and 17.1% of our revenues were denominated in the yen and the euro, respectively, and 11.6% and 10.0% of our operating expenses were denominated in the yen and the euro, respectively. If our yen or euro denominated sales exceed our yen or euro denominated costs, and the U.S. dollar strengthens relative to the yen or euro, there is an adverse effect on our results of operations. Conversely, if the U.S. dollar weakens relative to the yen or euro, there is a positive effect on our results of operations. For example, the average exchange rate of one U.S. dollar to yen increased 18.4% from 79.2 in the six months ended June 30, 2012 to 93.8 in the six months ended June 30, 2013, which resulted in a net negative impact to our operating results for the six months ended June 30, 2013 in the amount of approximately $6.3 million. The average exchange rate of one euro to U.S. dollar remained consistent in the six months ended June 30, 2013 compared with the six months ended June 30, 2012.
We enter into derivative financial instruments, principally forward contracts, to manage a portion of the foreign currency risk related to transactions in non-functional currencies. We record derivative financial instruments as either assets or liabilities in our unaudited condensed consolidated balance sheets and measure them at fair value. Certain of the derivative instruments we use to mitigate this exposure are not designated for hedge accounting treatment, and as a result, changes in their fair values are recorded in exchange rate gain (loss) in the unaudited condensed consolidated statement of operations. These contracts contain net settlement features. If we experience unfavorable changes in foreign exchange rates, we may be required to use significant amounts of cash to settle the transactions which may adversely affect the operating results that we report with respect to the corresponding period.

Commencing April 2013, we broadened our currency hedging program to hedge forecasted intercompany product sales that are denominated in the yen and the euro. Forward contracts are used to hedge forecasted intercompany product sales over specific time periods. These forward contracts are designated as cash flow hedges and have maturity dates of up to 19 months. Changes in the fair value of cash flow hedges, excluding time value of the hedges which is recorded as interest expense, are reported as a component of accumulated other comprehensive income (loss), or AOCI, within stockholders' equity. Once the underlying hedged transaction is recorded, we de-designate the derivative, cease to apply hedge accounting treatment to the transaction and record any further gains or losses to exchange rate gain (loss). We evaluate effectiveness at the inception of the hedge and on an ongoing basis. To the extent we experience ineffectiveness in our hedges, the gains or losses accumulated in other comprehensive income associated with the ineffective portion of the hedge are reclassified immediately into exchange rate gain (loss). We adjust the level and use of derivatives as soon as practicable after learning that an exposure has changed. We review all exposures on derivative positions on a regular basis.
We are exposed to credit losses in the event of nonperformance by the banks with which we transact foreign currency contracts. We currently hold foreign exchange forward contracts with two counterparties. Our overall risk of loss in the event of a counterparty default is limited to the amount of any unrealized gains on outstanding contracts (i.e., those contracts that have a positive fair value) at the date of default. We manage this credit risk by executing foreign currency contracts with counterparties that meet our minimum requirements, and monitoring the credit ratings of our counterparties on a periodic basis. As of June 30, 2013, we have a total credit exposure of $3.0 million from nonperformance of foreign exchange hedging counterparties.
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
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, at June 30, 2013, our disclosure controls and procedures were effective.
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
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our revenues are primarily derived from sales of our IVUS and FFR products, which include our multi-modality consoles and our single-procedure disposable catheters and fractional flow reserve wires. IVUS technology is widely used in Japan for determining the placement of stents in patients with coronary disease but the penetration rate in the United States and Europe for the same type of procedure is relatively low. Our wires are used to measure the pressure and flow characteristics of blood around plaque, enabling physicians to gauge the physiological impact of blood flow and pressure. We expect that sales of our IVUS and FFR products will continue to account for a majority of our revenues for the foreseeable future, however it is difficult to predict the penetration and future growth rate (if any) or size of the market for IVUS and FFR technology. The expansion of the IVUS and FFR markets depends on a number of factors, such as:

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
Even if IVUS and FFR technology gain wide market acceptance, our IVUS and FFR products may not adequately address market requirements and may not continue to gain or maintain market acceptance among physicians, healthcare payors and the medical community due to factors such as:

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
If IVUS and FFR technology generally, or our IVUS and FFR products specifically, do not gain or continue to gain wide market acceptance, we may not be able to achieve our anticipated growth, revenues or profitability and our results of operations would suffer.
* The risks inherent in our international operations may adversely impact our revenues, results of operations and financial condition.
We derive, and anticipate that we will continue to derive, a significant portion of our revenues from operations in Japan and Europe. As we expand internationally, we will need to hire, train and retain qualified personnel for our manufacturing and direct sales efforts, retain distributors and train their and our manufacturing, sales and other personnel in countries where language, cultural or regulatory impediments may exist. We cannot ensure that distributors, physicians, regulators or other government agencies outside the United States will accept our products, services and business practices. Further, we purchase and manufacture some components in foreign markets. The manufacture, sale and shipment of our products and services across international borders, as well as the purchase of components from non-U.S. sources, subject us to extensive U.S. and foreign governmental trade regulations. Current or future trade, social and environmental regulations or political issues could restrict the supply of resources used in production or increase our costs. Compliance with such regulations is costly. Any failure to comply with applicable legal and regulatory obligations in connection with our international operations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Failure to comply with applicable legal and regulatory obligations in connection with our international operations could result in the disruption of our manufacturing, shipping and sales activities. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions, including:

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

•
longer payment cycles and difficulties collecting receivables or otherwise exercising remedies (including by foreclosing on the applicable products sold) against defaulting counterparties through foreign legal systems;

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
*In connection with our recent acquisitions we may experience difficulty with integration, and if we choose to acquire any new businesses, products or technologies, we may experience difficulty in the identification or integration of any such acquisition, and our business may suffer.
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
We may also encounter risks, costs and expenses associated with any undisclosed or other unanticipated liabilities, use more cash and other financial resources on integration and implementation activities than we expect or incur significant costs and expenses related to litigation with counterparties to such transactions, such as the lawsuit filed against us in federal district court on March 27, 2012 alleging claims for breach of contract, breach of fiduciary duty, and breach of the implied covenant of good faith and fair dealing based on our acquisition of CardioSpectra, Inc. in 2007. In addition, any amortization or other charges resulting from acquisitions, including write-offs relating to goodwill and other intangible assets, could negatively impact our operating results.
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
Even though we engage in foreign currency hedging arrangements for certain of our revenues and operating expenses, foreign currency fluctuations may adversely affect our revenues and earnings. During the six months ended June 30, 2013, 17.1% and 28.0% of our revenues were denominated in the euro and yen, respectively, and 10.0% and 11.6% of our operating expenses were denominated in the euro and the yen, respectively. We use foreign currency forward contracts to manage a portion of the foreign currency risk related to our intercompany receivable balances with our foreign subsidiaries whose functional currencies are the euro and yen. Commencing April 2013, we initiated a hedging program that broadened our use of foreign currency forward contracts to manage portions of our foreign currency risk related to our intercompany sales with our foreign subsidiaries and other non-functional currency transactions worldwide. We cannot be assured our hedges will be effective or that the costs of the hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro and the yen, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results. In periods of a strengthening U.S. dollar relative to the yen or the euro, we would record less revenue and our results of operations could be negatively impacted.
*General national and worldwide economic conditions may materially and adversely affect our financial performance and results of operations.
Our operations and performance depend significantly on national and worldwide economic conditions and the resulting impact on purchasing decisions and the level of spending on our products by customers in the geographic markets in which our IVUS and FFR and other products are sold or distributed. These economic conditions remain challenging in many countries and regions, including without limitation the United States, Japan, Europe, the Middle East and Africa, where we have generated most of our revenues. In the United States, the recovery from the recent recession has been below historic averages and the unemployment rate is expected to remain high for some time. The challenging global economic conditions have also led to concerns over the solvency of certain European Union member states, including Greece, Ireland, Italy, Portugal and Spain. On August 5, 2011, Standard & Poor's downgraded the U.S. credit rating to AA+ from its top rank of AAA, and the current U.S. debt ceiling and budget deficit concerns have increased the possibility of other credit-rating agency downgrades that could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. Likewise, the political unrest in the Middle East may have adverse consequences to the global economy or to our customers in the Middle East, which could negatively impact our business. In any event, uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. If our customers do not obtain or do not have access to the necessary capital to operate their businesses, or are otherwise adversely affected by the deterioration in national and worldwide economic conditions, this could result in reductions in the sales of our products, longer sales cycles and slower adoption of new technologies by our customers, which would materially and adversely affect our business. We experienced declines in the number of PCI procedures performed in the U.S. and in sales of our non-medical products to telecommunications and industrial companies during 2012 due to, in part, the then-prevailing economic conditions. In addition, our customers', distributors' and suppliers' liquidity, capital resources and credit may be adversely affected by their relative ability or inability to obtain capital and credit, which could adversely affect our ability to collect on our outstanding invoices or lengthen our collection cycles or otherwise exercise remedies (including by foreclosing on the applicable products sold) against a defaulting customer or distributor, adversely affect our ability to distribute our products or limit our timely access to important sources of raw materials necessary for the manufacture of our consoles and catheters.
We have invested a portion of our excess cash in money market funds and corporate debt securities issued by banks and corporations. The interest paid on these types of investments and the value of certain securities may decline. While our investment portfolio has experienced reduced yields, we have not yet experienced a deterioration of the credit quality of our holdings or other material adverse effects. There can be no assurances that our investment portfolio will not experience any such deterioration in credit quality or other material adverse effects in future periods, or that national and worldwide economic conditions will not worsen.
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
*We may encounter a number of challenges relating to the management and operation of our newly constructed Costa Rica facilities, and the expansion has and will continue to increase our fixed costs, which may have a negative impact on our financial results and condition.
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
*Any defects or malfunctions in the computer hardware or software we utilize in our products could cause severe performance failures in such products, which would harm our reputation and adversely affect our results of operations and financial condition.
Our existing and new products depend and will depend on the continuous, effective and reliable operation of computer hardware and software. For example, our IVUS products utilize sophisticated software that analyzes in real-time plaque composition and identifies lumen and vessel borders, which are then displayed in three-dimensional, color-coded images on a computer screen. Although we update the computer software utilized in our products on a regular basis, there can be no guarantee that defects do not or will not in the future exist or that unforeseen malfunctions, whether within our control or otherwise, will not occur. In addition, our devices may be targeted and/or adversely affected by cybersecurity attacks, including malware. Although we have implemented various safeguards to prevent unauthorized access or modification to our products, we cannot assure you that these safeguards are or will continue to be effective. Any defect, malfunction or other failing in the computer hardware or software utilized by our IVUS or other products, including products we develop in the future, could result in inaccurate readings, misinterpretations of data, or other performance failures that could render our products unreliable or ineffective and could lead to decreased confidence in our products, damage to our reputation, reduction in our sales and product liability claims, the occurrence of any of which could have a material adverse effect on our results of operations and financial condition. Furthermore, as a result of cybersecurity vulnerabilities and incidents that could directly impact medical devices, in June 2013 the FDA issued draft guidance which may result in additional regulation in the medical device industry, which could, among other things, impact our ability to obtain regulatory approval of new products.
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
The market price of our common stock could be subject to significant fluctuation. Factors that could cause volatility in the market price of our common stock include the following:

•	changes in earnings estimates, investors' perceptions, recommendations by securities analysts or our failure to achieve analysts' earnings estimates;

•	changes in foreign currency exchange rates;

•	quarterly variations in our or our competitors' results of operations;

•	changes in governmental regulations or in the status of our regulatory clearance or approvals;

•	changes in availability of third-party reimbursement in the United States or other countries;

•	the announcement of new products or product enhancements by us or our competitors;

•	the announcement of an acquisition or other business combination or strategic transaction;

•	possible sales of our common stock by investors who view the 2015 Notes and the 2017 Notes as a more attractive means of equity participation in us;

•	the conversion of some or all of the 2015 Notes or the 2017 Notes and any sales in the public market of shares of our common stock issued upon conversion of the 2015 Notes or the 2017 Notes;

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
As of July 31, 2013, our directors, officers and principal stockholders (those holding more than 5% of our common stock) collectively controlled a significant portion of our outstanding common stock. To the extent our directors, officers and principal stockholders continue to hold a significant portion of our outstanding common stock, these stockholders, if they act together, would be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.
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

(a) On August 2, 2013, our board of directors adopted and approved an amendment to the Bylaws of the Company, or the Bylaws, effective August 2, 2013, to add a new Section 8.10 and re-number former Sections 8.10 and 8.11 as Sections 8.11 and 8.12, respectively. The new Section 8.10 provides that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company's stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or (iv) any action asserting a claim governed by the internal affairs doctrine. New Section 8.10 further provides that any person or entity purchasing or otherwise acquiring any interest in shares of capital stock of the Company shall be deemed to have notice of and consented to this provision.
The foregoing summary of the changes to the Bylaws is qualified in its entirety by reference to the complete text of the Bylaws, as revised and restated, a copy of which is attached to this quarterly report on Form 10-Q as Exhibit 3.2 and incorporated herein by reference.

Item 6.	Exhibits

Exhibit Number	Description

2.1	Amendment to Merger Agreement, dated July 1, 2013, by and among the Registrant, Crux Biomedical, Inc. and Shareholder Representative Services LLC.

3.1
Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.2	Bylaws of the Registrant, as revised.

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

10.1*
Amended and Restated 2005 Equity Compensation Plan, as amended (filed as Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A (File No. 000-52045), as filed on April 11, 2013, and incorporated by reference herein).

10.2*	Director Compensation Policy, as revised.

10.3*	Termination agreement, dated June 3, 2013, by and between the Registrant and Michel Lussier.

10.4*	Relocation Agreement, dated May 22, 2013, by and between the Registrant and Michel Lussier.

10.5*	Transition of Employment Agreement, dated May 22, 2013, by and between the Registrant and Michel Lussier.

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan.

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

Signature	Title	Date

/s/ John T. Dahldorf	Chief Financial Officer (principal financial officer, principal accounting officer and duly authorized officer)	August 6, 2013
John T. Dahldorf

EXHIBIT INDEX

Exhibit Number	Description

2.1	Amendment to Merger Agreement, dated July 1, 2013, by and among the Registrant, Crux Biomedical, Inc. and Shareholder Representative Services LLC.

3.1
Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.2	Bylaws of the Registrant, as revised.

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

10.1*
Amended and Restated 2005 Equity Compensation Plan, as amended (filed as Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A (File No. 000-52045), as filed on April 11, 2013, and incorporated by reference herein).

10.2*	Director Compensation Policy, as revised.

10.3*	Termination agreement, dated June 3, 2013, by and between the Registrant and Michel Lussier.

10.4*	Relocation Agreement, dated May 22, 2013, by and between the Registrant and Michel Lussier.

10.5*	Transition of Employment Agreement, dated May 22, 2013, by and between the Registrant and Michel Lussier.

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan.

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