Form 10-Q
period 2013-09-30
Volcano Corp
filed 2013-11-07
CIK 1354217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-52045
Volcano Corporation
(Exact name of registrant as specified in its charter)

Delaware	33-0928885
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3721 Valley Centre Drive, Suite 500 San Diego, CA	92130
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2013
Common stock, $0.001 par value	54,887,281

VOLCANO CORPORATION
Quarterly Report on Form 10-Q for the quarter ended September 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
VOLCANO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$211,406	$330,635
Short-term available-for-sale investments	188,778	140,960
Accounts receivable, net	76,297	76,348
Inventories	66,967	52,811
Prepaid expenses and other current assets	33,260	21,773
Total current assets	576,708	622,527
Long-term available-for-sale investments	89,210	44,385
Property and equipment, net	119,965	104,385
Intangible assets, net	60,631	50,657
Goodwill	53,082	51,577
Other non-current assets	28,104	28,813
Total assets	$927,700	$902,344
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,418	$16,284
Accrued compensation	23,615	23,227
Accrued expenses and other current liabilities	24,473	23,529
Deferred revenues	9,453	9,789
Contingent consideration	2,911	2,908
Total current liabilities	75,870	75,737
Convertible senior notes	396,211	382,300
Other long-term debt	1,232	1,119
Deferred revenues	4,435	4,661
Contingent consideration, non-current portion	29,657	27,323
Other non-current liabilities	7,009	2,859
Total liabilities	514,414	493,999
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, par value of $0.001; 10,000 shares authorized; no shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, par value of $0.001; 250,000 shares authorized at September 30, 2013 and December 31, 2012; 54,815 and 53,944 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	55	54
Additional paid-in capital	512,112	494,276
Accumulated other comprehensive loss	(2,974)	(4,083)
Accumulated deficit	(95,907)	(81,902)
Total stockholders’ equity	413,286	408,345
Total liabilities and stockholders’ equity	$927,700	$902,344
See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$95,809	$93,656	$290,384	$279,389
Cost of revenues, excluding amortization of intangibles	33,458	33,248	102,624	94,797
Gross profit	62,351	60,408	187,760	184,592
Operating expenses:
Selling, general and administrative	45,479	40,699	134,784	127,035
Research and development	16,609	13,032	50,214	40,560
Amortization of intangibles	834	710	2,488	2,470
Acquisition-related items	1,253	—	3,742	—
Restructuring charges	4,616	—	4,874	—
Total operating expenses	68,791	54,441	196,102	170,065
Operating (loss) income	(6,440)	5,967	(8,342)	14,527
Interest income	327	223	970	656
Interest expense	(6,756)	(1,844)	(19,908)	(4,993)
Exchange rate gain (loss)	54	(218)	(1,025)	(319)
Other, net	(33)	(23)	4,144	(31)
(Loss) income before income tax	(12,848)	4,105	(24,161)	9,840
Income tax (benefit) expense	(4,392)	2,130	(10,156)	4,295
Net (loss) income	$(8,456)	$1,975	$(14,005)	$5,545
Net (loss) income per share:
Basic	$(0.15)	$0.04	$(0.26)	$0.10
Diluted	$(0.15)	$0.04	$(0.26)	$0.10
Shares used in calculating net (loss) income per share:
Basic	54,652	53,659	54,466	53,309
Diluted	54,652	55,265	54,466	55,097

See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net (loss) income	$(8,456)	$1,975	$(14,005)	$5,545
Other comprehensive income
Foreign currency translation adjustments	1,522	51	1,527	546
Changes in unrealized gain (loss) on available-for-sale investments, net of tax	190	100	(4)	89
Changes in unrealized losses on foreign currency forward exchange contracts, net of tax	(422)	—	(414)	—
Other comprehensive income	1,290	151	1,109	635
Comprehensive (loss) income	$(7,166)	$2,126	$(12,896)	$6,180

See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2012	53,944	$54	$494,276	$(4,083)	$(81,902)	$408,345
Issuance of common stock under equity compensation plans	871	1	5,778			5,779
Employee stock-based compensation cost			12,058			12,058
Net loss					(14,005)	(14,005)
Other comprehensive loss				1,109		1,109
Balance at September 30, 2013	54,815	$55	$512,112	$(2,974)	$(95,907)	$413,286

See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net (loss) income	$(14,005)	$5,545
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	18,677	17,448
Amortization (accretion) of investment premium (discount), net	2,305	2,023
Accretion of debt discount on convertible senior notes and other long term liabilities	14,148	3,700
Accretion of contingent consideration	2,537	—
Non-cash stock compensation expense	12,098	11,428
Asset impairment related to restructuring	4,616	—
Gain on sale of other long-term investment	(4,153)	—
Effect of exchange rate changes and others	10,797	2,502
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,249)	(2,119)
Inventories	(15,195)	(7,467)
Prepaid expenses and other assets	(16,834)	(1,847)
Accounts payable	(2,599)	(521)
Accrued compensation	(535)	(1,573)
Accrued expenses and other liabilities	983	6,077
Deferred revenues	(550)	2,088
Net cash provided by operating activities	9,041	37,284
Investing activities
Purchase of short-term and long-term available-for-sale securities	(342,715)	(237,669)
Sale or maturity of short-term and long-term available-for-sale securities	247,790	188,556
Cash paid related to acquisitions, net of cash acquired	(15,000)	—
Capital expenditures	(26,533)	(36,589)
Cash paid for other intangible assets and investments	(2,377)	(3,107)
Proceeds from sale of long-term investments	5,654	—
Proceeds from foreign currency exchange contracts	—	1,187
Payment for foreign currency exchange contracts	—	(215)
Net cash used in investing activities	(133,181)	(87,837)
Financing activities
Repayment of capital lease liability	(22)	(68)
Proceeds from sale of common stock under employee stock purchase plan	3,576	3,880
Proceeds from exercise of common stock options	2,203	8,408
Net cash provided by financing activities	5,757	12,220
Effect of exchange rate changes on cash and cash equivalents	(846)	24
Net decrease in cash and cash equivalents	(119,229)	(38,309)
Cash and cash equivalents, beginning of period	330,635	107,016
Cash and cash equivalents, end of period	$211,406	$68,707
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,542	$3,326
Cash paid for income taxes	$3,103	$2,337

See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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
The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Reclassification
Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current year presentation.
Net Income (loss) Per Share
Basic net income (loss) per share is computed by dividing consolidated net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing consolidated net income (loss) by the weighted-average number of common shares outstanding and dilutive common stock equivalent shares outstanding during the period. Our potentially dilutive shares include outstanding common stock options, unvested restricted stock units, including those with performance conditions, and incremental shares issuable upon the conversion of the Senior Convertible Notes or upon exercise of the warrants relating to the Senior Convertible Notes. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share or increase net income per share as discussed in the following paragraph. For the three and nine months ended September 30, 2013, potentially dilutive shares totaling 22.2 million and 21.7 million, respectively, have not been included in the computation of diluted net income (loss) per share, as the result would be anti-dilutive. For the three and nine months ended September 30, 2012, potentially dilutive shares totaling 2.0 million and 2.1 million, respectively, have not been included in the computation of diluted net income (loss) per share, as the result would be anti-dilutive.
Diluted net income (loss) per common share does not include any incremental shares related to the Senior Convertible Notes for the three and nine months ended September 30, 2013 and 2012. Because the principal amount of the Senior Convertible Notes will be settled in cash upon conversion, only the conversion spread relating to the Senior Convertible Notes may be included in our calculation of diluted net income (loss) per common share. As such, the Senior Convertible Notes have no impact on diluted net income (loss) per common share until the price of our common stock exceeds the conversion price (initially $29.64 for the 2.875% Convertible Senior Notes due 2015, or the 2015 Notes and $32.83 for the 1.75% Convertible Senior Notes due 2017, or the 2017 Notes, or collectively, the Notes, subject to adjustments) of the Notes. In addition, the diluted net income (loss) per common share does not include any incremental shares related to the exercise of the warrants related to the Notes for the three and nine months ended September 30, 2013 and 2012. The warrants will not have an impact on diluted net income per common share until the price of our common stock exceeds the strike price of the warrants (initially $34.875 for the warrants issued in connection with the 2015 Notes offering and $37.59 for the warrants issued in connection with the 2017 Notes offering, subject to adjustments). When the market price of our stock exceeds the strike price, as applicable, we will include, in the diluted net income (loss) per common share calculation, the effect of the additional shares that may be issued upon exercise of the warrants using the treasury stock method to the extent the effect is not anti-dilutive.

The call options to purchase our common stock, which we purchased to hedge against potential dilution upon conversion of the Notes, are not considered for purposes of calculating the total dilutive weighted average shares outstanding, as their effect would be anti-dilutive. Upon exercise, the call options will mitigate the dilutive effect of the Notes.
The basic and diluted net income (loss) per common share calculations for the three and nine months ended September 30, 2013 and 2012 are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net (loss) income	$(8,456)	$1,975	$(14,005)	$5,545
Weighted average common shares outstanding for basic	54,652	53,659	54,466	53,309
Dilutive potential common stock outstanding:
Stock options	—	1,376	—	1,481
Restricted stock units	—	222	—	300
Employee stock purchase plan	—	8	—	7
Weighted average common shares outstanding for diluted	54,652	55,265	54,466	55,097
Net (loss) income per share:
Basic	$(0.15)	$0.04	$(0.26)	$0.10
Diluted	$(0.15)	$0.04	$(0.26)	$0.10
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
2. Acquisitions and Acquisition-Related Items
Pioneer Acquisition
On August 30, 2013, we completed the acquisition of the Pioneer PlusTM diagnostic ultrasound transducer and percutaneous catheter, or Pioneer, from Medtronic, Inc. or Medtronic. The product line is an interventional medical device designed to enable the crossing of sub-total, total and chronic total occlusions within the peripheral vasculature, potentially eliminating the need for surgery. This acquisition represents a further expansion of our peripheral therapeutics product line.
This transaction was structured as an asset purchase and was accounted for as a business combination with an aggregate purchase price of $15.0 million. The assets acquired, primarily intangible assets, were recorded at their estimated fair values as of the acquisition date. As of the date of this Quarterly Report on Form 10-Q, the Company is still finalizing the allocation of the purchase price. Changes to this allocation may occur as additional information becomes available related to the valuation of inventory, fixed assets and intangible assets.
The acquisition was not individually or collectively considered material to the overall unaudited condensed consolidated financial statements and the results of the Company’s operations. We have included the operating results associated with the Pioneer acquisition in our unaudited condensed consolidated financial statements from the date of acquisition.
Crux Acquisition
On December 12, 2012 we completed the acquisition of all outstanding equity interests in Crux Biomedical, Inc., or Crux, a privately-held company engaged in the development of filter technology for the vascular, cardiovascular and interventional radiology markets. The primary reason for the acquisition was to diversify our product offerings, allow us the opportunity to better position ourselves in the peripheral vascular market and to increase our IVUS product sales. The transaction was accounted for as a business combination. The operating results of Crux from the date of acquisition were included in our unaudited condensed consolidated financial statements.
Consideration

We made up-front cash payments totaling $39.1 million in exchange for 100% of Crux's capital stock, of which $3.9 million is being held in escrow to satisfy claims for indemnification for certain matters made within 12 months following the closing.
We also have a receivable for a working capital shortfall to target which is expected to be settled in 2014. The fair value of the working capital receivable represents the amount by which the working capital acquired in the transaction was less than the target working capital as stated in the Merger Agreement. The receivable will be accreted to its fair value with accretion recorded in acquisition-related items within operating expense. The receivable has a legal right of offset against milestone payments, which are expected to be paid beginning in 2014, and therefore is reflected as a contra liability. The working capital receivable was estimated to be approximately $1.2 million and the fair value of this receivable was estimated to be $900,000 at acquisition. According to the working capital audit completed in the second quarter of 2013, the working capital receivable was adjusted to be approximately $1.4 million and the fair value of this receivable was estimated to be $1.1 million at acquisition. The $200,000 adjustment is a result of additional information about facts that existed at the acquisition date that we obtained after that date, therefore this adjustment resulted in an increase in the working capital receivable and a reduction to goodwill.
In addition, under the Merger Agreement, we previously agreed to pay a cash milestone payment of $3.0 million following the achievement of written clearance by the U.S. Food and Drug Administration, or FDA, of a 510(k) notification for the commercial sale in the United States of an inferior vena cava filter retrieval device currently being developed by Crux, provided such 510(k) notification was submitted on or before June 30, 2013. On July 1, 2013, we entered into an amendment to the Merger Agreement to extend the date by which the 510(k) notification must be submitted from June 30, 2013 to November 30, 2013 for the $3.0 million milestone payment to remain eligible to be paid. The fair value of this contingent consideration was previously estimated to be $2.9 million at acquisition. We revalued the contingent milestone payment based on the amended submission timeline and the fair value of this contingent consideration was estimated to be $2.9 million at September 30, 2013. The fair value of this contingent consideration was recorded as a current liability. We determined the fair value of the contingent consideration relative to FDA clearance using various estimates, including probabilities of success, discount rates and amount of time until the conditions of the milestone payments are met. This fair value measurement is based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy. The key assumptions used to determine the fair value of the contingent consideration include a 99% probability of success with respect to the 510(k) notification submission on or before November 30, 2013, 5% discount rate and probability adjusted milestone payment date ranges from December 29, 2013 to February 28, 2014.
Furthermore, subject to the terms of the Merger Agreement, we may be required to make payments upon reaching various sales milestones. We estimated the contingent milestone payments to be approximately $46.6 million and the fair value of this contingent consideration was estimated to be $28.0 million at acquisition. We determined the fair value of the contingent consideration relative to the milestone payments based on commercial sales of Crux products using various estimates, including revenue projections, discount rates and amount of time until the conditions of the milestone payments are met. This fair value measurement is based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy. At September 30, 2013, for the fair value relative to the milestone payments based on the commercial sales of Crux products, the key assumptions in applying the income approach include a 14% discount rate and probability-weighted expected milestone payment ranges from $32.8 million to $70.1 million based on estimated commercial sales of Crux products ranging from $118.6 million to $304.2 million from 2014 to mid-year 2018.
Using different valuation assumptions could result in significant differences in the fair value of the contingent consideration and accretion expense in the current or future periods.
The following table sets forth the changes in the estimated fair value of the Company’s contingent liabilities (net with working capital receivable adjustment) measured on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	September 30, 2013
	Three Months Ended	Nine Months Ended
Fair value measurement at beginning of period	$31,687	$30,231
Change in fair value measurement included in operating expenses	881	2,337
Contingent consideration settled	—	—
Fair value measurement at end of period	32,568	32,568
A reconciliation of upfront payments in accordance with the Merger Agreement to the total purchase price is presented below (in thousands):

Base payment per agreement	$36,000
Reimbursement of transaction expenses incurred by Crux	3,100
Total up-front payments	39,100
Estimated fair value of receivable for working capital adjustment	(1,100)
Estimated fair value of contingent consideration	30,900
Total purchase price	$68,900
Purchase price allocation
During the nine months ended September 30, 2013, the Company recorded minor adjustments to other current assets, deferred tax asset and goodwill, as a result of updating the purchase accounting. The Company recorded the identifiable assets acquired and liabilities assumed at fair value as follows (in thousands):

December 12, 2012
Current assets:
Cash and cash equivalents	$1,474
Other current assets	253
Property and equipment	39
In-process research and development	28,400
Covenant-not-to-compete	200
Deferred tax asset	11,281
Total assets acquired	41,647
Current liabilities:
Accounts payable	(223)
Accrued expenses	(302)
Other long term payable	(97)
Deferred tax liability	(10,307)
Total liabilities assumed	(10,929)
Goodwill	38,182
Net assets acquired	$68,900
The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. As of the date of this Quarterly Report on Form 10-Q, the Company is still finalizing the allocation of the purchase price. Changes to this allocation may occur as additional information becomes available related to indemnification claims and income taxes, with such changes recorded as an adjustment to goodwill.
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
The excess of purchase price over the fair value amounts of the assets acquired and liabilities assumed, $38.2 million, represents the goodwill amount resulting from the acquisition, which was allocated to our medical segment and is not deductible for income tax purpose. We expect to benefit from the acquisition by expanding our product offerings to physicians thereby contributing to an expanded revenue base. Further, we expect to realize synergies by offering the products developed from the acquisition utilizing our existing sales force.
Pro forma financial information
The following pro forma information presents the combined results of operations for the three and nine months ended September 30, 2012 as if the acquisition of Crux had been completed as of the beginning of 2012 (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Revenues	93,656	279,389
Net income	471	1,333
Net loss per share, basic and diluted:
Basic	$0.01	$0.03
Diluted	$0.01	$0.02
Shares used in computing basic and diluted net loss per share:
Basic	53,659	53,309
Diluted	55,265	55,097
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
The aggregate purchase price was $17.3 million, of which $3.3 million is being held in escrow to satisfy claims for indemnification for certain matters made within 18 months following the closing. The transaction was accounted for as a business combination. We have included the operating results associated with the Sync-Rx acquisition in our unaudited condensed consolidated financial statements from the date of acquisition.
In connection with the acquisition, we recorded a contingent liability of $1.1 million related to a government grant received to develop the underlying technology. The timing of repayment of the grant is contingent upon the generation of revenues derived from the technology for which grant proceeds were received. We expect to generate revenues sufficient to repay the liability in its entirety. The grant was recorded as other long term debt at its present value using various estimates, including revenue projections, discount rate and estimated years of re-payment. This fair value measurement is based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy. At acquisition, for the fair value relative to this liability, the key assumptions in applying the income approach included an 8% discount rate and estimated commercial sales derived from the underlying technology ranging from $256.1 million to $298.3 million over the expected period of re-payment of 10 to 16 years. The long term liability will be accreted to the re-payment amount of $1.9 million plus interest, with such accretion recorded as interest expense over the expected period of re-payment. As of September 30, 2013, there were no significant changes in the range of outcomes for the contingent liability recognized as a result of the acquisition.
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
The excess of purchase price over the fair value amounts of the assets acquired and liabilities assumed, $12.4 million, represents the goodwill amount resulting from the acquisition, which was allocated to our medical segment and is not deductible for income tax purpose. We expect to benefit from the acquisition by expanding our product offerings to physicians thereby contributing to an expanded revenue base. Additionally, we expect to realize synergies by offering the products developed from the acquisition utilizing our existing sales force.
Acquisition-Related Items
During the three months ended September 30, 2013, we recorded $1.3 million in acquisition-related items, including charges of $881,000 related to the change in fair value of the contingent consideration associated with the Crux acquisition, which is primarily due to the passage of time, and $358,000 in transaction costs associated with the Pioneer acquisition.
During the nine months ended September 30, 2013, we recorded $3.7 million in acquisition-related items, including charges of $2.5 million related to the change in fair value of the contingent consideration associated with the Crux acquisition, which is primarily due to the passage of time, and $810,000 in transaction costs primarily associated with the Crux and Pioneer acquisitions.
3. Financial Statement Details
Cash and Cash Equivalents and Available-for-Sale Investments

We invest our excess funds in U.S. government securities, corporate fixed income securities, commercial paper, certificates of deposit and money market funds. As of September 30, 2013, all of our investments were classified as available-for-sale and mature within 22 months. These investments are recorded at their estimated fair value including accrued interest receivable, with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss.
At September 30, 2013 and December 31, 2012, available-for-sale investments are detailed as follows (in thousands):
At September 30, 2013

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Corporate debt securities	$122,373	$42	$4	$122,411
U.S. Treasury and agency debt securities	66,377	10	20	66,367
Short-term available-for-sale investments	$188,750	$52	$24	$188,778
Long-term:
Corporate debt securities	$34,142	$20	$20	$34,142
U.S. Treasury and agency debt securities	55,026	42	—	55,068
Long-term available for sale investments	$89,168	$62	$20	$89,210
At December 31, 2012

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Corporate debt securities	$121,883	$52	$5	$121,930
U.S. Treasury and agency debt securities	19,020	10	—	19,030
Short-term available-for-sale investments	$140,903	$62	$5	$140,960
Long-term:
Corporate debt securities	$33,384	$6	$17	$33,373
U.S. Treasury and agency debt securities	11,010	2	—	11,012
Long-term available for sale investments	$44,394	$8	$17	$44,385
Available-for-sale investments that are in an unrealized loss position at September 30, 2013 and December 31, 2012 are detailed as follows (in thousands):

	At September 30, 2013
	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$37,670	$24
U.S. Treasury and agency debt securities	40,992	20
	$78,662	$44

	At December 31, 2012
	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$46,987	$22
U.S. Treasury and agency debt securities	—	—
	$46,987	$22
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
Commencing April 2013, we broadened our currency hedging program to hedge forecasted intercompany inventory transactions that are denominated in the yen and the euro. Forward contracts are used to hedge forecasted intercompany inventory transactions over specific time periods. These forward contracts are designated as cash flow hedges and have maturity dates of up to 16 months. Changes in the fair value of cash flow hedges, excluding time value of the hedges which is recorded as interest expense, are reported as a component of accumulated other comprehensive income (loss), or AOCI, within stockholders' equity. Once the underlying hedged transaction occurs, we de-designate the derivative, cease to apply hedge accounting treatment to the transaction and record any further gains or losses to exchange rate gain (loss). We evaluate hedge effectiveness at the inception of the hedge and on an ongoing basis. To the extent we experience ineffectiveness in our hedges, the gains or losses accumulated in other comprehensive income associated with the ineffective portion of the hedge are reclassified immediately into exchange rate gain (loss). We adjust the level and use of derivatives as soon as practicable after learning that an exposure has changed. We review all exposures on derivative positions on a regular basis.
At September 30, 2013 and December 31, 2012, the notional amount of our outstanding forward contracts was $95.2 million and $64.4 million, respectively, of which $41.3 million and $0, respectively, were designated as cash flow hedges. At September 30, 2013, our outstanding forward contracts mature through January 2015.
As of September 30, 2013, the deferred loss, net of tax, for those derivative contracts that qualified for hedge accounting treatment was $414,000, all of which will be reclassified from accumulated other comprehensive loss into cost of sales at the then-current values over the next twelve months as the underlying hedged transactions are recognized.
The following tables summarize the location and fair values of derivative instruments on our unaudited condensed consolidated balance sheets (in thousands) at September 30, 2013 and December 31, 2012. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not.

	As of September 30, 2013
	Asset Derivatives		Liability Derivatives
	Balance sheet location	Fair Value	Balance sheet location	Fair Value
Derivatives Designated as Hedging Instruments
Foreign exchange forward contracts	Other current assets	$8	Other current liabilities	$407
Foreign exchange forward contracts	Other long-term assets	11	Other long-term liabilities	119
Total Derivatives Designated as Hedging Instruments		19		526

Derivatives Not Designated as Hedging Instruments
Foreign exchange forward contracts	Other current assets	604	Other current liabilities	902
Total Derivatives Not Designated as Hedging Instruments		604		902

Total Derivatives		$623		$1,428

	As of December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance sheet location	Fair Value	Balance sheet location	Fair Value
Derivatives Designated as Hedging Instruments
Foreign exchange forward contracts	Other current assets	$—	Other current liabilities	$—
Foreign exchange forward contracts	Other long-term assets	—	Other long-term liabilities	—
Total Derivatives Designated as Hedging Instruments		—		—

Derivatives Not Designated as Hedging Instruments
Foreign exchange forward contracts	Other current assets	3,886	Other current liabilities	425
Total Derivatives Not Designated as Hedging Instruments		3,886		425

Total Derivatives		$3,886		$425
The Company has elected to present the fair value of derivative assets and liabilities within the condensed consolidated balance sheets on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. The following table provides information (in thousands) as if the Company had elected to offset the asset and liability balances of derivative instruments, netted in accordance with various criteria as stipulated by the terms of the master netting arrangements with each of the counterparties. Derivatives not subject to master netting arrangements are not eligible for net presentation.

	As of September 30, 2013
		Gross Amount Not Offset on the Balance Sheet
	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) or Pledged	Net Amount
Derivative Assets
Foreign exchange forward contracts	$623	$(623)	—	$—
Derivative Liabilities
Foreign exchange forward contracts	(1,428)	623	—	(805)
Total	$(805)	—	—	(805)
The following table summarizes the effect of our foreign exchange forward contracts on our unaudited Condensed Consolidated Statements of Operations (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Derivatives Designated as Hedging Instruments
Gain (loss) recognized in other comprehensive income on foreign currency forward contracts (effective portion)	$(727)	$—	$(719)	$—
Gain (loss) reclassified from accumulated other comprehensive income into cost of revenue (effective portion)	(44)	—	(44)	—
Gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	43	—	11	—

Derivatives Not Designated as Hedging Instruments
Gain (loss) recognized in exchange rate gain (loss), net	$(996)	$(1,243)	$4,880	$517
Options and Warrants Related to Our Convertible Notes
In connection with our convertible debt offering in December 2012, we purchased call options on our common stock. The call options give us the right to purchase up to approximately 14.0 million shares of our common stock at $32.8286 per share subject to certain adjustments that generally correspond to the adjustments to the conversion rate for the underlying debt. Additionally, we sold warrants, which give the purchasers of the warrants the right to purchase up to approximately 14.0 million shares of our common stock at $37.59 per share, subject to certain adjustments. In accordance with the authoritative guidance, we concluded that the call options and warrants were indexed to our stock. Therefore, the call options and warrants were classified as equity instruments and are not being marked to market prospectively unless certain conditions as described in the 2017 Notes occur.
In connection with our convertible debt offering in September 2010, we purchased call options on our common stock. The call options give us the right to purchase up to approximately 3.9 million shares of our common stock at $29.64 per share subject to certain adjustments that generally correspond to the adjustments to the conversion rate for the underlying debt. Additionally, we sold warrants, which give the purchaser of the warrants the right to purchase up to approximately 3.9 million shares of our common stock at $34.875 per share, subject to certain adjustments. In accordance with the authoritative guidance, we concluded that the call options and warrants were indexed to our stock. Therefore, the call options and warrants were classified as equity instruments and are not being marked to market prospectively unless certain conditions as described in the 2015 Notes occur. In December 2012, $90.0 million of the $115.0 million in aggregate principal amount of 2015 Notes were repurchased by the Company and the proportionate call option and warrant related to the convertible notes were also retired. The remaining call options give us the right to purchase up to approximately 850,000 shares of our common stock at $29.64 per share, subject to certain adjustments, and the remaining warrants give the counterparty the right to purchase up to approximately 850,000 shares of our common stock at $34.875 per share, subject to certain adjustments. The remaining call options and warrants continue to be classified as equity instruments and are not being marked to market prospectively unless certain conditions as described in the 2015 Notes occur.
Concentration of Credit Risk
Financial instruments which subject us to potential credit risk consist of our cash and cash equivalents, short-term and long-term available-for-sale investments, foreign currency derivative contracts, and trade accounts receivable.
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
We are exposed to credit losses in the event of nonperformance by the banks with which we transact foreign currency contracts. We currently hold foreign exchange forward contracts with two counterparties. Our overall risk of loss in the event of a counterparty default is limited to the amount of any unrealized gains on outstanding contracts (i.e., those contracts that have a positive fair value) at the date of default. We manage this credit risk by executing foreign currency contracts with counterparties that meet our minimum requirements, and monitoring the credit ratings of our counterparties on a periodic basis. As of September 30, 2013, we have minimal credit exposure from nonperformance of foreign exchange contract counterparties.
In connection with the issuance of our 2015 Notes and our 2017 Notes, we purchased call options from counterparties. Non-performance by the counterparties under these call options would potentially expose us to dilution of our common stock to the extent our stock price exceeds the conversion price (in the case of the 2015 Notes and the 2017 Notes).
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
Contingent consideration arrangements obligate us to pay former shareholders of an acquired entity if specified future events occur or conditions are met such as the achievement of certain technological milestones or the achievement of targeted revenue milestones. We measure such liabilities using Level 3 unobservable inputs, applying the income approach, such as the discounted cash flow technique, or the probability-weighted scenario method. We used various key assumptions, such as the probability of achievement of the agreed milestones and the discount rate, in our determination of the fair value of contingent considerations. We monitor the fair value of the contingent considerations and the subsequent revisions are reflected in our Statements of Operations. For a further discussion on the key assumptions used in determining the fair value and the change in the estimated fair value of the contingent consideration during the three and nine months ended September 30, 2013, refer to Note 2, "Acquisitions and Acquisition-Related Items - Crux Acquisition".
In connection with the Sync-Rx acquisition, we recorded a contingent liability related to a government grant received to develop an underlying technology. The timing of repayment of the grant is contingent upon the generation of revenues derived from the technology for which grant proceeds were received. We measure such liability using Level 3 unobservable inputs, applying the income approach, such as the discounted cash flow technique, or the probability-weighted scenario method. The grant was recorded as other long term debt at its present value using various estimates, including revenue projections, discount rate and estimated years of re-payment. This fair value measurement is based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy. We monitor the fair value of the contingent liability and the subsequent revisions are reflected in our Statements of Operations. For a further discussion on the key assumptions used in determining the fair value, refer to Note 2, "Acquisitions and Acquisition-Related Items - Sync-Rx Acquisition".
During the three and nine months ended September 30, 2013, no transfers were made into or out of the Level 1, 2, or 3 categories.
Financial assets and liabilities measured at fair value on a recurring basis are summarized below at September 30, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements at September 30, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash	$54,198	$54,198	$—	$—
Money market funds	157,208	157,208	—	—
Corporate debt securities	122,411	—	122,411	—
U.S. Treasury and agency debt securities	66,367	66,367	—	—
Foreign currency forward contracts	612	—	612	—
Non-current:
Corporate debt securities	34,142	—	34,142	—
U.S. Treasury and agency debt securities	55,068	55,068	—	—
Foreign currency forward contracts	11	—	11	—
Total assets measured at fair value	$490,017	$332,841	$157,176	$—
Liabilities:
Current:
Foreign currency forward contracts	$1,309	$—	$1,309	$—
Contingent consideration, current portion	2,911	—	—	2,911
Non-current:
Foreign currency forward contracts	119	—	119	—
Other long-term debt	1,207	—	—	$1,207
Contingent consideration (1)	29,657	—	—	29,657
Total liabilities measured at fair value	$35,203	$—	$1,428	$33,775

(1)	This amount is reflected net of the fair value of the working capital receivable in the amount of $1.1 million at September 30, 2013.

	Fair Value Measurements at December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash	$41,636	$41,636	$—	$—
Money market funds	288,999	288,999	—	—
Corporate debt securities	121,930	—	121,930	—
U.S. Treasury and agency debt securities	19,030	19,030	—	—
Foreign currency forward contracts	3,461	—	3,461	—
Non-current:
Corporate debt securities	33,373	—	33,373	—
U.S. Treasury and agency debt securities	11,012	11,012	—	—
Total assets measured at fair value	$519,441	$360,677	$158,764	$—
Liabilities:
Current:
Contingent consideration, current portion	$2,908	$—	$—	$2,908
Non-current:
Other long-term debt	1,088	—	$—	$1,088
Contingent consideration (1)	27,323	—	—	27,323
Total liabilities measured at fair value	$31,319	$—	$—	$31,319

(1)	This amount is reflected net of the fair value of the working capital receivable in the amount of $907,000 at December 31, 2012.
Inventories

Inventories consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Finished goods (1)	$33,302	$19,002
Work-in-process	12,022	15,780
Raw materials	21,643	18,029
	$66,967	$52,811

(1)	Finished goods inventory includes consigned inventory of $6.5 million and $5.3 million at September 30, 2013 and December 31, 2012, respectively.
Intangible Assets
Intangible assets consisted of the following (in thousands):

	September 30, 2013
Intangible assets subject to amortization	Cost	Accumulated Amortization	Net	Weighted- Average Life (in years) (1)
Developed technology	$38,935	$17,370	$21,565	10.4
Licenses	7,422	7,090	332	8.0
Customer relationships	4,235	3,934	301	6.1
Patents and trademarks	11,037	2,521	8,516	13.2
Covenant not to compete	300	83	217	3.0
	61,929	30,998	30,931	10.3
Intangible assets not yet subject to amortization
In-process research and development	29,700	—	29,700	n/a
	$91,629	$30,998	$60,631

	December 31, 2012
Intangible assets subject to amortization	Cost	Accumulated Amortization	Net	Weighted- Average Life (in years) (1)
Developed technology	$27,051	$17,408	$9,643	8.8
Licenses	7,345	6,709	636	10.0
Customer relationships	4,177	3,756	421	6.0
Patents and trademarks	8,029	2,114	5,915	13.2
Covenant not to compete	300	8	292	3.0
	46,902	29,995	16,907	9.4
Intangible assets not yet subject to amortization
In-process research and development	33,750	—	33,750	n/a
	$80,652	$29,995	$50,657

(1)	Weighted average life of intangible assets is presented excluding fully amortized assets.
At September 30, 2013, future amortization expense related to our intangible assets subject to amortization is expected to be as follows (in thousands):

2013	$1,068
2014	4,066
2015	3,993
2016	3,725
2017	3,212
Thereafter	14,867
$30,931
Intangible Assets Impairment
The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset or asset group may not be recoverable. The Company also assesses the impairment of in-process research and development, or IPR&D, assets annually and whenever events or changes in circumstances indicate that the carrying amount may be impaired.
During the third quarter of 2013, $4.6 million of intangible assets, including IPR&D and developed technology, were impaired in connection with a restructuring plan (see Note 3 "Financial Statement Details - Restructuring Activity - Third Quarter of 2013" below).
Restructuring Activity
Second Quarter of 2013
During the second quarter of 2013, our management approved plans to consolidate and transition our manufacturing resources related to the manufacture of disposables to Costa Rica and 27 production employees in our manufacturing facility in California were impacted by this plan in June 2013. One-time benefits to affected employees included a separation agreement including severance payments and continuing medical benefits. Consistent with authoritative guidance, we accrued the costs of one-time termination benefits to employees who were not required to render service beyond a minimum retention period of 60 days. As a result, we recorded approximately $258,000 in restructuring charges in June 2013.
We anticipate more employees in our manufacturing facility in the U.S. will be impacted and we expect to substantially complete this restructuring plan in 2014. We cannot estimate the future restructuring cost at this time as the total number of employees who will be impacted has not yet been determined.
Third Quarter of 2013
During the third quarter of 2013, our management evaluated various development projects, product lines and functional areas in an effort to assess how to better align resources to our key business strategies and improve operating efficiencies. At September 30, 2013, in connection with the preparation of our financial statements, our management concluded that it is more likely than not the Forward-Looking IVUS, or FL.IVUS and Forward-Looking Intra-Cardiac Echo, or FL.ICE, development programs and the commercial sale of the ReFLOW Aspiration Catheter, or ReFLOW, product line will be discontinued. As such, these assets were impaired with the resulting charge recorded in restructuring charges in the statement of operations in the third quarter of 2013. The technologies associated with these programs were acquired in various business combinations and resulted in IPR&D and developed technologies that were capitalized at the time of acquisition with a carrying value of $4.6 million as of September 30, 2013.
Subsequent Event - Fourth Quarter of 2013
During the fourth quarter of 2013, our management further evaluated our development projects and functional areas in an effort to reprioritize and reallocate our resources within our distribution, research and development, and clinical programs to focus on development and commercial efforts that we believe better advance our key strategies, and in November 2013, we made the decision to discontinue our FL.IVUS, FL.ICE, and Optical Coherence Tomography, or OCT, intravascular coronary imaging development programs and discontinue our ReFLOW product line. The key elements under this restructuring plan include the discontinuation of development programs for our FL.IVUS, FL.ICE and OCT intravascular coronary imaging development programs, the termination of the commercial sale of the ReFLOW product line, and a modest reorganization of several functional areas and business units within the Company.

We expect to incur additional restructuring charges of approximately up to $14.9 million in the fourth quarter of 2013 and early 2014 in connection with the discontinuation of our OCT intravascular coronary imaging, FL.IVUS and FL.ICE programs and the discontinuation of our ReFLOW product line, including costs associated from the related reorganization of several areas within the Company, which include employee termination costs of approximately up to $2.9 million, asset impairments of approximately up to $4.1 million and other restructuring related costs of approximately up to $7.9 million. Of the estimated $14.9 million of restructuring charges, we estimate that approximately up to $10.7 million will be comprised of future cash expenditures.
Debt
In December 2012, we issued $460 million aggregate principal amount of 1.75% Convertible Senior Notes due 2017 ("2017 Notes"), in an offering registered under the Securities Act of 1933, as amended. Interest is payable semiannually in arrears on June 1 and December 1, commencing on June 1, 2013.
In September 2010, we issued $115 million aggregate principal amount of 2.875% Convertible Senior Notes due 2015 ("2015 Notes"), in an offering registered under the Securities Act of 1933, as amended. Interest is payable semiannually in arrears on March 1 and September 1, commencing on March 1, 2011. In December 2012, in connection with the issuance of the 2017 Notes, we repurchased $90 million of the $115 million in aggregate principal amount of the 2015 Notes.
The carrying values of the liability and equity components of both the 2017 Notes and the 2015 Notes are reflected in our unaudited condensed consolidated balance sheets as follows (in thousands):

	September 30, 2013	December 31, 2012
Long-term debt:
2.875% Convertible Senior Notes due 2015:
Principal amount	$25,000	$25,000
Unamortized discount of liability component	(2,078)	(2,830)
Unamortized debt issuance costs	(234)	(326)
Carrying value of liability component	22,688	21,844

1.75% Convertible Senior Notes due 2017:
Principal amount	460,000	460,000
Unamortized discount of liability component	(76,914)	(88,536)
Unamortized debt issuance costs	(9,563)	(11,008)
Carrying value of liability component	373,523	360,456
Total long-term debt	$396,211	$382,300

Equity—net carrying value
2.875% Convertible Senior Notes due 2015	$452	$452
1.75% Convertible Senior Notes due 2017	89,415	89,415
The fair values of the Notes, which are all Level 2 measurements, are summarized as follows (in thousands):

	September 30, 2013	December 31, 2012
2.875% Convertible Senior Notes due 2015	$26,693	$26,950
1.75% Convertible Senior Notes due 2017	479,325	462,850
Total	$506,018	$489,800

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
LightLab has appealed various decisions of the Court including, a) the Court's pre-trial rulings excluding certain lost profits damages evidence that LightLab sought to introduce at trial; b) the Court's decisions adverse to LightLab's claims for trade secret misappropriation in items 1-30 of LightLab's alleged list of trade secrets, including various rulings requiring evidence of use or intent to use as a prerequisite for injunctive relief; c) the Court's post-trial decisions denying permanent injunctive relief that LightLab requested as terms of the Final Judgment; and; d) the denial of LightLab's motion to alter or amend the Final Judgment, which motion sought to obtain additional declaratory relief barring Axsun from “supplying” tunable lasers to Volcano. Volcano and Axsun did not cross appeal the Amended Final Judgment, and on July 5, 2011, Volcano and Axsun satisfied their payment obligations under the Amended Final Judgment by making a payment to Lightlab in the amount of approximately $5.4 million. The Massachusetts Supreme Judicial Court has agreed to hear LightLab's appeal. The appeal will be heard on December 2, 2013.
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

Commitments
We have obligations under non-cancelable purchase commitments. The majority of these obligations related to inventory, primarily raw materials. At September 30, 2013, the future minimum payments under these non-cancelable purchase commitments totaled $29.7 million. Approximately $23.3 million of these commitments will require payment in 12 months, of which $16.4 million of these commitments will require payment prior to December 31, 2013. The remaining amount will require payments on various dates through 2016.
We have commitments to provide funding of $4.6 million to a clinical study conducted by a third-party and at September 30, 2013, we have a remaining obligation of up to $2.1 million. We will be billed as services are performed under the agreement. In addition, we have entered into agreements with other third parties to sponsor clinical studies. Generally, we contract with one or more clinical research sites for a single study and no one agreement is material to our consolidated results of operations or financial condition. We are usually billed as services are performed based on enrollment and are required to make payments over periods ranging from less than one year up to three years. Our actual payments under these agreements will vary based on enrollment.
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
5. Stockholders’ Equity

Equity Compensation Plans
Our Amended and Restated 2005 Equity Compensation Plan, or the 2005 Amended Plan provides for an aggregate of 21,572,558 shares of our common stock that may be issued or transferred to our employees, non-employee directors and consultants, including an increase of 5,360,000 shares which was approved by our stockholders on May 15, 2013.
At September 30, 2013, we have granted stock options, RSUs and performance-based RSUs under the 2005 Amended Plan. Stock options previously granted under the 2000 Long Term Incentive Plan that are canceled or expired will increase the shares available for grant under the 2005 Amended Plan. In addition, employees have purchased shares of the Company’s common stock under the 2007 Employee Stock Purchase Plan, or the Purchase Plan. At September 30, 2013, 6,724,993 shares and 55,911 shares remained available to grant under the 2005 Amended Plan and the Purchase Plan, respectively.
Fair Value Assumptions
The fair value of each stock option is estimated on the date of grant using the Black-Scholes model utilizing the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Risk-free interest rate	1.3%	0.7%	0.8%	0.8%
Expected life (years)	4.6	4.1	4.2	4.1
Estimated volatility	41.9%	46.1%	39.3%	47.0%
Expected dividends	None	None	None	None
Weighted-average grant date fair value	$7.34	$10.89	$7.44	$10.83
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
The first offering period under the Purchase Plan commenced in September 2007. The fair value of each purchase option under the Purchase Plan is estimated at the beginning of each purchase period using the Black-Scholes model utilizing the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Expected life (years)	0.5	0.5	0.5	0.5
Estimated volatility	29.6%	36.8%	30.0%	39.1%
Expected dividends	None	None	None	None
Fair value of purchase right	$5.53	$7.07	$5.21	$7.32
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
Stock-Based Compensation Expense
The following table sets forth stock-based compensation expense included in our unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenues	$196	$202	$583	$515
Selling, general and administrative	3,592	3,331	10,152	9,606
Research and development	462	403	1,363	1,307
	$4,250	$3,936	$12,098	$11,428
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
The following table sets forth our revenues by segment and product (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Medical segment:
Consoles	$10,964	$9,679	$31,469	$28,529
Single-procedure disposables:
IVUS	46,024	48,574	143,869	153,683
FM	27,869	24,585	83,345	67,652
Other	8,809	7,825	25,725	21,286
Sub-total medical segment	93,666	90,663	284,408	271,150
Industrial segment	2,143	2,993	5,976	8,239
	$95,809	$93,656	$290,384	$279,389
The following table sets forth our revenues by geography expressed as dollar amounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues (1):
United States	$46,673	$44,083	$139,076	$130,152
Japan	26,368	29,699	82,292	90,025
Europe, the Middle East and Africa	17,371	13,491	51,512	42,507
Rest of world	5,397	6,383	17,504	16,705
	$95,809	$93,656	$290,384	$279,389

(1)
Revenues are attributed to geographies based on the location of the customer, except for shipments to original equipment manufacturers, which are attributed to the country of origin of the equipment distributed.

At September 30, 2013, approximately 50% of our long-lived assets, excluding financial assets, are located in the U.S., approximately 38% are located in Costa Rica, approximately 8% are located in Japan, and approximately 4% are located in our remaining geographies. At December 31, 2012, approximately 42% of our long-lived assets, excluding financial assets, were located in the U.S., approximately 42% were located in Costa Rica, approximately 12% were located in Japan, and approximately 4% were located in our remaining geographies.
At September 30, 2013 and December 31, 2012, goodwill of $53.1 million and $51.6 million has been allocated entirely to our medical segment.

7. Income Taxes
Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain discrete items. The Company recorded an income tax benefit of $10.2 million during the nine months ended September 30, 2013, resulting in an effective benefit rate of 42.0%. We recorded income tax expense of $4.3 million during the nine months ended September 30, 2012, resulting in an income tax expense rate of 43.6%. The Company updates its annual effective income tax rate each quarter and if the estimated effective income tax rate changes, a cumulative adjustment is made.
During the quarter ended March 31, 2013, federal legislation was enacted within the U.S. that retroactively allowed a research and development (R&D) tax credit for all of 2012 and extended the R&D credit through the twelve months ending December 31, 2013. Because this legislation was enacted in 2013, the full benefit of the credit related to 2012's activities was recognized during the nine months ended September 30, 2013. In the absence of the 2012 R&D credit, our effective benefit tax rate for the nine months ended September 30, 2013 would have been 38.0%.
The annual effective income tax rate for 2013, exclusive of the impact of the R&D tax credit discussed above, is expected to be higher than the U.S. federal statutory rate of 35.0% primarily due to state income taxes, net of federal benefit, estimates for certain non-deductible expenses and foreign rate differentials.
The Company evaluates the realizability of the deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes guidance requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. As part of the evaluation, the Company reviews both positive and negative evidence to determine if a valuation allowance is needed.

The Company's review of positive evidence included the review of in-process tax planning strategies, favorable historical results and forecasted pre-tax income. Negative evidence includes a forecasted current year loss and near-term industry challenges. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more-likely-than-not realizable, the Company establishes a valuation allowance. The Company determined that there was sufficient evidence to establish that the Company’s current recorded valuation allowance against certain deferred tax assets remains reasonable. The Company will monitor the need for additional valuation allowances at each quarter in the future and if the negative evidence outweighs the positive evidence an allowance will be recorded.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements: This quarterly report on Form 10-Q ("Quarterly Report”) contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. In some cases, you can identify these “forward-looking statements” by words like “may,” “will,” “should,” "could," “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” "intends" or “continues” or the negative of those words and other comparable words. Forward-looking statements include, but are not limited to, statements about:

•	our intentions, beliefs and expectations regarding our expenses, restructuring charges, sales, operations and future financial performance;

•	our operating results;

•	our plans for future products and enhancements of existing products;

•	anticipated growth and trends in our business;

•	the timing of and our ability to maintain and obtain regulatory clearances or approvals;

•	our belief that our cash and cash equivalents and available-for-sale investments will be sufficient to satisfy our anticipated cash requirements;

•	our expectations regarding our revenues, customers and distributors;

•	our beliefs and expectations regarding our market penetration and expansion efforts;

•	our expectations regarding the benefits and integration of recently-acquired businesses and our ability to make future acquisitions and successfully integrate any such future-acquired businesses;

•	our anticipated trends and challenges in the markets in which we operate; and

•	our expectations and beliefs regarding and the impact of investigations, claims and litigation.
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
Our products consist of multi-modality consoles that are marketed as stand-alone units or as customized units that can be integrated into a variety of hospital-based interventional surgical suites called catheterization laboratories, or cath labs. We have developed customized cath lab versions of these consoles and are developing additional functionality options as part of our cath lab integration initiative. Our consoles have been designed to serve as a multi-modality platform for our phased array and rotational IVUS catheters, FFR pressure wires, image-guided therapy catheters and Pioneer PlusTM re-entry device acquired from Medtronic on August 30, 2013.
Our IVUS products include single-procedure disposable phased array and rotational IVUS imaging catheters, and additional functionality options such as Virtual Histology, or VH®, IVUS tissue characterization and ChromaFlo stent apposition analysis. Our FFR offerings can be accessed through our multi-modality platforms, and we also provide FFR-only consoles. Our FFR disposables are single-procedure disposable pressure and flow guide wires used to measure the pressure and flow characteristics of blood around plaque enabling physicians to gauge the plaque's physiological impact on blood flow and pressure. We are developing additional offerings for integration into the platform, including adenosine-free Instant Wave-Free Ratio FFR, or iFR and high resolution Focal Acoustic Computed Tomography, or FACT, catheters. We are also developing advanced software applications that will optimize and facilitate transcatheter cardiovascular interventions using automated online image processing. Through the acquisition of the Pioneer PlusTM diagnostic ultrasound transducer and percutaneous catheter, or Pioneer, from Medtronic, Inc., or Medtronic, during the third quarter of 2013, we started to offer the Pioneer re-entry catheter product, which is an interventional medical device designed to enable the crossing of sub-total, total and chronic total occlusions within the peripheral vasculature, potentially eliminating the need for surgery.
Through Axsun Technologies, Inc., or Axsun, one of our wholly-owned subsidiaries, we also develop and manufacture laser and non-laser light sources, optical engines used in OCT imaging systems as well as micro-optical spectrometers and optical channel monitors with applications in telecommunications, pharmaceutical manufacturing, high-speed industrial process control, and chemical and petrochemical processing, medical diagnostics, and scientific discovery. Other medical device products include the recent acquisition of a FDA approved Inferior Vena Cava, or IVC, filter technology which is under development for the vascular, cardiovascular and interventional radiology markets.
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
At September 30, 2013, we had a worldwide installed base of over approximately 6,800 consoles, excluding our legacy In-Vision Gold systems. We intend to grow and leverage this installed base to drive recurring sales of our single-procedure disposable catheters and guide wires. In the nine months ended September 30, 2013, the sale of our single-procedure disposable catheters and guide wires accounted for $227.2 million, or 79.9% of our medical segment revenues, a $5.9 million, or 2.7% increase from the nine months ended September 30, 2012, in which the sale of our single-procedure disposable catheters and guide wires accounted for $221.3 million, or 81.6% of our medical segment revenues.
In the nine months ended September 30, 2013 and 2012, 44.8% and 46.1%, respectively, of our revenues and 20.4% and 23.1%, respectively, of our operating expenses were denominated in various non-U.S. dollar currencies, primarily the Japanese yen and the euro. We expect that a significant portion of our revenue and operating expenses will continue to be denominated in non-U.S. dollar currencies. As a result, we are subject to risks related to fluctuations in foreign currency exchange rates, which could affect our operating results in the future. If our yen or euro denominated sales exceed our yen or euro denominated costs, and the U.S. dollar strengthens relative to the yen or euro, there is an adverse effect on our results of operations. Conversely, if the U.S. dollar weakens relative to the yen or euro, there is a positive effect on our results of operations. For example, the average exchange rate of one U.S. dollar to yen increased 20.5% from 79.1 in the nine months ended September 30, 2012 to 95.3 in the nine months ended September 30, 2013, which resulted in a net negative impact to our operating results for the nine months ended September 30, 2013 in the amount of approximately $10.2 million as compared to the prior year. The average exchange rate of one euro to U.S. dollar remained consistent in the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012.
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
The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act were enacted into law in the U.S. on March 23, 2010. The legislation imposes on medical device manufacturers a 2.3% excise tax on U.S. sales of

Class I, II and III medical devices beginning January 1, 2013. The Company's effective rate for this excise tax is less than the statutory rate which is primarily due to international sales. We expect our medical device excise taxes to be approximately 0.5% to 1.0% of our total revenues for 2013.
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
Revenues. We derive our revenues from two reportable segments: medical and industrial. Our medical segment represents our core business, in which we derive revenues primarily from the sale of our consoles and single-procedure disposables. Our industrial segment derives revenues related to the sales of Axsun’s micro-optical spectrometers and optical channel monitors to telecommunication and other industrial companies. In the nine months ended September 30, 2013, we generated $290.4 million of revenues which is comprised of $284.4 million from our medical segment and $6.0 million from our industrial segment. We experienced increases in revenues related to consoles and FFR single-procedure disposables and decrease in revenues related to IVUS single-procedure disposables in the nine months ended September 30, 2013 compared with the same period in the prior year. In the nine months ended September 30, 2013, 11.1% of our medical segment revenues were derived from the sale of our consoles, 50.6% from IVUS single-procedure disposables and 29.3% from FFR single-procedure disposables as compared with 10.5% from consoles, 56.7% from IVUS single-procedure disposables and 25.0% from FFR single-procedure disposables in the same period in prior year. Other revenues consist primarily of service and maintenance revenues, shipping and handling revenues, sales of distributed products, sales of medical products manufactured by our Axsun subsidiary, spare parts sales, and license fees.
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

Included in selling, general and administrative expense is the new U.S. medical device excise tax on the sale of medical devices that was effective January 1, 2013. The statutory rate of the medical device excise tax is 2.3% of revenues on initial sales of finished medical products sold in the United States. The Company's effective rate for this excise tax is less than the statutory rate which is primarily due to international sales. We expect our medical device excise taxes to be approximately 0.5% to 1.0% of our total revenues for 2013.
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
Restructuring Charges. Restructuring charges consist of employee termination benefits, asset impairments and other related charges associated with restructuring activities.
Interest Income. Interest income is comprised of interest income earned from our cash and cash equivalents and our short-term and long-term available-for-sale investments.
Interest Expense. Interest expense is comprised of interest expense related to our convertible senior notes, including coupon interest, accretion of debt discount, and amortization of issuance costs, and interest expense related to long term debt acquired with Sync-Rx, offset by interest capitalization related to the Costa Rica plant construction, before the plant was placed into service in the second quarter of 2012, and our global Enterprise Resource Planning, or ERP, system implementation.
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
Results of Operations
The following table sets forth items derived from our unaudited condensed consolidated statements of operations for the three months ended September 30, 2013 and 2012, presented as a percentage of revenues, with the dollar and percentage change year over year (in thousands except for percentage):

	Three Months Ended September 30,				Changes
	2013		2012		$	%
Revenues	$95,809	100.0%	$93,656	100.0%	$2,153	2.3%
Cost of revenues, excluding amortization of intangibles	33,458	34.9	33,248	35.5	210	0.6
Gross profit	62,351	65.1	60,408	64.5	1,943	3.2
Operating expenses:
Selling, general and administrative	45,479	47.5	40,699	43.5	4,780	11.7
Research and development	16,609	17.3	13,032	13.9	3,577	27.4
Amortization of intangibles	834	0.9	710	0.8	124	17.5
Acquisition-related items	1,253	1.3	—	—	1,253	—
Restructuring charges	4,616	4.8	—	—	4,616	—
Total operating expenses	68,791	71.8	54,441	58.2	14,350	26.4
Operating income	(6,440)	(6.7)	5,967	6.4	(12,407)	(207.9)
Interest income	327	0.3	223	0.2	104	46.6
Interest expense	(6,756)	(7.1)	(1,844)	(2.0)	(4,912)	266.4
Exchange rate (loss) gain	54	0.1	(218)	(0.2)	272	(124.8)
Other, net	(33)	—	(23)	—	(10)	43.5
(Loss) income before income tax	(12,848)	(13.4)	4,105	4.4	(16,953)	(413.0)
Income tax (benefit) expense	(4,392)	(4.6)	2,130	2.3	(6,522)	(306.2)
Net (loss) income	$(8,456)	(8.8)%	$1,975	2.1%	$(10,431)	(528.2)%
The following table sets forth items derived from our unaudited condensed consolidated statements of operations for the nine months ended September 30, 2013 and 2012, presented as a percentage of revenues, with the dollar and percentage change year over year (in thousands except for percentage):

	Nine Months Ended September 30,				Changes
	2013		2012		$	%
Revenues	$290,384	100.0%	$279,389	100.0%	$10,995	3.9%
Cost of revenues, excluding amortization of intangibles	102,624	35.3	94,797	33.9	7,827	8.3
Gross profit	187,760	64.7	184,592	66.1	3,168	1.7
Operating expenses:
Selling, general and administrative	134,784	46.4	127,035	45.5	7,749	6.1
Research and development	50,214	17.3	40,560	14.5	9,654	23.8
Amortization of intangibles	2,488	0.9	2,470	0.9	18	0.7
Acquisition-related items	3,742	1.3	—	—	3,742	—
Restructuring charges	4,874	1.7	—	—	4,874	—
Total operating expenses	196,102	67.5	170,065	60.9	26,037	15.3
Operating (loss) income	(8,342)	(2.9)	14,527	5.2	(22,869)	(157.4)
Interest income	970	0.3	656	0.2	314	47.9
Interest expense	(19,908)	(6.9)	(4,993)	(1.8)	(14,915)	298.7
Exchange rate loss	(1,025)	(0.4)	(319)	(0.1)	(706)	221.3
Other, net	4,144	1.4	(31)	—	4,175	(13,467.7)
(Loss) income before income tax	(24,161)	(8.3)	9,840	3.5	(34,001)	(345.5)
Income tax (benefit) expense	(10,156)	(3.5)	4,295	1.5	(14,451)	(336.5)
Net (loss) income	$(14,005)	(4.8)%	$5,545	2.0%	$(19,550)	(352.6)%
The following table sets forth our revenues by segment and product (in thousands) and the changes in revenues between the specified periods:

	Three Months Ended September 30,		Changes		Nine Months Ended September 30,		Changes
	2013	2012	$	%	2013	2012	$	%
Medical segment:
Consoles	$10,964	$9,679	$1,285	13.3%	$31,469	$28,529	$2,940	10.3%
Single-procedure disposables:
IVUS	46,024	48,574	(2,550)	(5.2)%	143,869	153,683	(9,814)	(6.4)%
FFR	27,869	24,585	3,284	13.4%	83,345	67,652	15,693	23.2%
Other	8,809	7,825	984	12.6%	25,725	21,286	4,439	20.9%
Sub-total medical segment	93,666	90,663	3,003	3.3%	284,408	271,150	13,258	4.9%
Industrial segment	2,143	2,993	(850)	(28.4)%	5,976	8,239	(2,263)	(27.5)%
	$95,809	$93,656	$2,153	2.3%	$290,384	$279,389	$10,995	3.9%
The following table sets forth our revenues by geographic area (in thousands) and the changes in revenues in the specified periods:

	Three Months Ended September 30,		Changes		Nine Months Ended September 30,		Changes
	2013	2012	$	%	2013	2012	$	%
Revenue (1):
United States	$46,673	$44,083	$2,590	5.9%	$139,076	$130,152	$8,924	6.9%
Japan	26,368	29,699	(3,331)	(11.2)%	82,292	90,025	(7,733)	(8.6)%
Europe, the Middle East and Africa	17,371	13,491	3,880	28.8%	51,512	42,507	9,005	21.2%
Rest of world	5,397	6,383	(986)	(15.4)%	17,504	16,705	799	4.8%
	$95,809	$93,656	$2,153	2.3%	$290,384	$279,389	10,995	3.9%

(1)
Revenues are attributed to geographies based on the location of the customer, except for shipments to original equipment manufacturers, which are attributed to the country of origin of the equipment distributed.

Comparison of Three Months Ended September 30, 2013 and 2012
Revenues. Overall, the increase in the medical segment revenue in the three months ended September 30, 2013 compared with the three months ended September 30, 2012 was driven by increased demand for our consoles and disposable products, partially offset by the unfavorable impacts of foreign exchange rates to the yen. The increases in FFR disposable revenues were primarily due to the increased adoption of the technology based on clinical study data. The decrease in IVUS disposable revenues was due to the unfavorable impact of approximately $4.6 million of foreign currency exchange related to the yen, partially offset by increased demand and $618,000 in revenue from the Pioneer Plus re-entry catheter product line acquired from Medtronic on August 30, 2013. The increase in other revenues is primarily due to higher sales of third-party products, higher service contract and rental revenues.
We recognized year-over-year increases in revenues across all our key geographic markets except for Japan. The decrease in Japan is due to the unfavorable impact of approximately $6.3 million of foreign currency exchange related to the yen.
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
Cost of Revenues. The increase in the cost of revenues in the three months ended September 30, 2013 compared with the three months ended September 30, 2012 was primarily due to higher sales volume. Gross margin was 65.1% of revenues in three months ended September 30, 2013, increasing from 64.5% of revenues in the three months ended September 30, 2012. This favorable change in gross margin was primarily the result of product mix and favorable production variances, offset by unfavorable impacts of foreign exchange rates related to the yen.
Selling, General and Administrative. The increase in selling, general and administrative expenses in the three months ended September 30, 2013 as compared with the three months ended September 30, 2012 was primarily due to the higher variable costs for U.S. sales driven by higher sales volumes, increased expense related to corporate compliance analysis, and increased information technology and infrastructure expenses to support company growth. In addition, medical device excise taxes for the third quarter of 2013 totaled $687,000, or 0.72% of revenue. This new U.S. tax on the sale of medical devices was effective January 1, 2013, thus there was no corresponding amount for the third quarter of 2012.
Research and Development. The increase in research and development expenses in the three months ended September 30, 2013 compared with the three months ended September 30, 2012 was primarily due to increased spending on various product development projects and activities supporting other acquired technologies.
Amortization of Intangibles. The increase in amortization of intangibles in the three months ended September 30, 2013 as compared with the three months ended September 30, 2012 was primarily due to increased intangible assets acquired with the Crux, Sync-Rx and Pioneer transactions.
Acquisition-Related Items. Acquisition-related items during the three months ended September 30, 2013 consisted primarily of the change in fair value of the contingent consideration related to the Crux acquisition primarily as a result of the passage of time and transaction costs related to the Pioneer acquisition.
Restructuring Charges. Restructuring charges during the three months ended September 30, 2013 consisted of the impairment of intangible assets (in process research and development and developed technology) relating to the discontinuation of an in-process research and development project and termination of a product line.
Interest Income. The increase in interest income for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was primarily due to the increase in our available-for-sale investment balance resulting from the proceeds of our convertible debt offering discussed in Note 3 of our unaudited condensed consolidated financial statements "Financial Statement Details - Debt".
Interest Expense. Interest expense during the three months ended September 30, 2013 was primarily related to interest and accretion of debt discount incurred on the convertible debt issued in December 2012 ($460 million aggregate principal amount during the three months ended September 30, 2013) and the convertible debt issued in September 2010 ($25 million aggregate principal amount during the three months ended September 30, 2013). Interest expense during the three months ended September 30, 2012 was primarily related to interest and accretion of debt discount incurred on the convertible debt issued in September 2010 ($115 million aggregate principal amount during the three months ended September 30, 2012).
Exchange Rate Gain (Loss). During the three months ended September 30, 2013 and 2012, the impact of fluctuations in exchange rates was somewhat mitigated by our hedging practices. Through our hedging program, we are able to reduce the volatility of our exchange rate gains and losses resulting from the remeasurement of our intercompany receivable balances and non-functional currency transactions at current exchange rates.
Other. During the three months ended September 30, 2013, the Company's other income (expense) was minimal and remained consistent with the three months ended September 30, 2012.
Income Tax (Benefit) Expense. During the three months ended September 30, 2013, we recognized income tax benefit of $4.4 million compared to an income tax expense of $2.1 million during the three months ended September 30, 2012.

Comparison of Nine Months Ended September 30, 2013 and 2012
Revenues. Overall, the increase in medical segment revenue in the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012 was driven by increased demand for our consoles and disposable products, partially offset by the unfavorable impacts of foreign exchange rates to the yen. The increases in FFR disposable revenues were primarily due to the increased adoption of the technology based on clinical study data. The decrease in IVUS disposable revenues was due to the unfavorable impact of approximately $12.2 million of foreign currency exchange related to the yen and the unfavorable impact on pricing as a result of a reduction in the medical reimbursement rate in Japan, partially offset by increased demand and $618,000 in revenue from the Pioneer Plus re-entry catheter product line acquired from Medtronic on August 30, 2013. The increase in other revenues is primarily due to higher sales of third-party products, higher service contract and rental revenues.
We recognized increases in revenues across all our key geographic markets except for Japan. The decrease in Japan is primarily due to the unfavorable impact of approximately $16.2 million of foreign currency exchange related to the yen and the unfavorable impact on pricing as a result of a reduction in the medical reimbursement rate in Japan that became effective in the second quarter of 2012.
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
Cost of Revenues. The increase in cost of revenues in the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012 was primarily due to higher sales volume. Gross margin was 64.7% of revenues in nine months ended September 30, 2013, decreasing from 66.1% of revenues in the nine months ended September 30, 2012. This unfavorable change in gross margin was primarily the result of the unfavorable impacts of foreign exchange rates related to the yen, product mix, duplicate costs related to the transition of certain manufacturing operations to Costa Rica, and unfavorable impact on pricing as a result of a reduction in the medical reimbursement rate in Japan that became effective in the second quarter of 2012.
Selling, General and Administrative. The increase in selling, general and administrative expenses in the nine months ended September 30, 2013 as compared with the nine months ended September 30, 2012 was primarily due to the higher variable costs for U.S. sales driven by higher sales volumes, expansion of our Japanese and European sales and marketing organizations, including continued growth in our Japanese and European operations to support our direct sales efforts there, expansion of our peripheral marketing programs, increased information technology and infrastructure expenses to support company growth and increased expense related to corporate compliance programs. The increase was partially offset by not incurring Costa Rica start up expense in the first quarter of 2013, while we did incur such expense during the pre-production phase of our Costa Rica operation in the first quarter of 2012. In addition, medical device excise taxes for the nine months ended September 30, 2013 totaled $2.1 million, or 0.72% of revenue. This new U.S. tax on the sale of medical devices was effective January 1, 2013, thus there was no corresponding amount for the nine months ended September 30, 2012.
Research and Development. The increase in research and development expenses in the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012 was primarily due to increased spending on various product development projects and activities supporting other acquired technologies.
Amortization of Intangibles. Amortization of intangibles in the nine months ended September 30, 2013 as compared with the nine months ended September 30, 2012 remained consistent.
Acquisition-Related Items. Acquisition-related items during the nine months ended September 30, 2013 consist of transaction costs related to the various acquisitions and the change in fair value of the contingent consideration related to the Crux acquisition primarily as a result of the passage of time.
Restructuring Charges. Restructuring charges during the nine months ended September 30, 2013 consisted of $4.6 million for the impairment of certain intangible assets (in process research and development and developed technology) relating to the discontinuation of an in-process research and development project and termination of a product line, and $258,000 employee termination costs related to the restructuring activities during the second quarter of 2013.
Interest Income. The increase in interest income for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was primarily due to the increase in our available-for-sale investment balance resulting from the proceeds of our convertible debt offering discussed in Note 3 of our unaudited condensed consolidated financial statements "Financial Statement Details - Debt".
Interest Expense. Interest expense during the nine months ended September 30, 2013 was primarily related to interest and accretion of debt discount incurred on the convertible debt issued in December 2012 ($460 million aggregate principal amount during the nine months ended September 30, 2013) and the convertible debt issued in September 2010 ($25 million aggregate principal amount during the nine months ended September 30, 2013). Interest expense during the nine months ended September 30, 2012 was primarily related to interest and accretion of debt discount incurred on the convertible debt issued in September 2010 ($115 million aggregate principal amount during the nine months ended September 30, 2012).
Exchange Rate Gain (Loss). During the nine months ended September 30, 2013 and 2012, the impact of fluctuations in exchange rates was somewhat mitigated by our hedging practices. Through our hedging program, we are able to reduce the volatility of our exchange rate gains and losses resulting from the remeasurement of non-functional currency transactions at current exchange rates.
Other. During the nine months ended September 30, 2013, the Company recognized $4.1 million of gains in connection with the liquidation of a long term investment, which had been accounted for using the cost method.
Income Tax (Benefit) Expense. During the nine months ended September 30, 2013, we recognized income tax benefit of $10.2 million compared to an income tax expense of $4.3 million during the nine months ended September 30, 2012. During the first quarter of 2013, federal legislation was enacted within the U.S. that retroactively allowed a research and development (R&D) tax credit for all of 2012 and extended the R&D credit through the twelve months ending December 31, 2013. Because this legislation was enacted in 2013, the full benefit of the credit related to 2012's activities was recognized during the nine months ended September 30, 2013.
The Company evaluates the realizability of the deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes guidance requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. As part of the evaluation, the Company reviews both positive and negative evidence to determine if a valuation allowance is needed.
The Company's review of positive evidence included the review of in-process tax planning strategies, favorable historical results and forecasted pre-tax income. Negative evidence includes a forecasted current year loss and near-term industry challenges. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more-likely-than-not realizable, the Company establishes a valuation allowance. The Company determined that there was sufficient evidence to establish that the Company’s current recorded valuation allowance against certain deferred tax assets remains reasonable. The Company will monitor the need for additional valuation allowances at each quarter in the future and if the negative evidence outweighs the positive evidence an allowance will be recorded.
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
At September 30, 2013, our cash and cash equivalents and available-for-sale investments totaled $489.4 million. We invest our excess funds in U.S. government securities, corporate fixed income securities, commercial paper, certificates of deposit and money market funds.

At September 30, 2013, our accumulated deficit was $95.9 million. During the nine months ended September 30, 2013, our business generated approximately $9.0 million in cash related to operating activities. During the nine months ended September 30, 2012, our business generated approximately $37.3 million in cash flows from operating activities.
Cash Flows (in thousands)

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$9,041	$37,284
Net cash used in investing activities	(133,181)	(87,837)
Net cash provided by financing activities	5,757	12,220
Effect of exchange rate changes on cash and cash equivalents	(846)	24
Net change in cash and cash equivalents	$(119,229)	$(38,309)
Cash Flows from Operating Activities. Cash provided by operating activities of $9.0 million for the nine months ended September 30, 2013 reflected our net loss of $14.0 million, adjusted for non-cash expenses, consisting primarily of $21.0 million of depreciation and amortization, including amortization or accretion of investment premium or discount, $12.1 million of stock-based compensation expense, $14.1 million of accretion of debt discount on convertible notes and other long term liabilities, $2.5 million for the accretion of the contingent consideration related to the Crux acquisition and $4.6 million of asset impairment related to restructuring activities. Uses of cash included an increase of accounts receivable of $3.2 million, an increase of prepaid expenses and other assets of $16.8 million, an increase in inventories of $13.2 million related to our expected sales demand and decreases in accounts payable of $2.6 million.
Cash provided by operating activities of $37.3 million for the nine months ended September 30, 2012 reflected our net income of $5.5 million, adjusted for non-cash expenses of $19.5 million of depreciation and amortization, including amortization or accretion of investment premium or discount, $11.4 million of stock-based compensation expense and $3.7 million of accretion of debt discount on convertible notes. Additional sources of cash included an increase of accrued expenses and other liabilities of $6.1 million and deferred revenue of $2.1 million. Uses of cash primarily included an increase of accounts receivable of $2.1 million related to increased sales and an increase of inventories of $7.5 million related to increased forecasted sales demand, increased prepaid expenses and other assets of $1.8 million and a decrease in accounts payable and accrued compensation of $2.1 million.
Cash Flows from Investing Activities. Cash used in investing activities was $133.2 million in the nine months ended September 30, 2013, resulting from approximately $342.7 million used to purchase short-term and long-term available-for-sale securities, $15 million used for the Pioneer acquisition, and $28.5 million used for capital expenditures, including purchases of medical diagnostic equipment, manufacturing equipment and information technology systems. These purchases were partially offset by $247.8 million from the sale or maturity of investments.
Cash used in investing activities was $87.8 million in the nine months ended September 30, 2012, resulting from approximately $237.7 million used to purchase investments, $36.6 million used for capital expenditures, including construction of our Costa Rica plant, capital expenditures for medical diagnostic equipment, manufacturing equipment and information technology systems, and $3.1 million used for acquisition of intangible assets, including developed technologies and patents. Sources of cash included the sale or maturity of investments of $188.6 million.
Cash Flows from Financing Activities. Cash provided by financing activities in the nine months ended September 30, 2013 consisted primarily of $2.2 million from exercises of common stock options and $3.6 million from the sale of common stock under our employee stock purchase plan.
Cash provided by financing activities was $12.2 million in the nine months ended September 30, 2012, resulting primarily from proceeds of $8.4 million from exercises of common stock options and $3.9 million from the issuance of stock under our employee stock purchase plan.
Future Liquidity Needs
At September 30, 2013, we believe our current cash and cash equivalents and our available-for-sale investments will be sufficient to fund working capital requirements, debt service requirements, capital expenditures and operations for at least the next 12 months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.

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
Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification to business partners and customers for losses suffered or incurred for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The term of these indemnification arrangements is generally perpetual. The maximum potential amount of future payments we could be required to make under these agreements is unlimited. At September 30, 2013, we have not incurred any costs to defend lawsuits or settle claims related to these indemnification arrangements.

Contractual Obligations
At September 30, 2013, there were no additional material contractual obligations other than the items detailed in Note 4 - “Commitments and Contingencies–Purchase Commitments” and those disclosed in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" of our annual report on Form 10-K for the year ended December 31, 2012.

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
Interest Rate Risk
Our exposure to interest rate risk at September 30, 2013 is related to the investment of our excess cash into highly liquid financial investments as well as our convertible debt which has a fixed rate. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates.
At September 30, 2013, we held $489.4 million in cash and cash equivalents and available-for-sale investments of which $400.2 million consisted of highly liquid financial investments with original final maturities of one year or less and the remaining amount was long-term available-for-sale investments with original final maturities over one year. If interest rates were to increase instantaneously and uniformly by 10 basis points, compared to interest rates as of September 30, 2013, the fair market value of our investment portfolio would decrease by approximately $234,000.
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
Foreign Currency Exchange Risk
We are exposed to foreign currency risks through our global operations, primarily in Japan and Europe, and when we enter into transactions in non-functional currencies. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the yen and the euro, could adversely affect our financial results. During the nine months ended September 30, 2013, 27.4% and 17.4% of our revenues were denominated in the yen and the euro, respectively, and 11.1% and 9.3% of our operating expenses were denominated in the yen and the euro, respectively. If our yen or euro denominated sales exceed our yen or euro denominated costs, and the U.S. dollar strengthens relative to the yen or euro, there is an adverse effect on our results of operations. Conversely, if the U.S. dollar weakens relative to the yen or euro, there is a positive effect on our results of operations. For example, the average exchange rate of one U.S. dollar to yen increased 20.5% from 79.1 in the nine months ended September 30, 2012 to 95.3 in the nine months ended September 30, 2013, which resulted in a net negative impact to our operating results for the nine months ended September 30, 2013 in the amount of approximately $10.2 million as compared to the prior year. The average exchange rate of one euro to U.S. dollar remained consistent in the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012.
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
Commencing April 2013, we broadened our currency hedging program to hedge forecasted intercompany inventory transactions that are denominated in the yen and the euro. Forward contracts are used to hedge forecasted intercompany inventory transactions over specific time periods. These forward contracts are designated as cash flow hedges and have maturity dates of up to 16 months. Changes in the fair value of cash flow hedges, excluding time value of the hedges which is recorded as interest expense, are reported as a component of accumulated other comprehensive income (loss), or AOCI, within stockholders' equity. Once the underlying hedged transaction occurs, we de-designate the derivative, cease to apply hedge accounting treatment to the transaction and record any further gains or losses to exchange rate gain (loss). We evaluate effectiveness at the inception of the hedge and on an ongoing basis. To the extent we experience ineffectiveness in our hedges, the gains or losses accumulated in other comprehensive income associated with the ineffective portion of the hedge are reclassified immediately into exchange rate gain (loss). We adjust the level and use of derivatives as soon as practicable after learning that an exposure has changed. We review all exposures on derivative positions on a regular basis.
We are exposed to credit losses in the event of nonperformance by the banks with which we transact foreign currency contracts. We currently hold foreign exchange forward contracts with two counterparties. Our overall risk of loss in the event of a counterparty default is limited to the amount of any unrealized gains on outstanding contracts (i.e., those contracts that have a positive fair value) at the date of default. We manage this credit risk by executing foreign currency contracts with counterparties that meet our minimum requirements, and monitoring the credit ratings of our counterparties on a periodic basis. As of September 30, 2013, we have minimal credit exposure from nonperformance of foreign exchange hedging counterparties.
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
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, at September 30, 2013, our disclosure controls and procedures were effective.
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
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our IVUS and FFR products are used in connection with procedures. Physicians may choose to perform fewer PCI procedures. For example, recently the number of PCI procedures declined in the United States and Japan, in part due to concerns regarding the efficacy of therapeutic treatment options, the long-term efficacy of drug-eluting stents, economic constraints, reduced rates of restenosis and concerns by clinicians and payers regarding the appropriateness of conducting PCI procedures. If the number of PCI procedures continues to decline, the need for IVUS and FFR procedures could also decline, which would adversely impact our operating results and our business prospects.
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
*Failure to innovate may adversely impact our competitive position and may adversely impact our ability to drive price increases for our products and our product revenues.

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
We also develop and manufacture laser and non-laser light sources, optical engines used in OCT imaging systems as well as micro-optical spectrometers and optical channel monitors with applications in telecommunications, pharmaceutical manufacturing, high-speed industrial process control, and chemical and petrochemical processing, medical diagnostics, and scientific discovery. Products developed by competitors based on tunable filter technology could compete on the basis of lower cost and other factors. In addition, customers may build similar functionality directly into their products, which in turn could decrease the demand for our products.
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
*Delays or failures in planned product introductions may adversely affect our business and negatively impact future revenues.
We are currently developing new products as well as product enhancements with respect to our existing products. We have in the past experienced, and may again in the future experience, delays and failures in various phases of product development and commercial launch, including during research and development, manufacturing, limited release testing, marketing and customer education efforts. In particular, developing and integrating products and technologies of acquired businesses is time consuming and has in the past resulted, and may again in the future result, in longer developmental timelines than we initially anticipated or our discontinuing our development or commercialization efforts with respect to the acquired products and technologies. Any delays in our product launches or our discontinuing our development or commercialization efforts with respect to any product candidates or products may significantly impede our ability to successfully compete in our markets and may reduce our revenues.
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
Our success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures and technologies. Accordingly, we have acquired, and may in the future acquire, complementary businesses, products or technologies instead of developing them ourselves. We recently acquired Sync-Rx, Ltd., or Sync-Rx, and Crux Biomedical, Inc., or Crux, as well as the Pioneer PlusTM re-entry catheter product line from Medtronic, Inc., or Pioneer. We can provide no assurance that the expected benefits of the Sync-Rx, Crux or Pioneer acquisitions will be realized. Furthermore, we have agreed in the merger agreement with Crux that, in the event that we have not achieved the applicable commercial launch for one of the Crux products by June 30, 2016 (which date may be extended upon a specified payment by us to June 30, 2017), we will license back to the former Crux stockholders certain intellectual property rights relating to that product, which could adversely affect our business. We do not know if we will identify or complete any additional acquisitions, or whether we will be able to successfully integrate any acquired business, product or technology or retain key employees, including in connection with our acquisitions of Sync-Rx and Crux, or Pioneer. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. If we are unable to integrate any acquired businesses, products or technologies effectively, our business will suffer. We have entered, and may in the future enter, markets through our acquisitions that we are not familiar with and have no experience managing. If we fail to integrate these operations into our business, our resources may be diverted from our core business and this could have a material adverse effect on our business, financial condition and results of operations.
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
Even though we engage in foreign currency hedging arrangements for certain of our revenues and operating expenses, foreign currency fluctuations may adversely affect our revenues and earnings. During the nine months ended September 30, 2013, 17.4% and 27.4% of our revenues were denominated in the euro and yen, respectively, and 9.3% and 11.1% of our operating expenses were denominated in the euro and the yen, respectively. We use foreign currency forward contracts to manage a portion of the foreign currency risk related to our intercompany receivable balances with our foreign subsidiaries whose functional currencies are the euro and yen. Commencing April 2013, we initiated a hedging program that broadened our use of foreign currency forward contracts to manage portions of our foreign currency risk related to our intercompany inventory transactions with our foreign subsidiaries and other non-functional currency transactions worldwide. We cannot be assured our hedges will be effective or that the costs of the hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro and the yen, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results. In periods of a strengthening U.S. dollar relative to the yen or the euro, we would record less revenue and our results of operations could be negatively impacted.
*General national and worldwide economic conditions may materially and adversely affect our financial performance and results of operations.
Our operations and performance depend significantly on national and worldwide economic conditions and the resulting impact on purchasing decisions and the level of spending on our products by customers in the geographic markets in which our IVUS and FFR and other products are sold or distributed. These economic conditions remain challenging in many countries and regions, including without limitation the United States, Japan, Europe, the Middle East and Africa, where we have generated most of our revenues. In the United States, the recovery from the recent recession has been below historic averages and the unemployment rate is expected to remain high for some time. The challenging global economic conditions have also led to concerns over the solvency of certain European Union member states, including Greece, Ireland, Italy, Portugal and Spain. On August 5, 2011, Standard & Poor's downgraded the U.S. credit rating to AA+ from its top rank of AAA, and the current U.S. debt ceiling and budget deficit concerns have increased the possibility of other credit-rating agency downgrades that could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. Likewise, the political unrest in the Middle East may have adverse consequences to the global economy or to our customers in the Middle East, which could negatively impact our business. In any event, uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. If our customers do not obtain or do not have access to the necessary capital to operate their businesses, or are otherwise adversely affected by the deterioration in national and worldwide economic conditions, this could result in reductions in the sales of our products, longer sales cycles and slower adoption of new technologies by our customers, which would materially and adversely affect our business. We experienced declines in the number of PCI procedures performed in the U.S. and in sales of our non-medical products to telecommunications and industrial companies during 2012 and continuing during 2013 due to, in part, the then-prevailing economic conditions. In addition, our customers', distributors' and suppliers' liquidity, capital resources and credit may be adversely affected by their relative ability or inability to obtain capital and credit, which could adversely affect our ability to collect on our outstanding invoices or lengthen our collection cycles or otherwise exercise remedies (including by foreclosing on the applicable products sold) against a defaulting customer or distributor, adversely affect our ability to distribute our products or limit our timely access to important sources of raw materials necessary for the manufacture of our consoles and catheters.
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
We recently completed our company-wide implementation of a new enterprise resource planning, or ERP, system to further enhance operating efficiencies and provide more effective management of our business operations. Implementing a new ERP system is costly and involves risks inherent in the conversion to a new computer system, including loss of information, disruption to our normal operations, changes in accounting procedures and internal control over financial reporting, as well as problems achieving accuracy in the conversion of electronic data. Failure to properly or adequately address these issues could result in increased costs, the diversion of management's and employees' attention and resources and could materially adversely affect our operating results, internal controls over financial reporting and ability to manage our business effectively. While the ERP system is intended to further improve and enhance our information systems, large scale implementation of a new information system exposes us to the risks of starting up the new system and integrating that system with our existing systems and processes, including possible disruption of our financial reporting, which could lead to a failure to make required filings under the federal securities laws on a timely basis.
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
Risks Related to Government Regulation
*If we fail to obtain or maintain, or experience significant delays in obtaining, regulatory clearances or approvals for our products or product enhancements, our ability to commercially distribute and market our products could suffer.
Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. Our failure to comply with such regulations or to make adequate, timely corrections, could lead to the imposition of injunctions, suspensions or loss of marketing clearances or approvals, product recalls, manufacturing cessation, termination of distribution, product seizures, civil penalties, or some combination of such actions. The process of obtaining regulatory authorizations to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such authorizations will be granted on a timely basis, if at all. If regulatory clearance or approvals are received, additional delays may occur related to manufacturing, distribution or product labeling. In addition, we cannot assure you that any new or modified medical devices we develop will be eligible for the shorter 510(k) clearance process as opposed to the PMA process. We have no experience in obtaining PMA approvals. For example, the FDA has been reviewing its 510(k) process and could change the criteria to obtain clearance, which could affect our ability to obtain timely reviews and increase the resources needed to meet new criteria. FDA has also issued, and may in the future issue, draft guidance documents that, if implemented, will likely entail additional regulatory burdens. These additional regulatory burdens could delay our ability to obtain new clearances, increase the costs of compliance or restrict our ability to maintain our current clearances. Such changes could adversely affect our business.
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
The market price of our common stock could be subject to significant fluctuation. Factors that could cause volatility in the market price of our common stock include the following:

•	changes in earnings estimates, investors' perceptions, recommendations by securities analysts or our failure to achieve analysts' earnings estimates;

•	changes in foreign currency exchange rates;

•	quarterly variations in our or our competitors' results of operations;

•	changes in governmental regulations or in the status of our regulatory clearance or approvals;

•	changes in availability of third-party reimbursement in the United States or other countries;

•	the announcement of new products or product enhancements by us or our competitors or other developments involving our respective products;

•	the announcement of an acquisition or other business combination or strategic transaction;

•	possible sales of our common stock by investors who view the 2015 Notes and the 2017 Notes as a more attractive means of equity participation in us;

•	the conversion of some or all of the 2015 Notes or the 2017 Notes and any sales in the public market of shares of our common stock issued upon conversion of the 2015 Notes or the 2017 Notes;

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
As of October 31, 2013, our directors, officers and principal stockholders (those holding more than 5% of our common stock) collectively controlled a significant portion of our outstanding common stock. To the extent our directors, officers and principal stockholders continue to hold a significant portion of our outstanding common stock, these stockholders, if they act together, would be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.
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
During the third quarter of 2013, our management evaluated various development projects, product lines and functional areas in an effort to assess how to better align resources to our key business strategies and improve operating efficiencies. At September 30, 2013, in connection with the preparation of our financial statements, our management concluded that it is more likely than not the Forward-Looking IVUS, or FL.IVUS and Forward-Looking Intra-Cardiac Echo, or FL.ICE, development programs and the commercial sale of the ReFLOW Aspiration Catheter, or ReFLOW, product line will be discontinued. As such, these assets were impaired with the resulting charge recorded in restructuring charges in the statement of operations in the third quarter of 2013. The technologies associated with these programs were acquired in various business combinations and resulted in in-process research and development, or IPR&D, and developed technologies that were capitalized at the time of acquisition with a carrying value of $4.6 million as of September 30, 2013.
During the fourth quarter of 2013, our management further evaluated our development projects and functional areas in an effort to reprioritize and reallocate our resources within our distribution, research and development, and clinical programs to focus on development and commercial efforts that we believe better advance our key strategies, and in November 2013, we made the decision to discontinue our FL.IVUS, FL.ICE, and Optical Coherence Tomography, or OCT, intravascular coronary imaging development programs and discontinue our ReFLOW product line. The key elements under this restructuring plan include the discontinuation of development programs for our FL.IVUS, FL.ICE and OCT intravascular coronary imaging development programs, the termination of the commercial sale of the ReFLOW product line, and a modest reorganization of several functional areas and business units within the Company.
We expect to incur additional restructuring charges of approximately up to $14.9 million in the fourth quarter of 2013 and early 2014 in connection with the discontinuation of our OCT intravascular coronary imaging, FL.IVUS and FL.ICE programs and the discontinuation of our ReFLOW product line, including costs associated from the related reorganization of several areas within the Company, which include employee termination costs of approximately up to $2.9 million, asset impairments of approximately up to $4.1 million and other restructuring related costs of approximately up to $7.9 million. Of the estimated $14.9 million of restructuring charges, we estimate that approximately up to $10.7 million will be comprised of future cash expenditures.

Item 6.	Exhibits

Exhibit Number	Description

2.1
Amendment to Merger Agreement, dated July 1, 2013, by and among the Registrant, Crux Biomedical, Inc. and Shareholder Representative Services LLC (filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 8, 2013, and incorporated herein by reference).

3.1
Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.2
Bylaws of the Registrant, as revised (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 8, 2013, and incorporated herein by reference).

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

Signature	Title	Date

/s/ John T. Dahldorf	Chief Financial Officer (principal financial officer, principal accounting officer and duly authorized officer)	November 7, 2013
John T. Dahldorf

EXHIBIT INDEX

Exhibit Number	Description

2.1
Amendment to Merger Agreement, dated July 1, 2013, by and among the Registrant, Crux Biomedical, Inc. and Shareholder Representative Services LLC (filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10Q (File No. 000-52045), as originally filed on August 8, 2013, and incorporated herein by reference).

3.1
Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.2
Bylaws of the Registrant, as revised (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10Q (File No. 000-52045), as originally filed on August 8, 2013, and incorporated herein by reference).

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