Form 10-K
period 2013-12-31
Volcano Corp
filed 2014-02-28
CIK 1354217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-52045

Volcano Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0928885
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
3721 Valley Centre Drive, Suite 500
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2013 (which is the last business day of registrant’s most recently completed second fiscal quarter), as reported on the NASDAQ Global Select Market was approximately $981.5 million. Approximately 452,321 shares of common stock held by executive officers and directors on June 30, 2013 have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
At February 14, 2014, 51,926,493 shares of Common Stock, par value $0.001, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates information by reference to portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 3, 2014. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013.

VOLCANO CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013

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
Volcano has registered and common law trademarks in the U.S. and elsewhere in the world including, but not limited to, Aim®, Axsun®, Bi-Trieval, Centriq, ChromaFlo®, ComboMap®, ComboWire®, Core, Crux®, Crux Biomedical®, Define, Eagle Eye®, ETNA, FACT, FloMap®, FloWire®, Ginko, GlyDx®, Hi-Q, iFR®, In-Line Digital®, Instant Wave-Free Ratio, Intentio, Octave, pcFM®, Precision Guided Therapy, PreView, PrimeWire®, PrimeWire Prestige®, ReFlow, Revolution®, SlyDx, s5i®, SmartMap®, SpinVision®, Sync-Rx, Trak Back®, Valet®, Verrata, VH®, VIBE®, Virtual Histology®, Visions®, Volcano®, Wavewire®, Xtract® and Zuum. Other brand names or trademarks appearing in this Annual Report are the property of their respective holders.
PART I

Item 1.	Business
Overview
We design, develop, manufacture and commercialize a broad suite of precision guided therapy tools including intravascular ultrasound, or IVUS, and fractional flow reserve, or FFR, products. We believe that these products enhance the diagnosis and treatment of coronary and peripheral vascular disease by improving the efficiency and efficacy of existing diagnostic angiograms and percutaneous coronary interventional, or PCI, and endovascular procedures in the coronary arteries or peripheral arteries and veins. We are facilitating the adoption of functional PCI, in which our FFR technology is used to help determine whether or not a stent is necessary, and IVUS is used as an adjunct to angiography to guide stent placement and optimization. We market our products to physicians, nurses and technicians who perform a variety of endovascular based coronary and peripheral interventional procedures in hospitals and to other personnel who make purchasing decisions on behalf of hospitals.
Our products consist of consoles that are marketed as stand-alone units or as units that can be integrated into a variety of hospital-based interventional surgical suites called catheterization laboratories, or cath labs. We have developed customized cath lab versions of these consoles and are developing additional functionality options as part of our cath lab integration initiative. Our consoles have been designed to serve as a multi-modality platform for our phased array and rotational IVUS catheters, FFR pressure and flow wires and image-guided therapy catheters, such as the Pioneer Plus reentry device acquired from Medtronic, Inc., or Medtronic, on August 30, 2013.

Our IVUS products include single-procedure disposable phased array and rotational IVUS imaging catheters, and additional functionality options such as ChromaFlo® stent apposition analysis. Our FFR offerings can be accessed through our multi-modality platforms, and we also provide FFR-only consoles. Our FFR disposables are single-procedure disposable pressure and flow guide wires used to measure the pressure and flow characteristics of blood around plaque enabling physicians to gauge the plaque's physiological impact on blood flow and pressure. We have developed additional offerings for integration into the platform, including adenosine-free Instant Wave-Free Ratio FFR, or iFR®. We are currently developing high resolution Focal Acoustic Computed Tomography, or FACT, catheters, co-registration with IVUS and an IVUS-guided Crux VCF system featuring our inferior vena cava, or IVC, filter. Our Valet microcatheter, Visions® PV .035 catheter and Eagle Eye® Platinum ST short tip catheter, or EEP, products received 510(k) clearance and CE Mark approval in 2012 and their commercial launch occurred in 2013. In addition, we initiated the commercial launch of our Verrata pressure guide wire, our fifth new pressure wire in five years, during 2013.
Through Axsun Technologies, Inc., or Axsun, one of our wholly-owned subsidiaries, we also develop and manufacture optical monitors for the telecommunications industry, laser and non-laser light sources, optical engines used in medical optical coherence topography, or OCT, imaging systems and advanced photonic components and sub-systems used in spectroscopy and other industrial applications. We believe Axsun's proprietary OCT technology will provide us competitive advantages in the invasive imaging sector, as well as for applications in ophthalmology and dental.
We believe the market segments relevant to Volcano will grow from approximately $1.3 billion in 2012 to approximately $1.7 billion by 2017, representing a compound annual growth rate, or CAGR, of approximately six percent. Within this broader market, we estimate that the current market for our IVUS products, FFR products and Axsun industrial products is approximately $900 million. We base our estimated market sizes in part on discussion with market analysts and on our internal assessment of our historical and projected sales and those of our competitors. We believe the intravascular imaging market is growing at approximately five percent annually and the FFR market is growing at approximately 10 percent annually, and we expect that these markets, together with the market for our Axsun industrial products, could grow to more than $1.1 billion in the next five years. In addition, we have a number of products in our emerging business segment, including IVUS-guided therapies, such as our Pioneer Plus Re-entry catheter, our Crux IVC filter, Axsun medical and ophthalmology products, SyncVision (co-registration with IVUS) and iFR. Many of these products leverage our existing platform technology and represent an aggregate estimated current market opportunity of approximately $400 million, which we expect to grow at approximately eight percent on a CAGR basis to approximately $600 million by 2017.
We have focused on building our domestic and international sales and marketing infrastructure to market our products to physicians and technicians who perform diagnostic angiography, PCI and endovascular procedures in hospitals and to other personnel who make purchasing decisions on behalf of hospitals. We sell our products directly to customers in the United States, Japan, certain European markets and South Africa. We utilize distributors in other geographic areas, which are also involved in product launch planning, education and training, physician support and clinical study management.
We derive our revenues from two reporting segments: medical and industrial. Our medical segment represents our core business, in which we derive revenues primarily from the sale of our multi-modality and FFR consoles and our IVUS and FFR single-use disposables. Our industrial segment derives revenues related to the sales of micro-optical spectrometers and optical channel monitors by Axsun to telecommunication and industrial companies. We continue building direct sales capabilities in the U.S., certain parts of Europe, South Africa, and Japan. During the year ended December 31, 2013, we generated worldwide revenues of $393.7 million, which is comprised of $385.2 million from our medical segment and $8.4 million from our industrial segment, and had an operating loss of $29.9 million. Our total assets as of December 31, 2013 were $831.9 million. Our revenue, operating income (loss) and other financial results for the last three fiscal years are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Consolidated Financial Statements” sections contained in this Annual Report. At December 31, 2013, we had a worldwide installed base of more than 7,000 consoles, excluding our legacy In-Vision Gold systems. We intend to grow and leverage this installed base of consoles to drive recurring sales of our single-use disposable catheters and guide wires, which accounted for approximately 79.7% of our medical segment revenues during the year ended December 31, 2013. In 2013, approximately 48.2% of our revenues were generated in the U.S., approximately 27.8% were generated in Japan, and approximately 18.0% were generated in Europe, the Middle East and Africa, with the balance of sales occurring in other international markets.
Our Strategy
Our long-term growth strategy incorporates expansion of our existing businesses, commercialization of new products and markets and licensing or acquiring new technologies. We believe our continued product innovation and expansion of our direct distribution sales programs will enable us to expand market penetration and share, as well as broaden the clinical indications that our products can address. The core of this strategy is offering a multi-modality platform that seeks to deliver all of the benefits associated with conventional IVUS and FFR devices, while providing enhanced functionality and proprietary features that address the limitations associated with conventional forms of these technologies. We are seeking to make precision-guided, functional PCI a standard of care and to position us as a leading provider of precision-guided therapy. We believe that recent clinical data from studies involving IVUS and FFR, as well as updated clinical guidelines elevating the use of these technologies, will help drive market adoption. For example, two-year data released in 2013 from the ADAPT-DES study (Assessment of Platelet Therapy with Drug-Eluting Stents), the largest study conducted with IVUS guidance to date, indicated IVUS guidance was associated with reductions in certain serious patient events, including stent thrombosis and myocardial infarction, and that IVUS guidance was associated with a change in procedure 74% of the time. In addition, we have a number of new offerings under development that will further leverage our multi-modality platform. Factors driving our strategy include:

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

•
Enhancing the outcomes of PCI and endovascular procedures. We believe our products enabled with novel technological enhancements provide clinically significant information that improves the outcomes of current and increasingly complex PCI and endovascular procedures.

•
Providing documentation for necessity of procedures. Increasingly, hospitals and third-party payors are requesting proof of necessity for PCIs. We believe our IVUS and FFR technologies can assist clinicians in documenting the clinical necessity of these procedures.

•
Decreasing the number of interventional devices used per procedure and optimizing their usage. Our FFR products offer the opportunity to physiologically assess lesion severity and determine whether stents are needed. Additionally, our IVUS products provide intravascular imaging. As a result, our IVUS and FFR products have the potential to reduce the number of devices deployed by identifying the appropriate lesion for stenting and ensuring that stents are placed and expanded correctly, thereby enhancing patient outcomes and lowering treatment costs.

•
Improving ease of use of IVUS and FFR technologies to drive market adoption. We have designed our console offerings to be “always there, always on, and easy to use.” Our consoles are easily integrated into an existing or newly constructed cath lab facility.

•
Improving the diagnosis of cardiovascular disease. We believe our IVUS and FFR products can significantly improve the diagnosis of cardiovascular disease by addressing the limitations of diagnostic angiography, and allowing clinicians to better identify patients and lesions at risk for future adverse coronary vascular system events.

•
Enabling new procedures to treat coronary artery, and peripheral vascular disease. Currently, the treatment of a number of cardiovascular and peripheral vascular diseases is limited by conventional technologies, including angiography. Because our technologies address many of these current limitations, we believe our products provide physicians the potential to diagnose and optimally treat these diseases percutaneously.

Our primary goal is to establish our IVUS and FFR products as the standard of care for a variety of procedures including diagnostic, PCI and endovascular procedures and expand the use of IVUS and FFR for these procedures. The key elements of our strategy for achieving this goal are to:

•
Grow existing IVUS and FFR markets globally. We believe that most PCI and endovascular procedures today, particularly those of a more complex nature, benefit greatly from more precise guidance than angiography alone can provide. We believe that by making our devices easier to use and enabling faster, more comprehensive interpretation of images, investing in thoughtful clinical studies and registries that support the benefits of our technologies, educating physicians and hospital executives on the clinical need for our products and existing guidelines, training staff on the procedural use of our products, and providing access to all patients through the expansion of our installed base, we can continue to grow and cultivate the current PCI market which represents, on an annual basis, more than three million procedures worldwide as well as the current endovascular market. We also plan to develop a portfolio of image guided therapy devices.

•
Increase market share in existing IVUS and FFR markets. We continue to introduce product enhancements to meet physicians’ needs for improved visualization, characterization, and ease of use. We believe these enhancements make our products easier to use than competing products and provide substantially more and better information to improve procedural outcomes, thereby driving greater usage of our IVUS and FFR products within the existing PCI and endovascular markets. We believe we are the IVUS market leader and intend to implement several strategies to increase our penetration in the FFR market. First, we have addressed certain limitations of conventional IVUS such as difficulty in use, lack of automation and grayscale imaging by developing technologies and introducing features such as automatic real-time drawing of lumen and vessel borders, color-coded identification of plaque composition, and automatic vessel sizing. Second, we developed PC-based IVUS and FFR consoles that can be integrated easily into cath labs, thereby making it easier for physicians to adopt and use our products. Third, we have increased the size of our direct sales force and initiated direct distribution strategies in key geographies. We have also entered into distribution and marketing agreements with leading cath lab equipment and stent manufacturers. We intend to grow and leverage our installed base of IVUS and FFR consoles to drive recurring sales of our single-procedure disposable catheters and guide wires.

•
Expand our existing technologies to serve new markets. We plan to utilize our existing diagnostic technologies, including FFR and IVUS, to address new markets. The nearest term opportunity is in the peripheral vasculature, where we believe IVUS and FFR enable enhanced decision-making by clinicians versus the use of angiography alone. Current and potential IVUS applications include stenting in the iliac, femoral and below-the-knee arteries, atherectomy, AV Fistula/graft revascularization, endovascular aneurysm repair, thoracic endovascular aortic repair, inferior vena cava, or IVC, filter placement, and compressive and thrombotic venous disease. We believe FFR has several applications as well, including the assessment of gradients in lower limb arteries to determine treatment needs. As we pursue opportunities in this market, we plan to develop new IVUS and FFR products and develop or acquire therapeutic products that have clinical synergies with our diagnostic technologies. In addition, we plan to explore product development and marketing partnerships with other leading companies in the sector.

•
Enhance product capabilities and introduce new products through collaborations or acquisitions. We have a successful track record of acquiring and licensing technologies and collaborating with third parties to create synergistic product offerings. For instance, we license the iFR technology from Imperial College London and FACT technology from The Cleveland Clinic Foundation. Since December 2007, we have acquired, among others, Impact Medical Technologies, LLC; Axsun; Sync-Rx Ltd.; Crux Biomedical, Inc.; and the Pioneer Plus Reentry Catheter from Medtronic. The technologies obtained from these acquisitions form the foundation of many of the new technologies and products we expect to introduce. We believe there will be additional opportunities to leverage these capabilities through select technology or company acquisitions as well as collaborations that enhance our capabilities or complement our market strategies.

Our Products
Our multi-modality consoles are marketed as stand-alone units or units that can be integrated into cath labs. We offer consoles that combine IVUS and FFR technology, which are designed to allow the user to switch seamlessly between each modality. We also offer systems with either IVUS or FFR independently. The significantly expanded functionality of our offering enables the networking of patient information, control of IVUS and FFR information at both the operating table and in the cath lab control room, as well as the capability for images to be displayed on standard cath lab monitors. Our products include IVUS catheters, FFR guide wires and various options that provide additional functionality. We expect to continue developing new products and technologies to expand the market adoption of our offering, and also expect our platform will support IVUS integrated with other interventional devices in the future.
Consoles
We design, develop, manufacture and commercialize multi-modality consoles that are proprietary, high-speed electronic systems that process the signals received from our IVUS catheters and FFR wires. These consoles generate high-resolution images that can be displayed on a monitor and can be permanently stored on the system or another medium. Our consoles are mobile, proprietary and high speed electronic systems with different functionalities and sizes designed and manufactured to process the signals received only from our catheters and guide wires. Our market strategy includes offering devices to clinicians that are easy to use, reduce procedure times and provide a higher level of information. Our consoles are offered as stand-alone or customized and integrated versions and are smaller and lighter, provide enhanced functionality and are less expensive to manufacture than our prior console offerings. The current family of consoles includes:

•	Stand-Alone Version: We believe this portable and mobile console is the lightest product on the market and has a simple user interface.

•
Integrated Version: This console is made up of components that can be customized to each cath lab’s specifications and integrated into virtually any cath lab while retaining full functionality. When the integrated version is integrated into the cath lab, it works seamlessly with the workflow of the cath lab in terms of acquiring and archiving patient images and data.

Both platforms support digital and rotational IVUS, FFR and our ChromaFlo and VH® IVUS functionality. Most recent versions of our consoles are intended to support, or can be upgraded to support, our planned future offerings.
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
We launched our latest generation digital catheter, the Eagle Eye Platinum Digital IVUS Catheter, commercially in May 2010. In September 2012, we introduced a new, short tip version of the Eagle Eye Platinum IVUS catheter that enables clinicians to get closer to a chronic total occlusion. We now also offer three IVUS catheters that are optimized for use in peripheral vessels. During 2014, we expect to obtain clearance from the U.S. Food and Drug Administration, or FDA, for and begin commercial sales of our FACT catheter, which is designed to provide a higher level of ultrasound resolution imaging than is available with current IVUS ultrasound catheters.
Additional Functionality. Our IVUS products incorporate key features that add valuable clinical functionality addressing a number of the historical limitations of conventional IVUS. We intend to develop additional functionality in the future. Currently, we offer:
ChromaFlo. Angiography alone does not always identify malapposed stents because the contrast injection that makes the lumen visible on x-ray can flow inside the stent, and in between the stent and vessel wall. When this occurs, the stent struts are too small to compete with the dark lumen of the x-ray, leaving the two dimensional image inconclusive or misleading. Our ChromaFlo stent apposition analysis technology uses sequential IVUS frames to differentiate circulating blood from stationary or anchored tissue. ChromaFlo can be particularly important when assessing stent placement as the detailed cross-sectional image clearly identifies moving blood inside and outside of the stent lumen, prompting physicians in many cases to expand the stent until all of the blood appears inside of the stent lumen. ChromaFlo can also help with the identification of luminal structures such as lumen border, bifurcations, dissections, and thrombus.
SyncVision. In November 2012, we acquired Sync-Rx Ltd, or Sync-Rx, an Israel-based company that develops advanced software applications designed to optimize and facilitate trans-catheter cardiovascular interventions using automated online image processing. We believe that the SyncVision technology will provide us with a platform on which to build a range of advanced software features that will aid clinical decision-making by providing angiography and intra-body image enhancement, measurement and non-invasive imaging and intravascular co-registration capabilities, and create future opportunities in physiology and peripheral therapy guidance.
Our FFR Products
Our FFR products consist of pressure and flow consoles and single-procedure disposable pressure and flow guide wires. We believe we are the only company that offers a full line of pressure and flow guide wires as well as a guide wire that can measure both pressure and flow. In addition, our FFR products are integrated with our multi-modality consoles. We have a strong track record of innovation in the development of pressure and flow guide wires and in 2013 we launched Verrata-our fifth new pressure guide wire in five years-that is designed to be more durable and faster and easier to use. In addition, we believe we are the only company to have developed iFR functionality, which is an FFR technology that does not require the administration of adenosine, used to widen blood vessels prior to the procedure. As a result, by enabling cardiologists to perform FFR without adenosine, iFR functionality has the potential to expand the patient population that could be diagnosed using FFR, and reduce the costs and time associated with its use. During 2013, we launched our iFR product in Europe and Japan, and filed for regulatory approval in the U.S.
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
Product Expansion
We have recently introduced or have under development a number of products designed to leverage our existing platform technology that we believe will expand our presence in interventional medicine and related markets. Our product pipeline includes:
Crux VCF System
In December 2012, we acquired Crux Biomedical, Inc., or Crux, a private company developing a number of products designed to capture emboli (blood vessel package) and other debris through the vasculature. These include the Crux VCF System, featuring the Crux IVC filter, a retrievable filter intended to prevent recurrent pulmonary embolism (blockage of main artery of the lung). The Crux VCF System received a CE Mark in December 2011 and 510(k) clearance in July 2012. We launched the Crux VCF System in 2013 and also received 510(k) clearance for our Crux Snare Retrieval Set in January 2014. We believe the Crux IVC filter product can add significant clinical and economical value to our customers and patients.
Pioneer Plus Re-Entry Catheter

During 2013, we acquired the Pioneer Plus Re-Entry Catheter designed to enable the crossing of sub-total, total and chronic total occlusions within the peripheral vasculature. Volcano’s IVUS technology is used to direct the guidewire past stenotic lesions prior to additional interventions. We believe we can significantly expand the market for the Pioneer device in both the U.S. and international markets.
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
We have direct sales capability in the U.S., certain parts of Europe, Japan and South Africa. We intend to continue to increase our direct sales personnel over time. At December 31, 2013, we had over 320 direct sales and support professionals, including 181 in the U.S., 80 in Japan, 59 in Europe and the remaining in other geographies. In addition, we have numerous distributor relationships in Europe, Canada, Asia and Latin America. In the fourth quarter of 2013, we reorganized our sales force in order to provide us a greater presence within our key markets and enable us to dedicate additional resources to the IVUS peripheral market.
All of our business in Japan is served by the Company’s direct sales force and we currently support our Japanese customers through our Tokyo-based subsidiary, Volcano Japan Co., Ltd., or Volcano Japan. In addition, we distribute third party products in the coronary and peripheral markets through our direct sales channel in Japan. In Europe, we distribute our IVUS and FFR products through our subsidiary, Volcano Europe, B.V.B.A., or Volcano Europe. We sell our products directly to customers in certain European markets and utilize distributors in other geographic markets.
We have marketing agreements with leading healthcare company partners or their affiliates, including Medtronic, General Electric Company, Siemens AG, and Philips Medical Systems Nederland B.V. These agreements allow us to coordinate our marketing efforts with our strategic partners while still dealing directly with the customer.
At December 31, 2013, our global marketing team was comprised of 57 individuals, covering product management, corporate communications and programs, clinical support, and education and training. We devote significant resources to training and educating physicians in the use and benefits of our products. We also promote our products through medical society meetings attended by interventionists.

Our relationships with physician thought leaders in interventional cardiology are an important component of our selling and marketing efforts. These relationships are typically built around research collaborations that enable us to better understand and articulate the most useful features and benefits of our products, and to develop new solutions to challenges in PCI medicine.
Financial Information About Geographic Areas
The following table sets forth our revenues by geography expressed as dollar amounts (in thousands):

	Years Ended December 31,			Percentage Change (2)
	2013	2012	2011	2012 to 2013	2011 to 2012
Revenues (1):
United States	$189,748	$177,992	$157,412	6.6%	13.1%
Japan	109,492	123,558	105,892	(11.4)	16.7
Europe, the Middle East and Africa	71,018	57,913	60,249	22.6	(3.9)
Rest of world	23,420	22,403	19,993	4.5	12.1
	$393,678	$381,866	$343,546	3.1%	11.2%

(1)
Revenues are attributed to geographies based on the location of the customer, except for shipments to original equipment manufacturers, which are attributed to the country of origin of the equipment distributed.

(2)
For a year-over-year comparison analysis, refer to "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" in this Annual Report on Form 10-K.

At December 31, 2013, approximately 49% of our long-lived assets, excluding financial assets, were located in the U.S., approximately 39% were located in Costa Rica, approximately 8% were located in Japan, and approximately 4% were located elsewhere.
At December 31, 2012, approximately 42% of our long-lived assets, excluding financial assets, were located in the U.S., approximately 42% were located in Costa Rica, approximately 12% were located in Japan, and approximately 4% were located elsewhere.
At December 31, 2011, approximately 45% of our long-lived assets, excluding financial assets, were located in the U.S., approximately 30% were located in Costa Rica, approximately 21% were located in Japan and approximately 4% were located elsewhere.
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
Our primary imaging competitors globally are Boston Scientific, Inc., or Boston Scientific, with its IVUS offering and St. Jude Medical, Inc., or St. Jude with its OCT offering. In Japan, we also compete with Terumo Corporation, which offers both IVUS and OCT. In the FFR market, our primary competitor is St. Jude. Because of the size of the vascular market opportunities, competitors and potential competitors have dedicated and will continue to dedicate significant resources to aggressively promote their products. New product developments that could compete with us more effectively are likely because the vascular disease market is characterized by extensive research efforts and technological progress. Competitors may develop technologies and products that are safer, more effective, easier to use or less expensive than ours.
We have encountered and expect to continue to encounter potential physician customers who, due to existing relationships with our competitors, are committed to or prefer the products offered by these competitors.
Through the Axsun subsidiary we compete on the basis of leading technology, high quality and the enhanced productivity that our products offer to customers in a variety of industries, including telecommunications, pharmaceutical manufacturing, high-speed industrial process control, chemical and petrochemical processing, medical diagnostics, and scientific discovery. Products developed by competitors based on lower performance tunable filter technology could compete on the basis of lower cost. In addition, customers may build similar functionality directly into their products. Our primary competitors in the telecommunications market include Optoplex Corporation, II-VI Incorporated and BaySpec, Inc.
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
Patents and Trademarks
We continue to expand and protect our intellectual property position. At December 31, 2013, we had a broad portfolio of over 546 owned or licensed U.S. and international patents and over 550 pending applications for owned or licensed patents. We intend to continue to expand our intellectual property position to protect the design and use of our products, principally in the areas of IVUS, FFR, peripheral imaging and image guided therapies for the diagnosis and guidance of treatment of vascular heart disease. We continue to invest in internal research and development of concepts within our current markets and within other potential future markets. This enables us to continue to build our patent portfolio in areas of company interest.

Additionally, we utilize trademarks, trade names or logos in conjunction with the sale of our products. We currently have registered and common law trademarks in the U.S. and elsewhere in the world including, but not limited to, Aim®, Axsun®, Bi-Trieval, Centriq, ChromaFlo®, ComboMap®, ComboWire®, Core, Crux®, Crux Biomedical®, Define, Eagle Eye®, ETNA, FACT, FloMap®, FloWire®, Ginko, GlyDx®, Hi-Q, iFR, In-Line Digital®, Instant Wave-Free Ratio, Intentio, Octave, pcFM®, Precision Guided Therapy, PreView, PrimeWire®, PrimeWire Prestige®, ReFlow, Revolution®, SlyDx, s5i®, SmartMap®, SpinVision®, Sync-Rx, Trak Back®, Valet®, Verrata, VH®, VIBE®, Virtual Histology®, Visions®, Volcano®, Wavewire®, Xtract® and Zuum.
Research and Development
Our research efforts are directed towards the development of new products and technologies that expand our existing platform of capabilities and applications in support of PCI and endovascular procedures. At December 31, 2013, our research and development staff consisted of 178 full-time engineers and technicians. We have research and development staff in Rancho Cordova, California; San Diego, California; Billerica, Massachusetts; and Netanya, Israel. Our research and development staff is focused on the development of new multi-modality systems and related software, FFR consoles and guide wires, image-guided therapy systems and additional clinical applications that support our core business objectives.
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
Our research and development expenses were $69.2 million, $55.5 million, and $53.1 million in 2013, 2012 and 2011, respectively. These totals include expenses related to research and development, clinical and regulatory affairs.
During 2013, we announced a strategic reprioritization initiative that included the discontinuation of development programs for our Forward-Looking IVUS, Forward-Looking Intra-Cardiac Echo and OCT intravascular programs.
Manufacturing
Our manufacturing facilities are located in Coyol, Costa Rica, and Rancho Cordova, California. In Costa Rica we manufacture IVUS catheters and FFR guide wires. In California, we produce multi-modality consoles, FFR consoles, IVUS catheters and FFR guide wires. We are in the process of transitioning all of our disposable manufacturing activities to our Costa Rica facility. In addition, we have a manufacturing facility in Billerica, Massachusetts that produces our optical monitors, laser and non-laser light sources, and optical engines used in OCT imaging systems as well as micro-optical spectrometers and optical channel monitors.
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
We manufacture our products in accordance with FDA required global regulations. We believe we are in material compliance with the U.S., European, Japanese, and Costa Rican regulations. The FDA and the European Union Notified Body have both inspected our manufacturing facilities in Rancho Cordova during the last 20 months. The European Union Notified Body inspected our manufacturing facilities in Costa Rica in 2012. The control systems for our optical and laser products are certified under ISO 9001:2008.

Government Regulation
Our medical device products are subject to extensive and rigorous regulation by the FDA, as well as other federal and state regulatory bodies in the U.S. and comparable authorities in other countries. We currently market our products in the U.S. under authorizations from the FDA, which are based on clearances of pre-market notification submissions, or 510(k), or approval of premarket approval applications, or PMA. If we seek to market new products, or to market new indications for our existing products, we will be required to obtain 510(k) clearance or PMA approval, as applicable. In 2011, the FDA recommended reforms to the 510(k) pre-market notification process. Although the FDA made some limited changes to its guidance, policies and regulations pertaining to the review and regulation of devices such as ours which seek and receive market clearance through the 510(k) pre-market notification process, additional reforms are likely. These reforms, when implemented, could impose additional regulatory requirements upon us which could delay our ability to obtain new clearances, increase the costs of compliance, or restrict our ability to maintain our current clearances.
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
See “Risk Factors—Risks Related to Government Regulation.”
Employees
At December 31, 2013, we had over 1,800 full time employees. None of our employees are represented by a labor union and we believe our employee relations are good.
Seasonality
Our business is generally seasonal in nature and, historically, demand for our products has been the highest in the fourth quarter. Our working capital requirements vary from period to period depending on manufacturing volumes, the timing of deliveries and the payment cycles of our customers.
Corporate Information

We were incorporated in the state of Delaware in January 2000. Our principal executive offices are located at 3721 Valley Centre Drive, Suite 500, San Diego, California, 92130. Our phone number is (800) 228-4728 and our website address is www.volcanocorp.com.
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
We have only achieved profitability in 2010, 2011 and 2012. We cannot assure you that we will achieve and sustain profitability in 2014 or in future periods.
We were formed in January 2000 and have been profitable, on a full-year basis, only in 2010, 2011 and 2012. To the extent that we are able to increase revenues, we expect our operating expenses will also increase as we expand our business to meet anticipated growing demand for our products, devote resources to our sales, marketing and research and development activities and satisfy our debt service obligations. If we are unable to increase our revenues or reduce our cost of revenues and our operating expenses, we may not achieve profitability in 2014 or in the future. We expect to experience quarterly fluctuations in our revenues due to the timing of capital purchases by our customers and to a lesser degree the seasonality of disposable consumption by our customers. Additionally, expenses will fluctuate as we make future investments in research and development, selling and marketing and general and administrative activities, including as a result of new product introductions, transitioning from distributor arrangements to a direct sales force in different markets, satisfying our debt service obligations, and fund our litigation costs. This will cause us to experience variability in our reported earnings and losses in future periods. You should not rely on our operating results for any prior quarterly or annual period as an indication of our future operating performance.
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
With respect to our IVUS products, our primary competitor is Boston Scientific, Inc. Our FFR products compete with the products of St. Jude Medical, Inc., or St. Jude. We also compete in Japan with respect to IVUS products with Terumo Corporation, or Terumo. Boston Scientific, St. Jude, Terumo and other potential competitors who are or may be substantially larger than us may enjoy competitive advantages, including:

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
Delays or failures in planned product introductions may adversely affect our business and negatively impact future revenues.
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
Our success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures and technologies. Accordingly, we have acquired, and may in the future acquire, complementary businesses, products or technologies instead of developing them ourselves. We recently acquired Sync-Rx, Ltd., or Sync-Rx, and Crux Biomedical, Inc., or Crux, as well as the Pioneer Plus re-entry catheter product line, or Pioneer, from Medtronic, Inc. We can provide no assurance that the expected benefits of the Sync-Rx, Crux or Pioneer acquisitions will be realized. Furthermore, we have agreed in the merger agreement with Crux that, in the event that we have not achieved the applicable commercial launch for one of the Crux products by June 30, 2016 (which date may be extended upon a specified payment by us to June 30, 2017), we will license back to the former Crux stockholders certain intellectual property rights relating to that product, which could adversely affect our business. We do not know if we will identify or complete any additional acquisitions, or whether we will be able to successfully integrate any acquired business, product or technology or retain key employees, including in connection with our acquisitions of Sync-Rx and Crux, or Pioneer. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. If we are unable to integrate any acquired businesses, products or technologies effectively, our business will suffer. We have entered, and may in the future enter, markets through our acquisitions that we are not familiar with and have no experience managing. If we fail to integrate these operations into our business, our resources may be diverted from our core business and this could have a material adverse effect on our business, financial condition and results of operations.
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
We are utilizing substantial resources in the development of products and technologies to aid in the identification, diagnosis and treatment of the plaque that is most likely to rupture and cause a coronary event, or vulnerable plaque. The Providing Regional Observations to Study Predictors of Events in the Coronary Tree, or PROSPECT, study demonstrated the ability of IVUS and virtual histology, or VH, to stratify lesions according to risk. However, no randomized controlled trial has been performed to assess the benefit of treating or deferring treatment in these stratified lesions. If we are unable to develop products or technologies that can identify vulnerable plaque, a market for products to identify vulnerable plaque may not materialize and our business may suffer.
Fluctuations in foreign currency exchange rates could result in declines in our reported revenues and earnings.
Even though we engage in foreign currency hedging arrangements for certain of our foreign currency exchange exposures, foreign currency fluctuations may adversely affect our revenues and earnings. During the year ended December 31, 2013, 26.8% and 17.8% of our revenues were denominated in Japanese yen and euro, respectively, and 10.5% and 9.3% of our operating expenses were denominated in yen and euro, respectively. We enter into derivative financial instruments, principally forward contracts, to manage a portion of the foreign currency risk related to transactions in non-functional currencies. Commencing in April 2013, we initiated a hedging program that broadened our use of foreign currency forward contracts to manage portions of our foreign currency risk related to certain forecasted intercompany inventory transactions with our foreign subsidiaries and expand the application of forward contracts to additional non-functional currency transactions worldwide. We cannot be assured our hedges will be effective or that the costs of the hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the yen and the euro, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results. In periods of a strengthening U.S. dollar relative to the yen or the euro, we would record less revenue and our results of operations could be negatively impacted.
General national and worldwide economic conditions may materially and adversely affect our financial performance and results of operations.
Our operations and performance depend significantly on national and worldwide economic conditions and the resulting impact on purchasing decisions and the level of spending on our products by customers in the geographic markets in which our IVUS and FFR and other products are sold or distributed. These economic conditions remain challenging in many countries and regions, including without limitation the United States, Japan, Europe, the Middle East and Africa, where we have generated most of our revenues. In the United States, the recovery from the recent recession has been below historic averages and the unemployment rate is expected to remain high for some time. The challenging global economic conditions have also led to concerns over the solvency of certain European Union member states, including Greece, Ireland, Italy, Portugal and Spain. The political unrest in the Middle East may have adverse consequences to the global economy or to our customers in the Middle East, which could negatively impact our business. In any event, uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. If our customers do not obtain or do not have access to the necessary capital to operate their businesses, or are otherwise adversely affected by the deterioration in national and worldwide economic conditions, this could result in reductions in the sales of our products, longer sales cycles and slower adoption of new technologies by our customers, which would materially and adversely affect our business. We experienced declines in the number of PCI procedures performed in the U.S. and in sales of our non-medical products to telecommunications and industrial companies during 2013 due to, in part, the then-prevailing economic conditions. In addition, our customers', distributors' and suppliers' liquidity, capital resources and credit may be adversely affected by their relative ability or inability to obtain capital and credit, which could adversely affect our ability to collect on our outstanding invoices or lengthen our collection cycles or otherwise exercise remedies (including by foreclosing on the applicable products sold) against a defaulting customer or distributor, adversely affect our ability to distribute our products or limit our timely access to important sources of raw materials necessary for the manufacture of our consoles and catheters.
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
Our reliance on sole source suppliers for these and other materials, components, products and processing subjects us to a number of risks that could impact our ability to manufacture our products and harm our business, including:

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
In 2010, we, through a wholly owned subsidiary, entered into a series of agreements to acquire real property and design and build manufacturing facilities in Costa Rica. Prior to 2012, we had never operated manufacturing facilities outside the United States, and cannot assure you that we will be able to successfully operate these facilities in an efficient or profitable manner. In addition, we are continuing to transfer our manufacturing processes, technology and know-how to our Costa Rica facilities. If we are unable to operate these facilities or successfully transfer our manufacturing processes, technology and know-how in a timely and cost-effective manner, or at all, then we may experience disruptions in our operations, which could negatively impact our business and financial results.
During 2012 we received regulatory approval to ship product from our Costa Rica facility to the United States, Japan and certain countries in Europe. We will need to obtain a number of additional regulatory approvals prior, and subsequent, to shipping products from this facility to other geographies. Our ability to obtain these approvals may be subject to additional costs and possible delays beyond what we initially plan for. In addition, our manufacturing facilities, and those of our suppliers, must comply with applicable regulatory requirements. Failure of our manufacturing facilities to comply with regulatory and quality requirements would harm our business and our results of operations.
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
We also face particular commercial, jurisdictional and legal risks associated with our operations in Costa Rica. The success of this relationship and our activities in Costa Rica in general are subject to the economic, political and legal conditions or developments in Costa Rica.
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
We have collaborations with a number of entities or their affiliates, including Medtronic, Inc., The Cleveland Clinic Foundation, Siemens AG, Philips Medical Systems Nederland B.V. and General Electric Company. In each collaboration, we combine our technology or core capabilities with those of the third party to permit either greater penetration into markets or to enhance the functionality of our current and planned products. We have limited control over the amount and timing of resources that our current collaborators or any future collaborators devote to our collaborations or potential products. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may not develop or commercialize products that arise out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing or sale of these products. Moreover, in the event of termination of a collaboration agreement, we may not realize the intended benefits or we may not be able to replace the arrangement on comparable terms or at all.

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
Our success largely depends on the skills, experience and efforts of our officers and other key employees who may terminate their employment at any time. The loss of any of our senior management team, in particular our President and Chief Executive Officer, R. Scott Huennekens, could harm our business. We have employment contracts or similar agreements with R. Scott Huennekens and our Chief Financial Officer, John T. Dahldorf, but these agreements do not guarantee that they will remain employed by us in the future. The announcement of the loss of one of our key employees could negatively affect our stock price. Our ability to retain our skilled workforce and our success in attracting and hiring new skilled employees will be a critical factor in determining whether we will be successful in the future. We face challenges in hiring, training, managing and retaining employees in certain areas including clinical, technical, sales and marketing. This could delay new product development and commercialization, and hinder our marketing and sales efforts, which would adversely impact our competitiveness and financial results.
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
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, new SEC regulations and Nasdaq Global Select Market rules, are creating uncertainty for companies such as ours. As one example, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC has promulgated rules regarding disclosure of the presence in a company's products of certain metals, known as “conflict minerals,” which are metals mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer's efforts to identify the sourcing of those minerals from this region. Complying with these rules will require investigative efforts, which will cause us to incur associated costs, and could adversely affect the sourcing, supply, and pricing of materials used in our products, or result in process or manufacturing modifications, all of which could adversely affect our results of operations.
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
In an effort to contain rising healthcare costs, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, which may significantly affect the payment for, and the availability of, healthcare services and result in fundamental changes to federal healthcare reimbursement programs. PPACA includes, among other things, the following measures:

•	a deductible 2.3% excise tax, with limited exceptions, on the sale of certain medical devices by the manufacturer of the device;

•	a Patient-Centered Outcomes Research Institute intended to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research;

•
requirements to report certain financial arrangements with physicians and teaching hospitals, as defined in the PPACA and its implementing regulations, including reporting any payment or “transfer of value” made or distributed to teaching hospitals, prescribers, and other healthcare providers and reporting any ownership and investment interests held by physicians and their immediate family members in applicable manufacturers during the preceding calendar year, with data collection required beginning August 1, 2013 and reporting to the U.S. Department of Health and Human Services required by March 31, 2014 and the 90th day of each subsequent calendar year, and with disclosure of such information by the U.S. Department of Health and Human Services on a publicly available website beginning by September 2014; and

•	other measures designed to control Medicare spending.
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
Our operations may be directly or indirectly affected by various broad federal, state or foreign healthcare fraud and abuse laws. In particular, the federal healthcare program Anti-Kickback Statute prohibits any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in return for or to induce the referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of an item or service, for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between device manufacturers on one hand and prescribers and purchasers on the other. For example, the government has sought to apply the Anti-Kickback Statute to device manufacturers' financial relationships with physician consultants. Among other theories, the government has alleged that such relationships are payments to induce the consultants to arrange for or recommend the ordering, purchasing or leasing of the manufacturers' products by the hospitals, medical institutions and other entities with whom they are affiliated. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and arrangements that involve remuneration that could induce prescribing, purchases, or recommendations may be subject to government scrutiny if they do not qualify for an exemption or a safe harbor. We are also subject to the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created federal criminal laws that prohibit executing a scheme to defraud any health care benefit program or making false statements relating to health care matters, and federal “sunshine” requirements to report certain financial arrangements with physicians and teaching hospitals, as defined in the PPACA and its implementing regulations, including reporting any payment or “transfer of value” made or distributed to teaching hospitals, prescribers, and other healthcare providers and reporting any ownership and investment interests held by physicians and their immediate family members in applicable manufacturers.
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
The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Moreover, recent health care reform legislation has strengthened these laws. For example, the recently enacted PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes; a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Further, we expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could impact our operations and business. The extent to which future legislation or regulations, if any, relating to health care fraud abuse laws and/or enforcement, may be enacted or what effect such legislation or regulation would have on our business remains uncertain. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participating in governmental health care programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. We also are subject to foreign fraud and abuse laws, which vary by country. For instance, in the European Union, legislation on inducements offered to physicians and other healthcare workers or hospitals differ from country to country. Breach of the laws relating to such inducements may expose us to the imposition of criminal sanctions. It may also harm our reputation, which could in turn affect sales.
In November 2012, we became aware through newspaper reports in the Italian media that a former employee of ours was under criminal investigation for an alleged violation of Italian anti-bribery laws. The Italian public prosecutor is alleging that the approximately 5,000 euro that we paid to an Italian state-employed physician for conducting a training session was paid in an effort to influence the outcome of a clinical trial. Although we dispute these allegations, if we are unsuccessful in our defense, we may be faced with fines, penalties and a debarment from creating new contractual relationships with hospitals that are part of the Italian national health system. As a result, we cannot assure you that the outcome of this investigation would not have material adverse effects to our business in Italy, or harm our reputation in Europe generally, which could negatively affect our sales.
If our customers are unable to obtain coverage of or sufficient reimbursement for procedures performed with our products, it is unlikely that our products will be widely used.
Successful sales of our products depend on the availability of coverage and adequate reimbursement from third-party payors. Healthcare providers that purchase medical devices for treatment of their patients generally rely on third-party payors to reimburse all or part of the costs and fees associated with the procedures performed with these devices. Both public and private insurance coverage and reimbursement plans are central to new product acceptance. Customers are unlikely to use our products if they do not receive reimbursement adequate to cover the cost of our products and related procedures.
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
All third-party coverage and reimbursement programs, whether government funded or insured commercially, whether inside the United States or outside, are developing increasingly sophisticated methods of controlling healthcare costs. Such cost-containment programs adopted by third-party payors, including legislative and regulatory changes to coverage and reimbursement policies, could potentially limit the amount which healthcare providers are willing to pay for medical devices, or related testing, which could adversely impact our business. The Centers for Medicare & Medicaid Services has announced various efforts to reduce costs in connection with the Medicare program that could have spillover into our business, including for example: (1) a three-year demonstration project that began September 2012, to allow Medicare recovery auditors to audit Medicare payments for procedures prior to Medicare making payment for the procedure, versus following Medicare payment for the procedure as has historically been Medicare's process, and (2) a proposed process to adjust provider payments amounts (with adjustments beginning January 2016) for certain laboratory tests based on changes in technology (historically, the payment for such tests would not typically be adjusted except for annual inflationary and productivity adjustments).
We believe that future coverage of and reimbursement for our products may be subject to increased restrictions both in the U.S. and in international markets. For example, on August 2, 2011, President Obama signed the Budget Control Act of 2011, which imposed significant cuts in federal spending over the next decade. Such cuts in federal spending could impact entitlement programs such as Medicare and aid to states for Medicaid programs. Third-party reimbursement and coverage for our products may not be available or adequate in either the U.S. or international markets. Future legislation, regulations, coverage or reimbursement policies adopted by third-party payors may adversely affect the growth of the markets for our products, reduce the demand for our existing products or our products currently under development and limit our ability to sell our products on a profitable basis.

We may be subject to health information privacy and security standards that include penalties for noncompliance.
The Health Insurance Portability and Accountability Act of 1996, or HIPAA, and its implementing regulations safeguard the privacy and security of individually-identifiable health information. Certain of our operations may be subject to these requirements. Penalties for noncompliance with these rules include both criminal and civil penalties. In addition, the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, expanded federal health information privacy and security protections. Among other things, HITECH makes certain of HIPAA's privacy and security standards directly applicable to “business associates”-independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also set forth new notification requirements for health data security breaches, increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to enforce HIPAA and seek attorney's fees and costs associated with pursuing federal civil actions. While we do not believe we are a covered entity or a business associate under HIPAA, occasionally our field service representatives enter into “field service agreements” which obligate us to protect any protected health information that we may receive in the field in accordance with HIPAA and HITECH.
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
Our success depends significantly on our ability to protect our intellectual property and proprietary technologies. Our policy is to obtain and protect our intellectual property rights. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our pending U.S. and foreign patent applications may not issue as patents or may not issue in a form that will be advantageous to us. Any patents we have obtained or will obtain may be challenged by re-examination, inter partes or other post-grant review, opposition or other administrative proceeding, or in litigation. Such challenges could result in a determination that the patent is invalid. Some of our older patents have expired or will expire in the near future. In addition, competitors may be able to design alternative methods or devices that avoid infringement of our patents. To the extent our intellectual property protection offers inadequate protection, or is found to be invalid, we are exposed to a greater risk of direct competition. If our intellectual property does not provide adequate protection against our competitors' products, our competitive position could be adversely affected, as could our business. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.
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
As of December 31, 2013, our directors, officers and principal stockholders (those holding more than 5% of our common stock) collectively controlled a significant portion of our outstanding common stock. To the extent our directors, officers and principal stockholders continue to hold a significant portion of our outstanding common stock, these stockholders, if they act together, would be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.
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
The following table summarizes our principal facilities under lease as of December 31, 2013, the location and size of each such facility and their designed use.

Location	Purpose (1)	Square Feet (Approximate)	Lease Expiration Dates
San Diego, California (2)	Principal executive offices and research and development	92,602	August 2023
Rancho Cordova, California	Manufacturing operations, product distribution, research and development and administrative functions	155,421	December 2014
Billerica, Massachusetts	Axsun operations and administrative functions, research and development	64,784	October 2021
Zaventem, Belgium	Europe administrative functions, sales and product distribution	18,600	May 2021
Tokyo, Japan	Japan sales operations and administrative functions	19,331	January 2015
Costa Rica	Manufacturing operations	140,000	Owned

(1)	All facilities are utilized for activities in our medical segment. The Billerica, Massachusetts facility is utilized for activities both in our medical and industrial segments.

(2)
In December 2012, we agreed to lease a facility in San Diego, California to serve as our new corporate headquarters, which is comprised of 92,602 square feet with a lease expiration date of August 2023. We relocated our principal executive offices to the new facility in August 2013.

We also lease facilities in Alpharetta, Georgia for limited research and development activities and sales administration activities; Netanya, Israel for research and development activities and administrative functions; and Woodmead, South Africa and Warsaw, Poland for sales and distribution activities. Collectively, these facilities represent approximately 18,000 square feet of space.
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

	Price Range
	Low	High
Year Ended December 31, 2013
First Quarter	$22.26	$26.07
Second Quarter	16.58	22.41
Third Quarter	18.04	23.99
Fourth Quarter	18.95	24.36
Year Ended December 31, 2012
First Quarter	$21.98	$29.91
Second Quarter	25.12	29.95
Third Quarter	25.01	30.59
Fourth Quarter	23.08	30.15
Holders
At February 14, 2014, the closing price of our common stock on the NASDAQ Global Select Market was $21.49 per share, and we had 32 stockholders of record.

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
The graph below compares total stockholder return on our common stock from December 31, 2008 through December 31, 2013 with the cumulative total return of (a) the NASDAQ Composite Index and (b) the NASDAQ Medical Equipment Index assuming a $100 investment made in each on December 31, 2008. Each of the three measures of cumulative total return assumes reinvestment of dividends, if any. The stock performance shown on the graph below is based on historical data and is not indicative of, or intended to forecast, possible future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Volcano Corporation, the NASDAQ Composite Index,
and the NASDAQ Medical Equipment Index

$300
$250
$200
$150
$100
$50
$0
12/08
12/09
12/10
12/11
12/12
12/13
Volcano Corporation
NASDAQ Composite
NASDAQ Medical Equipment

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Securities Authorized for Issuance under Equity Compensation Plans
For information concerning prior stockholder approval of and other matters relating to our equity incentive plans, see Item 12 in this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities
None
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
10/01/2013 - 10/31/2013	—	$—	—	$—
11/01/2013 - 11/30/2013	—	—	—	—
12/01/2013 - 12/31/2013	3,557,137	28.11	3,557,137	100,000,000
Total	3,557,137	$28.11	3,557,137	$100,000,000
(1) On December 2, 2013, we announced that our board of directors authorized a $200 million share repurchase program, which will expire on June 30, 2014. Pursuant to this approval, we entered into a $100 million accelerated share repurchase, or ASR, program with a counterparty, and received 3,557,137 shares of our common stock, which represents a substantial majority of the total number of shares expected to be repurchased under the ASR program. The final number of shares to be repurchased by us under this ASR program will be determined at the completion of the ASR program and will be based generally on the daily volume-weighted average share price of our common stock during a period of up to approximately four months, less an agreed-to discount. Refer to "Item 8, Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 5 - Stockholders' Equity" in this Annual Report on Form 10-K.
(2) Average price per share for the period December 1, 2013 to December 31, 2013 is calculated by dividing the total cost for the ASR program of $100 million, which was paid in December 2013, by the total number of shares repurchased under the ASR program as of December 31, 2013. This average price per share will be adjusted once the ASR program is completed and the final number of shares repurchased by us is determined. The final number of shares to be repurchased by us under this ASR will be determined at the completion of the ASR program and will be based generally on the daily volume-weighted average share price of our common stock during a period of up to approximately four months, less an agreed-to discount. Refer to "Item 8, Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 5 - Stockholders' Equity" in this Annual Report on Form 10-K.
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
The selected financial data set forth below are derived from our consolidated financial statements. The consolidated statement of operations data for the years ended December 31, 2013, 2012 and 2011, and the consolidated balance sheet data at December 31, 2013 and 2012 are derived from our consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data at December 31, 2011, 2010 and 2009 are derived from our consolidated financial statements which are not included herein.
The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related footnotes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report (in thousands, except per share data):

	Years Ended December 31,
	2013	2012	2011	2010	2009
Consolidated Statement of Operations Data:
Revenues	$393,678	$381,866	$343,546	$294,146	$227,867
Cost of revenues, excluding amortization of intangibles	143,302	128,915	114,533	108,860	91,489
Gross profit	250,376	252,951	229,013	185,286	136,378
Operating expenses:
Selling, general and administrative	182,950	172,794	147,057	132,990	111,598
Research and development	69,159	55,469	53,098	42,517	37,372
Amortization of intangibles	3,832	3,240	3,447	2,559	4,224
Acquisition-related items	4,964	1,858	—	184	—
Restructuring charges	19,374	—	—	—	—
In-process research and development	—	—	—	(2,935)	14,030
Total operating expenses	280,279	233,361	203,602	175,315	167,224
Operating (loss) income	(29,903)	19,590	25,411	9,971	(30,846)
Interest income	1,287	902	908	477	756
Interest expense	(26,908)	(7,975)	(7,107)	(2,192)	(5)
Exchange rate gain (loss)	(1,156)	(576)	(997)	(904)	2,328
Loss from debt extinguishment	—	(4,969)	—	—	—
Other, net	5,856	2,717	(112)	(25)	—
(Loss) income before income taxes	(50,824)	9,689	18,103	7,327	(27,767)
Income tax (benefit) expense (1)	(16,330)	1,667	(19,990)	2,087	1,187
Net (loss) income	$(34,494)	$8,022	$38,093	$5,240	$(28,954)
Net (loss) income per share:
Basic	$(0.63)	$0.15	$0.73	$0.10	$(0.60)
Diluted	$(0.63)	$0.15	$0.70	$0.10	$(0.60)
Shares used in calculating net (loss) income per share:
Basic	54,341	53,475	52,300	50,551	48,400
Diluted	54,341	55,195	54,596	53,281	48,400

	At December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash and cash equivalents	$107,159	$330,635	$107,016	$43,429	$56,055
Short-term available-for-sale investments	231,864	140,960	112,327	175,283	66,028
Working capital	420,344	546,790	293,057	264,937	158,668
Intangible assets, net (2)	58,108	50,657	15,245	17,103	11,623
Total assets	831,919	902,344	496,724	431,566	276,734
Short and long-term debt, including current maturities	402,332	383,472	95,809	91,292	160
Total stockholders’ equity (3)	299,802	408,345	339,237	274,336	214,815
These historical results are not necessarily indicative of results expected for any future period.

(1)
During the quarter ended December 31, 2013, we concluded that it was more likely than not that we would not be able to realize the benefit of our remaining state and select foreign deferred tax assets in the future. Therefore, we increased the valuation allowance on our state and foreign deferred income tax assets by $3.8 million.

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

(2)	Includes the effects of the Sync-Rx, Ltd. and Crux Biomedical, Inc. acquisitions in 2012 and the acquisition of the Pioneer Plus re-entry catheter product line from Medtronic, Inc. in 2013.

(3)
On December 2, 2013, our board of directors authorized a $200 million share repurchase program. Pursuant to this approval, we entered into a $100 million accelerated share repurchase, or ASR, program with a counterparty, and received 3,557,137 shares of Volcano's common stock. All of our repurchases were treated as effective retirements of the purchased shares and therefore reduced reported shares issued and outstanding by the number of shares repurchased. In addition, we recorded the excess of the purchase price over the par value of the common stock as a reduction to additional paid-in capital.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report.
Overview
We design, develop, manufacture and commercialize a broad suite of precision guided therapy tools including intravascular ultrasound, or IVUS, and fractional flow reserve, or FFR, products. We believe that these products enhance the diagnosis and treatment of coronary and peripheral vascular disease by improving the efficiency and efficacy of existing diagnostic angiograms and percutaneous coronary interventional, or PCI, and endovascular procedures in the coronary arteries or peripheral arteries and veins. We are facilitating the adoption of functional PCI, in which our FFR technology is used to help determine whether or not a stent is necessary, and IVUS is used as an adjunct to angiography to guide stent placement and optimization. We market our products to physicians, nurses and technicians who perform a variety of endovascular based coronary and peripheral interventional procedures in hospitals and to other personnel who make purchasing decisions on behalf of hospitals.
Our products consist of consoles that are marketed as stand-alone units or as units that can be integrated into a variety of hospital-based interventional surgical suites called catheterization laboratories, or cath labs. We have developed customized cath lab versions of these consoles and are developing additional functionality options as part of our cath lab integration initiative. Our consoles have been designed to serve as a multi-modality platform for our phased array and rotational IVUS catheters, FFR pressure and flow wires and image-guided therapy catheters, such as the Pioneer Plus reentry device acquired from Medtronic, Inc., or Medtronic, on August 30, 2013.
Our IVUS products include single-procedure disposable phased array and rotational IVUS imaging catheters, and additional functionality options such as ChromaFlo® stent apposition analysis. Our FFR offerings can be accessed through our multi-modality platforms, and we also provide FFR-only consoles. Our FFR disposables are single-procedure disposable pressure and flow guide wires used to measure the pressure and flow characteristics of blood around plaque enabling physicians to gauge the plaque's physiological impact on blood flow and pressure. We have developed additional offerings for integration into the platform, including adenosine-free Instant Wave-Free Ratio FFR, or iFR®. We are currently developing high resolution Focal Acoustic Computed Tomography, or FACT, catheters, co-registration with IVUS and an IVUS-guided Crux VCF system featuring our inferior vena cava, or IVC, filter. Our Valet microcatheter, Visions® PV .035 catheter and Eagle Eye® Platinum ST short tip catheter, or EEP, products received 510(k) clearance and CE Mark approval in 2012 and their commercial launch occurred in 2013. In addition, we initiated the commercial launch of our Verrata pressure guide wire, our fifth new pressure wire in five years, during 2013.
Through Axsun Technologies, Inc., or Axsun, one of our wholly-owned subsidiaries, we also develop and manufacture optical monitors for the telecommunications industry, laser and non-laser light sources, optical engines used in medical optical coherence topography, or OCT, imaging systems and advanced photonic components and sub-systems used in spectroscopy and other industrial applications. We believe Axsun's proprietary OCT technology will provide us competitive advantages in the invasive imaging sector, as well as for applications in ophthalmology and dental.
We have infrastructure in the U.S., Europe, Japan and Costa Rica. Our corporate office is located in California, U.S. Our manufacturing facilities are located in Coyol, Costa Rica, and Rancho Cordova, California. In Costa Rica we manufacture IVUS catheters and FFR guide wires. In California, we produce multi-modality consoles, FFR consoles, IVUS catheters, FFR guide wires and our Crux IVC filters. We are in the process of transitioning all of our disposable manufacturing activities to our Costa Rica facility. In addition, we have a manufacturing facility in Billerica, Massachusetts that produces our optical monitors, laser and non-laser light sources, and optical engines used in OCT imaging systems as well as micro-optical spectrometers and optical channel monitors. We have research and development facilities in U.S. and Israel. We have sales offices in the U.S. and Japan; sales and distribution offices in Belgium and South Africa; and third-party distribution facilities in Japan. At December 31, 2013, we had over 1,800 full time employees worldwide, including over 900 manufacturing employees, over 370 sales and marketing employees and over 170 research and development employees.
We have focused on building our domestic and international sales and marketing infrastructure to market our products to physicians and technicians who perform diagnostic angiography, PCI and endovascular procedures in hospitals and to other personnel who make purchasing decisions on behalf of hospitals. We sell our products directly to customers in the United States, Japan, certain European markets and South Africa. We utilize distributors in other geographic areas, which are also involved in product launch planning, education and training, physician support and clinical study management.

At December 31, 2013, we had a worldwide installed base of over 7,000 consoles, excluding our legacy In-Vision Gold systems. We intend to grow and leverage this installed base to drive recurring sales of our single-procedure disposable catheters and guide wires. In the year ended December 31, 2013, the sale of our single-procedure disposable catheters and guide wires accounted for $306.9 million, or 79.7% of our medical segment revenues, a $6.2 million, or 2.1% increase from the year ended December 31, 2012, in which the sale of our single-procedure disposable catheters and guide wires accounted for $300.7 million, or 81.0% of our medical segment revenues.
Our revenues have increased from $343.5 million in 2011 to $381.9 million in 2012 and to $393.7 million in 2013. We had operating loss of $29.9 million during 2013, and operating income of $19.6 million and $25.4 million during 2012 and 2011, respectively. The 2013 operating loss includes $5.0 million of acquisition-related items and $19.4 million of restructuring charges. The 2012 operating income included $1.9 million of acquisition-related expenses.
During 2013, our management approved two restructuring plans: (1) to consolidate and transition our manufacturing resources related to the manufacture of disposables to Costa Rica, (2) to reprioritize and reallocate our resources within our distribution, research and development, and clinical programs that we believe better advance our key strategies. The key elements under the second restructuring plan include the discontinuation of development programs for our Forward-Looking IVUS, or FL.IVUS, Forward-Looking Intra-Cardiac Echo, or FL.ICE, and Optical Coherence Tomography, or OCT, intravascular coronary imaging development programs, the termination of the commercial sale of our ReFLOW Aspiration Catheter, or ReFLOW product line, and a modest reorganization of several functional areas and business units within the Company. We recorded $19.4 million of restructuring charges during 2013. Refer to "Item 8, Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 3 Financial Statements Details - Restructuring Activity" in this Annual Report on Form 10-K.
In the years ended December 31, 2013, 2012 and 2011, 44.6%, 46.3% and 47.3%, respectively, of our revenues and 19.8%, 22.7% and 22.5%, respectively, of our operating expenses were denominated in various non-U.S. dollar currencies, primarily the Japanese yen and the euro. We expect that a significant portion of our revenue and operating expenses will continue to be denominated in non-U.S. dollar currencies. As a result, we are subject to risks related to fluctuations in foreign currency exchange rates, which could affect our operating results in the future. If our yen or euro denominated sales exceed our yen or euro denominated costs, and the U.S. dollar strengthens relative to the yen or euro, there is an adverse effect on our results of operations. Conversely, if the U.S. dollar weakens relative to the yen or euro, there is a positive effect on our results of operations. For example, the average exchange rate of one U.S. dollar to yen increased 21.5% from 79.3 in 2012 to 96.4 in 2013, which resulted in a net negative impact to our operational results for 2013 in the amount of approximately $14.1 million. The average exchange rate of one euro to U.S. dollar increased 2.8% from 1.29 in 2012 to 1.33 in 2013, which resulted in a net positive impact to our operational results for 2013 in the amount of approximately $1.2 million.
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
With respect to IVUS, two-year data released in 2013 from the ADAPT-DES study (Assessment of Platelet Therapy with Drug-Eluting Stents), the largest study conducted with IVUS guidance to date, indicated IVUS guidance was associated with reductions in certain serious patient events, including stent thrombosis and myocardial infarction, and that IVUS guidance was associated with a change in procedure 74% of the time. These data suggest that IVUS guidance can play an important role in helping to improve patient outcomes.

The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act were enacted into law in the U.S. on March 23, 2010. The legislation imposed on medical device manufacturers a 2.3 percent excise tax on U.S. sales of Class I, II and III medical devices beginning January 1, 2013.
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
Revenues. We derive our revenues from two reporting segments: medical and industrial. Our medical segment represents our core business, in which we derive revenues primarily from the sale of our consoles and single-procedure disposables. Our industrial segment derives revenues related to the sales of Axsun’s micro-optical spectrometers and optical channel monitors to telecommunication and other industrial companies. In the year ended December 31, 2013, we generated $393.7 million of revenues which is comprised of $385.2 million from our medical segment and $8.4 million from our industrial segment. We experienced increases in revenues related to consoles and FFR single-procedure disposables and decrease in revenues related to IVUS single-procedure disposables in 2013 compared with 2012. In the year ended December 31, 2013, 11.3% of our medical segment revenues were derived from the sale of our consoles, 50.4% from IVUS single-procedure disposables and 29.2% from FFR single-procedure disposables as compared with 11.0% from consoles, 55.5% from IVUS single-procedure disposables and 25.6% from FFR single-procedure disposables in the year ended December 31, 2012. Other revenues consist primarily of service and maintenance revenues, shipping and handling revenues, sales of distributed products, sales of medical products manufactured by our Axsun subsidiary, spare parts sales, and license fees.
We expect to continue experiencing variability in our quarterly revenues from console sales due in part to the timing of hospital capital equipment purchasing decisions. Further, we expect variability of our revenues based on the timing of our new product introductions, which may cause our customers to delay their purchasing decisions until the new products are commercially available.
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
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and commissions and other related costs for personnel serving the sales, administrative and marketing functions. Other costs include stock-based compensation expense, professional fees for legal and accounting services, travel and entertainment expenses, facility costs, trade show, training and other promotional expenses. Due to ongoing litigation, legal expenses tend to be somewhat unpredictable in their timing and amount. We expect that our selling, general and administrative expenses will increase as we continue to expand our sales force and marketing efforts and invest in the necessary infrastructure to support our continued growth.

Included in selling, general and administrative expense is the U.S. medical device excise tax on the sale of medical devices that was effective January 1, 2013. The statutory rate of the medical device excise tax is 2.3% of revenues on initial sales of finished medical products sold in the United States. Our medical device excise tax is 0.71% of our total revenue for 2013. Our effective rate for this excise tax is less than the statutory rate which is primarily due to international sales.
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
Amortization of Intangibles. We amortize intangible assets, consisting of our developed technology, licenses, customer relationships, patents and trademarks, and covenants-not-to-compete, using the straight-line method over their estimated useful lives of up to 20 years. These assets are regularly tested for impairment and abandonment.
Acquisition-related items. Acquisition-related items consists of acquisition transaction costs, subsequent accretion of and revision, if any, to the fair value of the contingent consideration related to acquisitions and other expenses directly associated with acquisitions.
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
OCT. In December 2007, we acquired certain OCT IPR&D assets in connection with our acquisition of CardioSpectra, Inc., or CardioSpectra, which were valued at $26.3 million. At the acquisition date, the estimated costs to complete the project were $7.2 million. We incurred a total of $31.3 million for the OCT project since acquisition.
FL.IVUS. In May 2008, we acquired the FL.IVUS IPR&D assets in connection with our acquisition of Novelis, which was valued at $12.2 million. At the acquisition date, the estimated costs to complete the project were $3.9 million. We incurred a total of $19.6 million for the FL.IVUS project since acquisition.
FL.ICE. In August 2010 we acquired the FL.ICE project in connection with our acquisition of Fluid Medical Inc., or Fluid Medical. This project was recorded as an IPR&D asset and was valued at $4.1 million. At the acquisition date, the estimated costs to complete the project were $5.9 million. We incurred a total of $8.5 million for the FL.ICE project since acquisition.
During 2013, our management evaluated various development projects, product lines and functional areas in an effort to reprioritize and reallocate our resources within our distribution, research and development, and clinical programs to focus on development and commercial efforts that we believe better advance our key strategies. The key elements under this restructuring plan include the discontinuation of development programs for our FL.IVUS, FL.ICE and OCT intravascular coronary imaging development programs. Refer to "Item 8, Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 3 Financial Statements Details - Restructuring Activity" in this Annual Report on Form 10-K.
CO-REGISTRATION. In November 2012, in connection with our acquisition of Sync-Rx Ltd, or Sync-Rx, we acquired Sync-Rx's co-registration technology, which was still under development. This technology was recorded as an IPR&D asset and was valued at $1.3 million. At the acquisition date, the estimated costs to complete the project were approximately $4.4 million. At December 31, 2013, this project is substantially completed and we incurred a total of $3.2 million of expenses related to this project.
IVC FILTER & RETRIEVAL KIT. In December 2012, in connection with our acquisition of Crux Biomedical, Inc., or Crux, we acquired Crux's IVC filter and retrieval kit technologies, which were still under development at acquisition. These technologies were recorded as IPR&D assets and were valued at $28.4 million, of which $24.1 million was for the IVC filter technology and $4.3 million was for the IVC retrieval kit technology. At the acquisition date, the estimated costs to complete the development of the IVC filter were $4.7 million and the estimated costs to complete the development of the IVC retrieval kit were $1.7 million with estimated completion during 2014.
During the fourth quarter of 2013, we substantially completed the IVC filter development and launched the product to a limited market. The $24.1 million IPR&D associated with the IVC filter was transfered to developed technology and we began amortizing this developed technology in December 2013. We incurred a total of $2.2 million of expenses related to the IVC filter project since acquisition.
We are continuing the development of the IVC retrieval kit and the following table summarizes this IPR&D project (in millions) at December 31, 2013:

	As of Acquisition Date		Costs Incurred Since Acquisition	Estimated Cost to Complete, as of December 31, 2013	Total Estimated Costs to Complete since Acquisition Date
Project Name	Fair Value	Estimated Cost to Complete
IVC retrieval kit	$4.3	$1.7	$1.0	$0.7	$1.7
Interest Income. Interest income is comprised of interest income earned from our cash and cash equivalents and our short-term and long-term available-for-sale investments.
Interest Expense. Interest expense is comprised of interest expense related to our convertible senior notes, including coupon interest, accretion of debt discount, and amortization of issuance costs, and interest expense related to the long-term debt acquired with Sync-Rx, offset by interest capitalization related to the Costa Rica plant construction, before the plant was placed into service in the second quarter of 2012, and our global Enterprise Resource Planning, or ERP, system implementation, before the ERP system was placed into service in the fourth quarter of 2013.
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
For the years ended December 31, 2013, 2012 and 2011, the provision for income taxes is comprised of federal, foreign and various state and local income taxes. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions, which we expect to continue to fluctuate as we increase foreign manufacturing and distribution operations. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by jurisdiction during the periods in which those temporary differences become deductible. To the extent we establish or change the valuation allowance in a period, the tax effect will generally flow through the statement of operations. In the case of an acquired or merged entity, we will record a valuation allowance on a deferred asset through purchase accounting as an adjustment to goodwill at the acquisition date if it is more likely than not that all or a portion of the acquired deferred tax assets will not be recognized in the future. Any subsequent change to a valuation allowance established during purchase accounting within the measurement period of the acquisition (not to exceed twelve months) will also be recorded as an adjustment to goodwill, provided that such change relates to new information about the facts and circumstances that existed on the acquisition date.
During the fourth quarter of 2013, we concluded that it was more likely than not that we would not be able to realize a $3.8 million benefit related to our state and select foreign deferred tax assets. Further, in 2013, we completed our purchase accounting analysis and concluded that it was more likely than not that $1.4 million of foreign deferred tax assets related to the Sync-Rx, Ltd. acquisition and $1.1 million of state deferred tax assets related to the Crux Biomedical, Inc. acquisition are not realizable. This resulted in a net increase in valuation allowance against these deferred tax assets, which was recorded as a reduction to goodwill.
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
Results of Operations

The following table sets forth items derived from our consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 presented in both absolute dollars (in thousands) and as a percentage of revenues, with the dollar and percentage change year over year:

	Years Ended December 31,						Changes 2013 vs. 2012		Changes 2012 vs. 2011
	2013		2012		2011		$	%	$	%
Revenues	$393,678	100.0%	$381,866	100.0%	$343,546	100.0%	$11,812	3.1%	$38,320	11.2%
Cost of revenues, excluding amortization of intangibles	143,302	36.4	128,915	33.8	114,533	33.3	14,387	11.2	14,382	12.6
Gross profit	250,376	63.6	252,951	66.2	229,013	66.7	(2,575)	(1.0)	23,938	10.5
Operating expenses:
Selling, general and administrative	182,950	46.5	172,794	45.2	147,057	42.8	10,156	5.9	25,737	17.5
Research and development	69,159	17.6	55,469	14.5	53,098	15.5	13,690	24.7	2,371	4.5
Amortization of intangibles	3,832	1.0	3,240	0.8	3,447	1.0	592	18.3	(207)	(6.0)
Acquisition-related items	4,964	1.3	1,858	0.5	—	—	3,106	167.2	1,858	—
Restructuring charges	19,374	4.9	—	—	—	—	19,374	—	—	—
Total operating expenses	280,279	71.2	233,361	61.1	203,602	59.3	46,918	20.1	29,759	14.6
Operating (loss) income	(29,903)	(7.6)	19,590	5.1	25,411	7.4	(49,493)	(252.6)	(5,821)	(22.9)
Interest income	1,287	0.3	902	0.2	908	0.3	385	42.7	(6)	(0.7)
Interest expense	(26,908)	(6.8)	(7,975)	(2.1)	(7,107)	(2.1)	(18,933)	237.4	(868)	12.2
Exchange rate loss	(1,156)	(0.3)	(576)	(0.2)	(997)	(0.3)	(580)	100.7	421	(42.2)
Loss from debt extinguishment	—	—	(4,969)	(1.3)	—	—	4,969	(100.0)	(4,969)	—
Other, net	5,856	1.5	2,717	0.7	(112)	—	3,139	115.5	2,829	(2,525.9)
(Loss) income before income tax	(50,824)	(12.9)	9,689	2.5	18,103	5.3	(60,513)	(624.6)	(8,414)	(46.5)
Income tax (benefit) expense	(16,330)	(4.1)	1,667	0.4	(19,990)	(5.8)	(17,997)	(1,079.6)	21,657	(108.3)
Net (loss) income	$(34,494)	(8.8)%	$8,022	2.1%	$38,093	11.1%	$(42,516)	(530.0)%	$(30,071)	(78.9)%
The following table sets forth our revenues by segment and product (in thousands) and the changes in revenues between the specified periods:

	Years Ended December 31,			Changes 2013 vs. 2012		Changes 2012 vs. 2011
	2013	2012	2011	$	%	$	%
Medical segment:
Consoles	$43,602	$40,687	$40,954	$2,915	7.2%	$(267)	(0.7)%
Single-procedure disposables:
IVUS	194,225	205,843	200,970	(11,618)	(5.6)%	4,873	2.4%
FFR	112,643	94,885	67,082	17,758	18.7%	27,803	41.4%
Other	34,775	29,716	23,530	5,059	17.0%	6,186	26.3%
Sub-total medical segment	385,245	371,131	332,536	14,114	3.8%	38,595	11.6%
Industrial segment	8,433	10,735	11,010	(2,302)	(21.4)%	(275)	(2.5)%
	$393,678	$381,866	$343,546	$11,812	3.1%	$38,320	11.2%
The following table sets forth our revenues by geographic area (in thousands) and the changes in revenues in the specified periods:

	Years Ended December 31,			Changes 2013 vs. 2012		Changes 2012 vs. 2011
	2013	2012	2011	$	%	$	%
Revenues (1):
United States	$189,748	$177,992	$157,412	$11,756	6.6%	$20,580	13.1%
Japan	109,492	123,558	105,892	(14,066)	(11.4)%	17,666	16.7%
Europe, the Middle East and Africa	71,018	57,913	60,249	13,105	22.6%	(2,336)	(3.9)%
Rest of world	23,420	22,403	19,993	1,017	4.5%	2,410	12.1%
	$393,678	$381,866	$343,546	$11,812	3.1%	$38,320	11.2%

(1)
Revenues are attributed to geographies based on the location of the customer, except for shipments to original equipment manufacturers, which are attributed to the country of origin of the equipment distributed.

Comparison of Years Ended December 31, 2013 and 2012
Revenues. Overall, the increase in the medical segment revenue in the year ended December 31, 2013 compared with the year ended December 31, 2012 was driven by increased demand for our consoles and FFR disposable products, partially offset by the unfavorable impacts of foreign exchange rates, primarily the weakening yen. The increases in FFR disposable revenues were primarily due to the increased adoption of the technology based on clinical study data, offset by the unfavorable impact of approximately $3.8 million of foreign currency exchange related to the yen. The decrease in IVUS disposable revenues was due to the unfavorable impact of approximately $16.8 million of foreign currency exchange related to the yen and the unfavorable impact on pricing as a result of a reduction in the medical reimbursement rate in Japan, partially offset by increased demand and $2.3 million in revenue from the Pioneer Plus re-entry catheter product line acquired from Medtronic on August 30, 2013. The increase in other revenues is primarily due to higher sales of third-party products, higher service contract and rental revenues.
We recognized increases in revenues across all our key geographic markets except for Japan. The increase in Europe, the Middle East and Africa is due to the increased demand for our consoles and disposable products primarily as a result of our successful entrance into emerging markets in the Middle East and Eastern Europe. The decrease in Japan is primarily due to the unfavorable impact of approximately $22.5 million of foreign currency exchange related to the yen and the unfavorable impact on pricing as a result of a reduction in the medical reimbursement rate in Japan that became effective in the second quarter of 2012.
Our revenues have been impacted by the decline in the number of PCI procedures performed in the United States and in Japan. We believe the decline is in part due to concerns by clinicians and payers regarding the appropriateness of conducting PCI procedures, concerns regarding the efficacy of therapeutic treatment options, the long-term efficacy of drug-eluting stents, economic constraints, and reduced rates of restenosis. If the number of PCI procedures continues to decline, it may adversely impact our operating results and our business prospects.
Cost of Revenues. The increase in the cost of revenues in the year ended December 31, 2013 compared with the year ended December 31, 2012 was primarily due to higher sales volume. Gross margin was 63.6% of revenues in the year ended December 31, 2013, decreasing from 66.2% of revenues in the year ended December 31, 2012. This unfavorable change in gross margin was primarily the result of the unfavorable impacts of foreign exchange rates related to the yen, product mix, duplicate overhead costs as we transition certain manufacturing operations to Costa Rica, and unfavorable impact on pricing as a result of a reduction in the medical reimbursement rate in Japan that became effective in the second quarter of 2012.
Selling, General and Administrative. The increase in selling, general and administrative expenses in the year ended December 31, 2013 compared with the year ended December 31, 2012 was primarily due to the higher variable costs for U.S. sales driven by higher sales volumes, expansion of our Japanese and European sales and marketing organizations, including continued growth in our Japanese and European operations to support our direct sales efforts there, expansion of our peripheral marketing programs, increased information technology and infrastructure expenses to support company growth and increased expense related to corporate compliance programs. The increase was partially offset by not incurring Costa Rica start up expense in 2013, while we did incur such expense during the pre-production phase of our Costa Rica operation in the first quarter of 2012. In addition, medical device excise taxes for the year ended December 31, 2013 totaled $2.8 million, or 0.71% of revenue. This U.S. tax on the sale of medical devices was effective January 1, 2013, thus there was no corresponding amount for the year ended December 31, 2012.
Research and Development. The increase in research and development expenses in the year ended December 31, 2013 compared with the year ended December 31, 2012 was primarily due to increased spending on various product development and clinical trial programs and activities supporting other acquired technologies.
Amortization of Intangibles. The increase in amortization expense in the year ended December 31, 2013 compared with the year ended December 31, 2012 was primarily due to the addition of intangible assets acquired with Sync-Rx, Crux and Pioneer in November 2012, December 2012 and August 2013, respectively. We also reclassified the IPR&D asset related to the IVC filters from the Crux acquisition to developed technology and commenced amortization of such asset in December 2013 when the product line was launched.
Acquisition-Related Items. The acquisition-related items during the year ended December 31, 2013 primarily consist of $860,000 of transaction costs related to the Sync-Rx, Crux and Pioneer acquisitions and a $3.6 million change in fair value of the contingent consideration related to the Crux acquisition primarily as a result of the passage of time during 2013.
The acquisition-related items during the year ended December 31, 2012 consist of $1.6 million of transaction costs related to the Sync-Rx and Crux acquisitions and a $231,000 change in fair value of the contingent consideration related to the Crux acquisition as a result of the passage of time from acquisition date to December 31, 2012.

Restructuring Charges. Restructuring charges during the year ended December 31, 2013 consisted of $3.2 million of employee termination costs, $11.4 million for tangible and intangible asset impairments relating to the discontinuation of in-process research and development projects and termination of a product line, and $4.8 million of other restructuring charges, including our estimate of the probable contract termination costs related to our purchase and lease commitments and other costs directly related to the restructuring activities.
Interest Income. The increase in interest income for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was primarily due to the increase in our available-for-sale investment balance resulting from the proceeds of our convertible debt offering that occurred in December 2012 and is discussed in Note 3 of our consolidated financial statements under "Financial Statement Details - Debt".
Interest Expense. Interest expense during the year ended December 31, 2013 was primarily related to interest and accretion of debt discount incurred on the convertible debt issued in December 2012 ($460 million aggregate principal amount during the year ended December 31, 2013) and the convertible debt issued in September 2010 ($25 million aggregate principal amount during the year ended December 31, 2013). Interest expense during the year ended December 31, 2012 was primarily related to interest and accretion of debt discount incurred on the convertible debt issued in September 2010 ($115 million aggregate principal amount until December 9, 2012, and thereafter $25 million aggregate principal amount through December 31, 2012).
Exchange Rate Gain (Loss). During the years ended December 31, 2013 and 2012, the impact of fluctuations in exchange rates was somewhat mitigated by our hedging practices. Through our hedging program, we reduce the volatility of our exchange rate gains and losses resulting from the remeasurement of our non-functional currency transactions at current exchange rates.
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
Other. During the year ended December 31, 2013, we recognized $5.8 million of gains in connection with the sales of long-term investments, which had been accounted for using the cost method.
Provision for Income Taxes. During the year ended December 31, 2013, we recognized income tax benefit of $16.3 million compared to an income tax expense of $1.7 million during the year ended December 31, 2012.
During the fourth quarter of 2013, we concluded that it was more likely than not that we would not be able to realize a $3.8 million benefit related to our state and select foreign deferred tax assets. Further, in 2013, we completed our purchase accounting analysis and concluded that it was more likely than not that $1.4 million of foreign deferred tax assets related to the Sync-Rx, Ltd. acquisition and $1.1 million of state deferred tax assets related to the Crux Biomedical, Inc. acquisition are not realizable. This resulted in an increase in valuation allowance against these deferred tax assets, which was recorded as a reduction to goodwill.
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
Stock option excess tax benefits of $0 and $35,000 were credited to additional paid-in-capital during the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2012, we repurchased $90.0 million of our 2.875% convertible note due 2015 and recognized a loss for tax purposes, which is the difference between the carrying value of the liability for tax purposes compared to the repurchase price. In addition, the deferred tax asset related to the repurchased call option and deferred tax liability related to the warrant sold were recognized. The recognition of the loss for tax purposes (to the extent it related to equity transactions) and the related deferred tax asset and liability totaling $2.5 million was credited to additional paid in capital during the year ended December 31, 2012.
Comparison of Years Ended December 31, 2012 and 2011
Revenues. Overall, the increase in the medical segment revenue in the year ended December 31, 2012 compared with the year ended December 31, 2011 was driven by increased demand for our disposable products, as well as higher revenues resulting from our continued growth in our direct sales efforts in Japan and favorable impacts of foreign exchange rates related to the yen, partially offset by the decline in the medical reimbursement rate in Japan, unfavorable impacts of foreign exchange rates to the euro and decreases in our revenues in southern Europe, in particular Spain where we were in the process of transitioning from a distributor to a direct sale model. Additionally, the increases in FFR disposable revenues were primarily due to the increased adoption of the technology based on clinical study data. The increase in other revenues is primarily due to higher sales of third-party products and higher service contract and rental revenues. We recognized increases in revenues across all our key geographic markets except for Europe. The Japanese market’s growth was due to the continued success of our direct sales efforts and the favorable impact of foreign currency exchange related to the yen. The decrease in European markets related to the unfavorable impacts of foreign currency exchange rates related to the euro and to the slowing economy in Europe, primarily in Spain.

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
Acquisition-Related Items. The acquisition-related items during the year ended December 31, 2012 consist of $1.6 million of transaction costs related to the Sync-Rx and Crux acquisitions and a $231,000 change in fair value of the contingent consideration related to the Crux acquisition as a result of the passage of time from acquisition date to December 31, 2012.
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
Other. During the year ended December 31, 2012, we recognized $2.8 million of gains in connection with the liquidation of a long term investment, which had been accounted for using the cost method.
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

•	cash generated from operations, primarily from product sales; and

•	interest income.
Our historical cash outflows have primarily been associated with:

•	cash used for operating activities such as the purchase and growth of inventory, expansion of our sales and marketing and research and development infrastructure and other working capital needs;

•	expenditures related to increasing our manufacturing capacity and improving our manufacturing efficiency;

•	capital expenditures related to the acquisition of equipment that we own and place at our customer premises and other fixed assets;

•	cash used to repay our debt obligations and related interest expense;

•	cash used for acquisitions; and

•	cash used to repurchase outstanding common stock.
Fluctuations in our working capital due to timing differences of our cash receipts and cash disbursements also impact our cash inflows and outflows.
On September 20, 2010, we issued $115 million principal amount of 2.875% Notes due 2015, or the 2015 Notes, in an offering registered under the Securities Act of 1933, as amended. To hedge against potential dilution upon conversion of the 2015 Notes, we purchased call options on our common stock. In addition, to reduce the cost of the hedge, under separate transactions we sold warrants. We received proceeds of $100.5 million from issuance of the 2015 Notes, net of issuance costs ($4.4 million) and net payments related to our hedge transactions ($10.0 million).
On December 5, 2012, we issued $460.0 million principal amount of 1.75% Notes due 2017, or the 2017 Notes, in an offering registered under the Securities Act of 1933, as amended. To hedge against potential dilution upon conversion of the 2017 Notes, we purchased call options on our common stock. In addition, to reduce the cost of the hedge, under separate transactions we sold warrants. We received proceeds of $409.3 million from the issuance of the 2017 Notes, net of debt issuance costs ($14.6 million) and net payments related to our hedge transactions ($36.1 million).
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
On December 2, 2013, our board of directors authorized a $200 million share repurchase program. Pursuant to this approval, we entered into a $100 million accelerated share repurchase, or ASR, program with a counterparty, and received 3,557,137 shares of our common stock. The final number of shares to be repurchased by us under this ASR will be determined at the completion of the ASR program and will be based generally on the daily volume-weighted average share price of our common stock during a period of up to approximately four months, less an agreed-to discount.

At December 31, 2013, our cash and cash equivalents and available-for-sale investments totaled $373.9 million. We invest our excess funds in U.S. government securities, corporate fixed income securities, commercial paper, certificates of deposit and money market funds.
At December 31, 2013, our accumulated deficit was $116.4 million. Since inception, we have generated significant operating losses. During the years ended December 31, 2012 and 2011, we achieved full years of profitability. During the years ended December 31, 2013, 2012 and 2011, our business generated $13.5 million, $49.8 million and $43.6 million in cash flows from operating activities, respectively.
Cash Flows (in thousands)

	Years Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$13,514	$49,818	$43,596
Net cash (used in) provided by investing activities	(145,691)	(147,216)	6,729
Net cash (used in) provided by financing activities	(90,126)	321,756	13,140
Effect of exchange rate changes on cash and cash equivalents	(1,173)	(739)	122
Net change in cash and cash equivalents	$(223,476)	$223,619	$63,587
Cash Flows from Operating Activities. Cash provided by operating activities of $13.5 million for 2013 reflected our net loss of $34.5 million, adjusted for non-cash expenses, consisting primarily of $29.7 million of depreciation and amortization, including amortization or accretion of investment premium or discount, $16.1 million of stock-based compensation expense, $19.0 million of accretion of debt discount on convertible notes and other long-term debt, $11.4 million of asset impairment charges related to restructuring activities, and $3.6 million of accretion of contingent consideration, offset by a $5.8 million gain on sale of other long-term investments. Additional sources of cash include increases in accrued compensation ($2.7 million), accrued expenses and other liabilities ($4.0 million) and deferred revenue ($1.3 million). Uses of cash include an increase in accounts receivable of $10.4 million due to increased sales, an increase in inventories of $14.4 million related to increased forecast sales demand, and an increase in prepaid expenses and other assets of $3.9 million.
Cash provided by operating activities of $49.8 million for 2012 reflected our net income of $8.0 million, adjusted for non-cash expenses, consisting primarily of $26.8 million of depreciation and amortization, including amortization or accretion of investment premium or discount, $15.1 million of stock-based compensation expense, $5.7 million of accretion of debt discount on convertible notes and $5.0 million for the loss incurred on the extinguishment of debt. Additional sources of cash include increases in accrued compensation ($3.4 million), accrued expenses and other liabilities ($6.8 million) and deferred revenue ($4.2 million). Uses of cash include an increase in accounts receivable of $10.0 million due to increased sales and an increase in inventories of $13.3 million related to increased forecast sales demand.
Cash provided by operating activities of $43.6 million for 2011 reflected our net income of $38.1 million, adjusted for non-cash expenses, consisting primarily of $27.0 million of depreciation and amortization, including amortization or accretion of investment premium or discount, $13.0 million of stock-based compensation expense and $4.7 million of accretion of debt discount on our convertible notes, offset by $22.8 million deferred tax benefit. Additional sources of cash include increases in accrued compensation ($2.0 million) and deferred revenue ($1.9 million). Uses of cash included an increase in accounts receivable of $9.3 million due to increased sales, a decrease in accounts payable of $2.4 million and a decrease in accrued expenses and other liabilities of $6.5 million.
Cash Flows from Investing Activities. In 2013, $375.0 million was used to purchase short-term and long-term available-for-sale securities and $31.9 million was used for capital expenditures, including purchases of medical diagnostic equipment, manufacturing equipment and our ERP system. Additionally, we used $15.0 million for the acquisitions of Pioneer, $3.5 million for the acquisition of other intangible assets, including purchased technology and costs of patents, and $17.9 million for the acquisition of other long-term investments. These purchases were partially offset by $290.3 million from the sale or maturity of available-for-sale investments and $7.3 million of proceeds we received from sales of other long-term investments.
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
In 2011, $310.6 million was used to purchase short-term and long-term available-for-sale securities and $43.2 million was used for the purchases of long-term assets, including facility construction in Costa Rica, and capital expenditures for medical diagnostic equipment, manufacturing equipment and our ERP systems. Additionally, we used $3.5 million for the acquisition of other intangible assets and other investments, including purchased technology and costs of patents. These purchases were partially offset by $365.6 million from the sale or maturity of investments.
Cash Flows from Financing Activities. Cash provided by financing activities in 2013 consisted primarily of $6.4 million from exercises of common stock options and $3.6 million from the sale of common stock under our employee stock purchase plan. Cash used by financing activities consisted of the payment of $100.0 million for the accelerated share repurchase program we entered into in December 2013 in connection with our share repurchase program.
Cash provided by financing activities in 2012 consisted primarily of net proceeds of $409.3 million from the issuance of the 2017 Notes and related hedge transactions, $9.9 million from exercises of common stock options and $3.9 million from the sale of common stock under our employee stock purchase plan, partially offset by the net payment of $101.3 million from the repurchase of a portion of the 2015 Notes and retirement of the related proportionate hedge transaction.
Cash provided by financing activities in 2011 consisted primarily of $9.4 million from exercises of common stock options, and $3.6 million from the sale of common stock under our employee stock purchase plan.
Future Liquidity Needs
At December 31, 2013, our primary short-term needs for capital, which are subject to change, include expenditures related to:

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
At December 31, 2013, we believe our current cash and cash equivalents and our available-for-sale investments will be sufficient to fund working capital requirements, debt service requirements, capital expenditures and operations for at least the next 12 months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.
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
At December 31, 2013, we have gross federal and state net operating loss carry forwards of approximately $133.6 million and $80.4 million, respectively, available to reduce future taxable income if we remain profitable. Pursuant to Internal Revenue Code Section 382, use of net operating loss carry forwards related to acquisitions of an additional approximately $20.1 million may be limited. We may have incurred one or more ownership changes under Internal Revenue Code Section 382 in 2013 and as such our net operating losses may be limited in future years. We are in the process of completing a formal Internal Revenue Code 382 study to determine the annual limitation on the use of the net operating losses. We do not expect substantial limitations. We expect to utilize our available net operating loss carry forwards to reduce future tax obligations in the event we are successful in maintaining continued profitability. However, future limitations on our ability to use net operating loss carry forwards and other minimum state taxes may increase our overall tax obligations.
Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification to business partners and customers for losses suffered or incurred for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The term of these indemnification arrangements is generally perpetual. The maximum potential amount of future payments we could be required to make under these agreements is unlimited. At December 31, 2013, we have not incurred any costs to defend lawsuits or settle claims related to these indemnification arrangements.
Contractual Obligations
The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2013 for each of the periods indicated (in thousands):

Contractual Obligations	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital lease obligations (including interest)	$30	$18	$12	$—	$—
Operating lease obligations (1)	55,452	8,800	11,574	10,629	24,449
Non-cancelable purchase obligations (2)	70,077	65,752	4,325	—	—
Convertible senior notes	485,000	—	25,000	460,000	—
Interest on convertible senior notes	32,727	8,769	16,579	7,379	—
Clinical programs (3)	—	—	—	—	—
Total (4)	$643,286	$83,339	$57,490	$478,008	$24,449

(1)
We lease office space and have entered into other lease commitments in the U.S. as well as locations in Japan, Europe, Asia and the Middle East. Operating lease obligations include future minimum lease payments under all our non-cancelable operating leases at December 31, 2013.

(2)	Consists of non-cancelable commitments for the purchase of production materials, other inventory items and services.

(3)
We have commitments to provide funding of $4.6 million to a clinical study conducted by a third-party and at December 31, 2013, we have a remaining obligation of up to $2.1 million. We will be billed as services are performed under the agreement. In addition, we have entered into agreements with other third parties to sponsor clinical studies. Generally, we contract with one or more clinical research sites for a single study and no one agreement is material to our consolidated results of operations or financial condition. We are usually billed as services are performed based on enrollment and are required to make payments over periods ranging from less than one year up to three years. Our actual payments under these agreements will vary based on enrollment.

(4)
The total above does not include the following contingent liabilities: a) potential payment of up to $1.9 million plus interest payable to an agency of the Israeli government; and b) potential milestone payments of an estimated $51.6 million due to the former shareholders of Crux (see Note 2 "Acquisitions" to our consolidated financial statements).

Critical Accounting Policies:
Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.
Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the possible future resolution of the uncertainties increase, those judgments become even more subjective and complex. In order to provide an understanding about how our management forms its judgments about future events, including the variables and assumptions underlying the estimates, and the sensitivity of those judgments to different circumstances, we have identified our critical accounting policies below.

Revenue Recognition

We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue from the sale of our products is generally recognized when title and risk of loss transfers to the customer, the terms of which are generally free on board, or FOB, shipping point. We use contracts and customer purchase orders to determine the existence of an arrangement. We use shipping documents and third-party proof of delivery to verify that title has transferred. We assess whether the fee is fixed or determinable based upon the terms of the agreement associated with the transaction. To determine whether collection is probable, we assess a number of factors, including past transaction history with the customer and the creditworthiness of the customer.
We recognize revenue from consignment arrangements based on product usage, which indicates that the sale is complete. Installation and training are generally not required elements of our sales transactions as most of our products do not require these services. In instances where installation and training are required elements of the sales transaction, revenue is recognized upon completion.
For an arrangement containing multiple deliverables that are considered separate units of accounting, these deliverables can consist of consoles, options for the console, single-procedure disposable products, among other items and are considered separate units of accounting. We allocate arrangement consideration based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or our estimate of selling price when fair value is not available. Typically, we recognize revenue for each unit of accounting upon delivery of the item and complete all obligations under an arrangement with multiple deliverables within one year.
We evaluate lease agreements entered into with customers to determine whether they are sales-type leases or operating leases. Agreements classified as operating leases result in rental revenue reported on a straight-line basis as income over the lease term as it becomes receivable according to the provisions of the lease. For leases qualifying as sales-type leases, we recognize the present value of the lease payments as revenue at the time the lease is recorded and the associated unearned interest is amortized over the term of the lease. Our sales-type lease and operating lease revenue and receivables relating to sales-type leases are not significant for the years ended 2013, 2012 and 2011.
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
Fair Value
We record our short-term and long-term available-for-sale investments at fair value. At December 31, 2013, our cash and investments totaled $373.9 million. FASB ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820, establishes three levels of inputs that may be used to measure fair value (see Note 3 “Financial Statement Details” to our consolidated financial statements included in this Annual Report). Each level of input represents varying degrees of subjectivity and difficulty involved in determining fair value. Valuations using Level 1 and 2 inputs are generally based on price quotations and other observable inputs in active markets and do not require significant management judgment or estimation. We utilize a third-party pricing service to assist us in obtaining fair value pricing for these investments. While pricing for these securities is based on proprietary models, the inputs used are based on observable market information, therefore we have classified our inputs as Level 1 and Level 2.
We record our foreign exchange forward contracts at fair value. At December 31, 2013, the fair value of our foreign exchange forward contracts of $2.9 million was included in prepaid and other current assets, $81,000 was included in other non-current assets and $1.4 million was included in other current liabilities in our consolidated balance sheet. We utilize third-party financial institutions to assist us in obtaining fair value pricing for our foreign currency forward contracts and classified these fair value inputs as Level 2.
We also record contingent consideration, which consist of obligations to pay former shareholders of an acquired entity if specified events occur or conditions are met such as the achievement of certain technological milestones or the achievement of targeted revenue milestones, at fair value. At December 31, 2013, the fair value of our contingent consideration arrangements was $33.6 million (net of the $1.2 million contingent receivable). We determined the fair values of the contingent consideration, which includes payment upon FDA clearance and milestone payments based on commercial sales of Crux products, using various estimates, including revenue projections, discount rates and amount of time until the conditions of the milestone payments are met. This fair value measurement is based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy. For the fair value relative to the milestone payments based on the commercial sales of Crux products, the key assumptions in applying the income approach include a 14% discount rate and probability-weighted expected milestone payment ranges from $32.8 million to $70.1 million based on projected commercial sales of Crux products ranging from $124.9 million to $279.8 million from December 2013 to 2019.
In addition, we recorded a contingent liability related to a government grant received to develop an underlying technology. The timing of repayment of the grant is contingent upon the generation of revenues derived from the technology for which grant proceeds were received. The grant was recorded as other long term debt at its present value, $1.3 million at December 31, 2013, using various estimates, including revenue projections, discount rate and estimated years of repayment. This fair value measurement is based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy. At December 31, 2013, for the fair value relative to this liability, the key assumptions in applying the income approach included an 8% discount rate and estimated commercial sales derived from the underlying technology ranging from $256.1 million to $298.3 million over the expected period of repayment of 10 to 16 years.

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
Our long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment is calculated as the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted future cash flow analysis. We recorded $2.0 million in long-lived assets impairment charges as part of our restructuring charges during 2013. See Note 3 “Financial Statement Details—Restructuring Activity" for additional information. No significant impairment of long-lived assets was identified or recorded during the years ended December 31, 2012 and 2011.
Goodwill
We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired in a business combination to goodwill. The impairment evaluation for goodwill is conducted annually as of October 1, or more frequently if events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. We test for goodwill impairment at the reporting unit level, which is the same as our operating segment level. Our goodwill at December 31, 2013 and 2012 is allocated entirely to our medical segment.
We first assess qualitative factors to determine whether it is necessary to perform the two-step impairment test. If we believe, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of our reporting unit is less than its carrying amount, the quantitative two-step impairment test is required; otherwise, no further testing is required. In the first step, we compare the fair value of our reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of our reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of our reporting unit's goodwill. If the carrying value of our reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. There was no impairment of goodwill during the years ended December 31, 2013, 2012 and 2011.
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
Intangible assets with definite lives are tested for impairment annually or whenever events or circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Impairment is calculated as the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted future cash flow analysis. We recorded $6.3 million in intangible asset impairment charges, including $4.1 million IPR&D impairment, as part of the restructuring charges during 2013. See Note 3 “Financial Statement Details—Restructuring Activity” for additional information. No impairment of intangible assets was identified or recorded during the years ended December 31, 2012 and 2011.
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
We have used the Black-Scholes model to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility, risk-free interest rate, and expected option life. If we had made different assumptions, the amount of our deferred stock-based compensation, stock-based compensation expense, gross margin, net income (loss) and net income (loss) per share amounts could have been significantly different. We believe that we have used reasonable methodologies, approaches and assumptions to determine the fair value of our common stock and that deferred stock-based compensation and related amortization were recorded properly for accounting purposes. If any of the assumptions used change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. For example, we granted stock options for 1,009,162 shares of our common stock during the year ended December 31, 2013. Using our assumptions, we calculated approximately $7.5 million of stock compensation expense related to these option grants that will generally be amortized over four years. Given a ten percent change in our volatility assumption, the value of these awards would have differed by approximately $1.7 million. Given a one-hundred basis point change in our risk-free interest rate assumption, the value of these awards would have differed by approximately $350,000. Given a one year change in our expected option life assumption, the value of these awards would have differed by approximately $950,000. In addition, given a one-hundred basis point change in our weighted-average forfeiture rate assumption, our stock-compensation expense recorded in the year ended December 31, 2013 would have differed by approximately $11,000.
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
The realization of our deferred tax assets, which have a net carrying value of $44.7 million at December 31, 2013, is dependent upon our ability to generate sufficient future taxable income. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods and jurisdictions in which those temporary differences become deductible.
In 2013, the Company incurred a net loss, and is not projecting a return to profitability in 2014. As of December 31, 2013, management has evaluated the recoverability of its Federal deferred tax assets, including factors such as a consideration of forecasted operating results, in-process changes in its manufacturing processes, potential tax planning strategies, as well as the period of time that will transpire before the underlying deferred tax assets will expire. Based on this evaluation, management has concluded that it is more likely than not that the underlying deferred tax assets will be utilized prior to their expiration, and therefore continues to believe that the Federal deferred tax assets will be recovered.
During the fourth quarter of 2013, we concluded that it was more likely than not that we would not be able to realize a $3.8 million benefit related to our state and select foreign deferred tax assets. Further, in 2013, we completed our purchase accounting analysis and concluded that it was more likely than not that $1.4 million of foreign deferred tax assets related to the Sync-Rx, Ltd. acquisition and $1.1 million of state deferred tax assets related to the Crux Biomedical, Inc. acquisition are not realizable. This resulted in an increase in valuation allowance against these deferred tax assets, which was recorded as a reduction to goodwill.
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
Recent Accounting Pronouncements
In December 2011, the FASB amended the accounting standards to increase the prominence of other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in shareholders’ equity and requiring the components of OCI to be presented either in a single continuous statement of comprehensive income or in two consecutive statements. We adopted the amended accounting standards in 2013 by electing to present consolidated statements of comprehensive income separate from the consolidated statements of income.
In February 2013, the FASB further amended the above accounting standards to improve the presentation of amounts reclassified out of accumulated other comprehensive income in its entirety and by component by presenting the reclassification adjustments on either the face of the statement where net income is presented or in a separate disclosure in the notes to the financial statements. Amounts that are not required to be reclassified in their entirety to net income are required to be cross referenced to related footnote disclosures that provide additional detail. The amended accounting standards only impact the financial statement presentation of OCI and do not change the components that are recognized in net income or OCI. The adoption had no impact on the our financial position or results of operations.
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
Interest Rate Risk
Our exposure to interest rate risk at December 31, 2013 is related to the investment of our excess cash into highly liquid financial investments as well as our convertible debt which has a fixed rate. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates.
At December 31, 2013, we held $373.9 million in cash and cash equivalents and available-for-sale investments of which $339.0 million consisted of highly liquid financial investments with original final maturities of one year or less and the remaining amount was long-term available-for-sale investments with original final maturities over one year. If interest rates were to increase instantaneously and uniformly by 10 basis points, compared to interest rates as of December 31, 2013, the fair market value of our investment portfolio would decrease by approximately $141,000.
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
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar. We are exposed to foreign currency risks through our global operations, primarily in Japan and Europe, and when we enter into transactions in non-functional currencies. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Japanese yen and the euro, could adversely affect our financial results. During the year ended December 31, 2013, 26.8% and 17.8% of our revenues were denominated in yen and euro, respectively, and 10.5% and 9.3% of our operating expenses were denominated in yen and euro, respectively. If our yen or euro denominated sales exceed our yen or euro denominated costs, and the U.S. dollar strengthens relative to the yen or euro, there is an adverse effect on our results of operations. Conversely, if the U.S. dollar weakens relative to the yen or euro, there is a positive effect on our results of operations. For example, the average exchange rate of one U.S. dollar to yen increased 21.5% from 79.3 in 2012 to 96.4 in 2013, which resulted in a net negative impact to our operational results for 2013 in the amount of approximately $14.1 million. The average exchange rate of one euro to U.S. dollar increased 2.8% from 1.29 in 2012 to 1.33 in 2013, which resulted in a net positive impact to our operational results for 2013 in the amount of approximately $1.2 million.
We enter into derivative financial instruments, principally forward contracts, to manage a portion of the foreign currency risk related to transactions in non-functional currencies. We record derivative financial instruments as either assets or liabilities in our consolidated balance sheets and measure them at fair value. Certain of the derivative instruments we use to mitigate this exposure are not designated for hedge accounting treatment, and as a result, changes in their fair values are recorded in exchange rate gain (loss) in the consolidated statement of operations. These contracts contain net settlement features. If we experience unfavorable changes in foreign exchange rates, we may be required to use significant amounts of cash to settle the transactions which may adversely affect the operating results that we report with respect to the corresponding period.
Commencing April 2013, we broadened our currency hedging program to hedge certain forecasted intercompany inventory transactions that are denominated in yen and euro. These forward contracts are designated as cash flow hedges and at December 31, 2013 have maturity dates of up to 13 months. Changes in the fair value of cash flow hedges, excluding time value of the hedges which is recorded as interest expense, are reported as a component of accumulated other comprehensive income (loss), or AOCI, within stockholders' equity. Once the underlying hedged transaction occurs, we de-designate the derivative, cease to apply hedge accounting treatment to the transaction, reclassify the gain or loss recorded to date from AOCI into cost of goods sold, and record any further gains or losses to exchange rate gain (loss). We evaluate effectiveness at the inception of the hedge and on an ongoing basis. To the extent we experience ineffectiveness in our hedges, the gains or losses accumulated in other comprehensive income associated with the ineffective portion of the hedge are reclassified immediately into exchange rate gain (loss). We adjust the level and use of derivatives as soon as practicable after learning that an exposure has changed. We review all exposures on derivative positions on a regular basis.
We are exposed to credit losses in the event of nonperformance by the banks with which we transact foreign currency contracts. We currently hold foreign exchange forward contracts with two counterparties. Our overall risk of loss in the event of a counterparty default is limited to the amount of any unrealized gains on outstanding contracts (i.e., those contracts that have a positive fair value) at the date of default. We manage this credit risk by executing foreign currency contracts with counterparties that meet our minimum requirements, and monitoring the credit ratings of our counterparties on a periodic basis. As of December 31, 2013, we had a total credit exposure of $1.6 million from nonperformance of foreign exchange hedging counterparties.
Market Price Sensitive Instruments
In order to reduce the potential equity dilution that would result upon conversion of our convertible senior notes, we entered into convertible note hedge transactions, or the Hedge, entitling us to purchase up to 14 million shares of our common stock at an initial strike price of $32.83 per share and 850,000 shares of common stock at an initial strike price of $29.64 per share, subject to adjustments. Upon conversion of the convertible senior notes, the Hedge is expected to reduce the equity dilution if the daily volume-weighted average price per share of our common stock exceeds the strike price of the Hedge. We also entered into warrant transactions with the counterparties of the Hedge entitling them to acquire up to 14 million shares of our common stock at an initial strike price of $37.59 and 850,000 shares of our common stock at an initial strike price of $34.88 per share, subject to adjustments. The warrant transactions could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given measurement period (the quarter or year to date period) at maturity of the warrants exceeds the strike price of the warrants. In addition, non-performance by the counterparties under the Hedge would potentially expose us to dilution of our common stock to the extent our stock price exceeds the conversion price. See Note 3 “Financial Statement Details—Debt” for additional information.

Item 8.	Financial Statements and Supplementary Data
VOLCANO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Volcano Corporation:
We have audited the accompanying consolidated balance sheets of Volcano Corporation and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Volcano Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Volcano Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
San Diego, California
February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Volcano Corporation:
We have audited Volcano Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Volcano Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Volcano Corporation's internal control over financial reporting based on our audit.
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
In our opinion, Volcano Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Volcano Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 28, 2014, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
San Diego, California
February 28, 2014

VOLCANO CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$107,159	$330,635
Short-term available-for-sale investments	231,864	140,960
Accounts receivable, net	81,962	76,348
Inventories	60,970	52,811
Prepaid expenses and other current assets	27,299	21,773
Total current assets	509,254	622,527
Long-term available-for-sale investments	34,887	44,385
Property and equipment, net of accumulated depreciation of $96,651 and $80,652, respectively	118,094	104,385
Intangible assets, net	58,108	50,657
Goodwill	55,087	51,577
Other non-current assets	56,489	28,813
Total assets	$831,919	$902,344
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,137	$16,284
Accrued compensation	26,918	23,227
Accrued expenses and other current liabilities	28,453	23,529
Deferred revenues	10,652	9,789
Contingent consideration	3,750	2,908
Total current liabilities	88,910	75,737
Convertible senior notes	401,012	382,300
Other long-term debt	1,268	1,119
Deferred revenues	5,079	4,661
Contingent consideration, non-current portion	29,888	27,323
Other non-current liabilities	5,960	2,859
Total liabilities	532,117	493,999
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, par value of $0.001; 10,000 shares authorized; no shares issued and outstanding at December 31, 2013 and December 31, 2012	—	—
Common stock, par value of $0.001; 250,000 shares authorized at December 31, 2013 and December 31, 2012; 51,530 and 53,944 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	52	54
Additional paid-in capital	420,234	494,276
Accumulated other comprehensive loss	(4,088)	(4,083)
Accumulated deficit	(116,396)	(81,902)
Total stockholders’ equity	299,802	408,345
Total liabilities and stockholders’ equity	$831,919	$902,344
See notes to consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Revenues	$393,678	$381,866	$343,546
Cost of revenues, excluding amortization of intangibles	143,302	128,915	114,533
Gross profit	250,376	252,951	229,013
Operating expenses:
Selling, general and administrative	182,950	172,794	147,057
Research and development	69,159	55,469	53,098
Amortization of intangibles	3,832	3,240	3,447
Acquisition-related items	4,964	1,858	—
Restructuring charges	19,374	—	—
Total operating expenses	280,279	233,361	203,602
Operating (loss) income	(29,903)	19,590	25,411
Interest income	1,287	902	908
Interest expense	(26,908)	(7,975)	(7,107)
Exchange rate loss	(1,156)	(576)	(997)
Loss from debt extinguishment	—	(4,969)	—
Other, net	5,856	2,717	(112)
(Loss) income before income tax	(50,824)	9,689	18,103
Income tax (benefit) expense	(16,330)	1,667	(19,990)
Net (loss) income	$(34,494)	$8,022	$38,093
Net (loss) income per share:
Basic	$(0.63)	$0.15	$0.73
Diluted	$(0.63)	$0.15	$0.70
Shares used in calculating net (loss) income per share:
Basic	54,341	53,475	52,300
Diluted	54,341	55,195	54,596
See notes to consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Net (loss) income	$(34,494)	$8,022	$38,093
Other comprehensive income (loss)
Foreign currency translation adjustments	(522)	(2,732)	(819)
Changes in unrealized gain on available-for-sale investments, net of tax	16	31	30
Changes in unrealized gains on foreign currency forward exchange contracts, net of tax	501	—	—
Other comprehensive loss	(5)	(2,701)	(789)
Comprehensive (loss) income	$(34,499)	$5,321	$37,304

See notes to consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2010	51,366	$51	$402,895	$(593)	$(128,017)	$274,336
Issuance of common stock under equity compensation plans	1,285	2	13,024			13,026
Employee stock-based compensation cost			12,855			12,855
Non-employee stock-based compensation cost			115			115
Reversal of valuation allowance related to Convertible Senior Notes and tax benefit related to stock-based compensation			1,601			1,601
Net income					38,093	38,093
Other comprehensive loss				(789)		(789)
Balance at December 31, 2011	52,651	$53	$430,490	$(1,382)	$(89,924)	$339,237
Issuance of common stock under equity compensation plans	1,293	1	13,812			13,813
Employee stock-based compensation cost			15,135			15,135
Equity component of convertible senior notes due 2017			89,415			89,415
Portion of convertible bond issuance costs attributed to equity component			(2,840)			(2,840)
Net deferred tax recognized in connection with issuance of convertible senior notes due 2017 and retirement of convertible senior notes due 2015			2,599			2,599
Call options purchased in connection with convertible senior notes due 2017			(89,798)			(89,798)
Issuance of warrants in connection with convertible senior notes due 2017			53,686			53,686
Portion of retirement of convertible senior notes due 2015 attributed to equity			(21,811)			(21,811)
Retirement of call options in connection with retirement of a portion of senior convertible notes due 2015			15,156			15,156
Retirement of warrants in connection with the retirement of a portion of senior convertible notes due 2015			(11,603)			(11,603)
Tax benefit related to stock-based compensation			35			35
Net income					8,022	8,022
Other comprehensive loss				(2,701)		(2,701)
Balance at December 31, 2012	53,944	$54	$494,276	$(4,083)	$(81,902)	$408,345
Issuance of common stock under equity compensation plans	1,143	1	9,958			9,959
Employee stock-based compensation cost			16,045			16,045
Common stock repurchase/retirement	(3,557)	(3)	(100,045)			(100,048)
Net loss					(34,494)	(34,494)
Other comprehensive loss				(5)		(5)
Balance at December 31, 2013	51,530	$52	$420,234	$(4,088)	$(116,396)	$299,802

See notes to consolidated financial statements.

VOLCANO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Operating activities
Net (loss) income	$(34,494)	$8,022	$38,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,363	23,503	23,214
Amortization (accretion) of investment premium (discount), net	3,294	3,256	3,805
Accretion of debt discount on convertible senior notes and other long-term debt	19,026	5,743	4,668
Loss on debt extinguishment	—	4,969	—
Accretion of contingent consideration	3,607	231	—
Non-cash stock compensation expense	16,084	15,079	12,991
Asset impairment related to restructuring	11,402	—	—
Gain on sale of other long-term investment	(5,832)	—	—
Effect of exchange rate changes and others	13,360	(593)	(2,350)
Deferred income taxes	(18,558)	(1,009)	(22,771)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10,398)	(9,971)	(9,337)
Inventories	(14,385)	(13,270)	831
Prepaid expenses and other assets	(3,865)	(658)	(540)
Accounts payable	(40)	157	(2,362)
Accrued compensation	2,691	3,386	1,976
Accrued expenses and other liabilities	3,988	6,756	(6,541)
Deferred revenues	1,271	4,217	1,919
Net cash provided by operating activities	13,514	49,818	43,596
Investing activities
Purchase of short-term and long-term available-for-sale securities	(374,954)	(298,260)	(310,573)
Sale or maturity of short-term and long-term available-for-sale securities	290,304	252,937	365,639
Capital expenditures	(31,926)	(43,842)	(43,248)
Cash paid for acquisitions, net of cash acquired	(14,975)	(54,462)	—
Cash paid for intangible assets	(3,537)	(4,823)	(1,222)
Cash paid for other long-term investments	(17,936)	(1,001)	(2,260)
Proceeds from sale of other long-term investments	7,333	1,500	—
Proceeds from foreign currency exchange contracts	—	1,260	2,355
Payment for foreign currency exchange contracts	—	(525)	(3,962)
Net cash (used in) provided by investing activities	(145,691)	(147,216)	6,729
Financing activities
Common stock repurchase	(100,048)	—	—
Proceeds from issuance of convertible senior notes	—	460,000	—
Payment of debt issuance costs in connection with the convertible senior notes	—	(14,611)	—
Purchase of call options in connection with the convertible senior notes	—	(89,798)	—
Proceeds from warrants issuance in connection with the convertible senior notes	—	53,686	—
Repurchase of a portion of 2.875% convertible senior notes due 2015	—	(104,832)	—
Retirement of call options in connection with the retirement of a portion of 2.875% convertible senior notes due 2015	—	15,156	—

Retirement of warrants in connection with the retirement of a portion of 2.875% convertible senior notes due 2015	—	(11,603)	—
Proceeds from sale of common stock under employee stock purchase plan	3,576	3,880	3,554
Proceeds from exercise of common stock options	6,383	9,933	9,472
Tax benefit related to stock-based compensation	—	35	165
Repayment of capital lease liability	(37)	(90)	(51)
Net cash (used in) provided by financing activities	(90,126)	321,756	13,140
Effect of exchange rate changes on cash and cash equivalents	(1,173)	(739)	122
Net (decrease) increase in cash and cash equivalents	(223,476)	223,619	63,587
Cash and cash equivalents, beginning of year	330,635	107,016	43,429
Cash and cash equivalents, end of year	$107,159	$330,635	$107,016
Supplemental disclosures of cash flow information:
Cash paid for interest	$8,567	$3,334	$3,395
Cash paid for income taxes	$3,309	$2,399	$2,387
See notes to consolidated financial statements.

VOLCANO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Our Company
We design, develop, manufacture and commercialize a broad suite of precision guided therapy tools including intravascular ultrasound, or IVUS, and fractional flow reserve, or FFR, products. We believe that these products enhance the diagnosis and treatment of coronary and peripheral vascular disease by improving the efficiency and efficacy of existing diagnostic angiograms and percutaneous coronary interventional, or PCI, and endovascular procedures in the coronary arteries or peripheral arteries and veins. We are facilitating the adoption of functional PCI, in which our FFR technology is used to help determine whether or not a stent is necessary, and IVUS is used as an adjunct to angiography to guide stent placement and optimization. We market our products to physicians, nurses and technicians who perform a variety of endovascular based coronary and peripheral interventional procedures in hospitals and to other personnel who make purchasing decisions on behalf of hospitals.
Our products consist of consoles that are marketed as stand-alone units or as units that can be integrated into a variety of hospital-based interventional surgical suites called catheterization laboratories, or cath labs. We have developed customized cath lab versions of these consoles and are developing additional functionality options as part of our cath lab integration initiative. Our consoles have been designed to serve as a multi-modality platform for our phased array and rotational IVUS catheters, FFR pressure and flow wires and image-guided therapy catheters, such as the Pioneer Plus reentry device acquired from Medtronic, Inc., or Medtronic, on August 30, 2013.
Our IVUS products include single-procedure disposable phased array and rotational IVUS imaging catheters, and additional functionality options such as ChromaFlo® stent apposition analysis. Our FFR offerings can be accessed through our multi-modality platforms, and we also provide FFR-only consoles. Our FFR disposables are single-procedure disposable pressure and flow guide wires used to measure the pressure and flow characteristics of blood around plaque enabling physicians to gauge the plaque's physiological impact on blood flow and pressure. We have developed additional offerings for integration into the platform, including adenosine-free Instant Wave-Free Ratio FFR, or iFR®. We are currently developing high resolution Focal Acoustic Computed Tomography, or FACT, catheters, co-registration with IVUS and an IVUS-guided Crux VCF system featuring our inferior vena cava, or IVC, filter. Our Valet microcatheter, Visions® PV .035 catheter and Eagle Eye® Platinum ST short tip catheter, or EEP, products received 510(k) clearance and CE Mark approval in 2012 and their commercial launch occurred in 2013. In addition, we initiated the commercial launch of our Verrata pressure guide wire, our fifth new pressure wire in five years, during 2013.
Through Axsun Technologies, Inc., or Axsun, one of our wholly-owned subsidiaries, we also develop and manufacture optical monitors for the telecommunications industry, laser and non-laser light sources, optical engines used in medical optical coherence topography, or OCT, imaging systems and advanced photonic components and sub-systems used in spectroscopy and other industrial applications. We believe Axsun's proprietary OCT technology will provide us competitive advantages in the invasive imaging sector, as well as for applications in ophthalmology and dental.
Basis of Presentation and Principles of Consolidation
Our consolidated financial statements include the accounts of Volcano Corporation and its wholly–owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified to conform to the current year presentation.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to, the allowance for doubtful accounts, inventory reserves, depreciation and amortization, intangible assets, sales returns, deferred revenues, business combinations, warranty costs, certain accruals, long-lived asset impairment calculations, deferred tax assets and liabilities, contingent consideration and other contingencies. Actual results could differ materially from the estimates and assumptions we use in the preparation of our consolidated financial statements.
Foreign Currency Translation

The Company's reporting currency is the U.S. dollar. The yen and the euro are the functional currencies of our subsidiaries, Volcano Japan and Volcano Europe, respectively, as they are the primary currencies within the economic environments in which Volcano Japan and Volcano Europe operate. Assets and liabilities of their operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation are reported in other comprehensive income or loss.
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
The functional currency of our other foreign subsidiaries is the U.S. dollar since they operate as an extension of the Company’s U.S. operations.
Cash and Cash Equivalents
Cash primarily consisted of cash in bank deposits. Cash equivalents consist of money market funds and other highly liquid investments with an original maturity of three months or less on the date of acquisition.
Available-for-Sale Investments
Our short-term available-for-sale investments consist of highly liquid financial investments with maturities of one year or less that were not previously classified as cash equivalents. Our long-term available-for-sale investments consist of investments with maturities over one year. All investments are classified as available-for-sale and are recorded at market value using the specific identification method. Unrealized gains or losses are reflected in other comprehensive income or loss.
Financial Instruments
Financial instruments included in our financial statements are comprised of cash and cash equivalents, short-term and long-term available-for-sale investments, accounts receivable, derivative financial instruments, accounts payable, certain accrued liabilities, convertible senior notes, contingent consideration and other contingent liabilities. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of those instruments. Our available-for-sale investments are carried at quoted fair market value with unrealized gains and losses reported in stockholders' equity as a component of accumulated other comprehensive income (loss). The fair value of our convertible senior notes is influenced by interest rates, our stock price, and stock price volatility, which is determined by market trading.
We record derivative financial instruments as either assets or liabilities in our consolidated balance sheets and measure them at fair value in accordance with ASC Topic 815, Derivatives and Hedging, and we present assets and liabilities associated with our derivative financial instruments on a gross basis in our financial statements. Our derivative instruments do not subject our earnings or cash flows to material risk, as gains and losses on these derivatives generally offset losses and gains on the item being hedged. We do not enter into derivative transactions for speculative purposes.
Certain of the derivative instruments we use to mitigate our exchange rate exposure are not designated for hedge accounting treatment, and as a result, changes in their fair values are recorded in exchange rate gain (loss) in the consolidated statement of operations. Changes in the fair value of cash flow hedges, excluding time value of the hedges which is recorded as interest expense, are reported as a component of accumulated other comprehensive income (loss), or AOCI, within stockholders' equity. Once the underlying hedged transaction occurs, we de-designate the derivative, cease to apply hedge accounting treatment to the transaction, reclassify the gain or loss recorded to date from AOCI into cost of goods sold, and record any further gains or losses to exchange rate gain (loss). We evaluate hedge effectiveness at the inception of the hedge and on an ongoing basis. To the extent we experience ineffectiveness in our hedges, the gains or losses accumulated in other comprehensive income associated with the ineffective portion of the hedge are reclassified immediately into exchange rate gain (loss). We adjust the level and use of derivatives as soon as practicable after learning that an exposure has changed. We review all exposures on derivative positions on a regular basis. See "Note 3 – Financial Statement Details - Derivative Financial Instruments" for additional information.
We recognize contingent purchase price consideration at fair value at acquisition date. The acquisition date fair value is measured based on the consideration expected to be transferred (probability-weighted), discounted to present value. The discount rate used is determined at the time of measurement in accordance with accepted valuation methods. The fair value of the contingent milestone consideration is remeasured at the estimated fair value at each reporting period. Therefore, any changes in the fair value will impact our earnings in such reporting period, thereby resulting in potential variability in our earnings until such contingencies are resolved.
Concentration of Credit Risk
Financial instruments which subject us to potential credit risk consist of our cash and cash equivalents, short-term and long-term available-for-sale investments, derivative financial instruments, and trade accounts receivable.
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
No single customer accounted for more than 10% of our revenues for 2013, 2012 and 2011. No single customer accounted for more than 10% of our trade receivables at December 31, 2013, 2012 and 2011.
We are exposed to credit losses in the event of nonperformance by the banks with which we transact foreign currency contracts. We currently hold foreign exchange forward contracts with two counterparties. Our overall risk of loss in the event of a counterparty default is limited to the amount of any unrealized gains on outstanding contracts (i.e., those contracts that have a positive fair value) at the date of default. We manage this credit risk by executing foreign currency contracts with counterparties that meet our minimum requirements, and monitoring the credit ratings of our counterparties on a periodic basis. As of December 31, 2013, we had a total credit exposure of $1.6 million from nonperformance of foreign exchange hedging counterparties.
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
Our long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment is calculated as the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted future cash flow analysis. We recorded $2.0 million in long-lived assets impairment charges as part of the restructuring charges during 2013. See Note 3 “Financial Statement Details—Restructuring Activity” for additional information. No significant impairment of long-lived assets was identified or recorded during the years ended December 31, 2012 and 2011.
Goodwill
We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired in a business combination to goodwill. The impairment evaluation for goodwill is conducted annually as of October 1, or more frequently if events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. We test for goodwill impairment at the reporting unit level, which is the same as our operating segment level. Our goodwill at December 31, 2013 and 2012 is allocated entirely to our medical segment.
We first assess qualitative factors to determine whether it is necessary to perform the two-step impairment test. If we believe, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of our reporting unit is less than its carrying amount, the quantitative two-step impairment test is required; otherwise, no further testing is required. In the first step, we compare the fair value of our reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of our reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of our reporting unit's goodwill. If the carrying value of our reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. There was no impairment of goodwill during the years ended December 31, 2013, 2012 and 2011.
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
Intangible assets with definite lives are tested for impairment annually or whenever events or circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Impairment is calculated as the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted future cash flow analysis. We recorded $6.3 million in intangible asset impairment charges, including $4.1 million of IPR&D impairment, as part of our restructuring charges during 2013. See Note 3 “Financial Statement Details—Restructuring Activity” for additional information. No impairment of intangible assets was identified or recorded during the years ended December 31, 2012 and 2011.
Other Non-Current Assets
At December 31, 2013 and 2012, other non-current assets include $18.4 million and $2.0 million, respectively, of investments we have made in various privately held entities engaged in emerging product development activities.
We account for our investments in privately held entities, for which fair value is not readily determinable, in accordance with ASC Topic 323, Investments – Equity Method and Joint Ventures. For all of our investments in privately held entities, we do not have the ability to exercise significant influence over the investee, thus we accounted for these investments under the cost method of accounting.

Each reporting period, we evaluate our investments to determine if there are any events or circumstances that are likely to have a significant adverse effect on the fair value of the investment. If we identify an impairment indicator, we will estimate the fair value of the investment and compare it to its carrying value. If the fair value of the investment is less than its carrying value, the investment is impaired and we make a determination as to whether the impairment is other-than-temporary. We deem an impairment to be other-than-temporary unless we have the ability and intent to hold an investment for a period sufficient for a market recovery up to the carrying value of the investment. Further, evidence must indicate that the carrying value of the investment is recoverable within a reasonable period. For other-than-temporary impairments, we recognize an impairment loss equal to the difference between an investment’s carrying value and its fair value. There was no impairment of investment in privately held entities during the years ended December 31, 2013, 2012 and 2011.
At December 31, 2013 and 2012, other non-current assets include $749,000 and $711,000, respectively, of restricted cash, which was restricted as collateral for our performance obligations to customers in foreign jurisdictions. The certificates of deposit and cash in the bank will remain restricted until such time as the current obligation is terminated.
Revenue Recognition
We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue from the sale of our products is generally recognized when title and risk of loss transfer to the customer. We recognize revenue from consignment arrangements based on product usage, which indicates that the sale is complete. Installation and training are generally not required elements of our sales transactions as most of our products do not require these services. In instances where installation and training are required elements of the sales transaction, revenue is recognized upon completion.
For an arrangement containing multiple deliverables that are considered separate units of accounting, we allocate arrangement consideration based on the relative selling prices of the separate units of accounting. Selling prices are determined using fair value, when available, or our estimate of selling price when fair value is not available.
We evaluate lease agreements entered into with customers to determine whether they are sales-type leases or operating leases. Agreements classified as operating leases result in rental revenue reported on a straight-line basis as income over the lease term as it becomes receivable according to the provisions of the lease. For leases qualifying as sales-type leases, we recognize the present value of the lease payments as revenue at the time the lease is recorded and the associated unearned interest is amortized over the term of the lease. Our sales-type lease and operating lease revenue and receivables relating to sales-type leases are not significant for the years ended 2013, 2012 and 2011.
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
Product Warranty Costs
We typically offer a one-year warranty for parts and labor on our products commencing upon the transfer of title and risk of loss to the customer. We accrue the estimated cost of product warranties when we invoice our customers, based on historical results. The warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from these estimates, revisions to the estimated warranty liability would be required. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. Our product warranty costs are not significant for the years ended 2013, 2012 and 2011.
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
Acquisition-related Items
Acquisition-related items include acquisition transaction costs, subsequent accretion of and revision, if any, to the fair value of the contingent consideration related to acquisitions and other expenses directly associated with acquisitions.
Restructuring Charges
Restructuring charges include employee termination benefits, contract termination costs, asset impairments and other related charges associated with restructuring activities.
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
In 2013, the Company incurred a net loss, and is not projecting a return to profitability in 2014. As of December 31, 2013, management has evaluated the recoverability of its Federal deferred tax assets, including factors such as a consideration of forecasted operating results, in-process changes in its manufacturing processes, potential tax planning strategies, as well as the period of time that will transpire before the underlying deferred tax assets will expire. Based on this evaluation, management has concluded that it is more likely than not that the underlying deferred tax assets will be utilized prior to their expiration, and therefore continues to believe that the Federal deferred tax assets will be recovered.
During the fourth quarter of 2013, we concluded that it was more likely than not that we would not be able to realize a $3.8 million benefit related to our state and select foreign deferred tax assets. Further, in 2013, we completed our purchase accounting analysis and concluded that it was more likely than not that $1.4 million of foreign deferred tax assets related to the Sync-Rx, Ltd. acquisition and $1.1 million of state deferred tax assets related to the Crux Biomedical, Inc. acquisition are not realizable. This resulted in an increase in valuation allowance against these deferred tax assets, which was recorded as a reduction to goodwill.
During the fourth quarter of 2012, we concluded that it was more likely than not that we would be able to realize the benefit of a significant portion of our foreign deferred tax assets in the future. We released $4.9 million of the valuation allowance on our foreign deferred tax assets as we expect our foreign operations in the respective jurisdictions will generate sufficient taxable income in future periods to realize the tax benefit associated with the related deferred tax assets. We believe that it was more likely than not that the benefit from certain international net operating losses and a portion of our state deferred tax assets will not be realized. In recognition of this risk, we will continue to provide a valuation allowance on the deferred tax assets relating to these items.
We will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist. To the extent we establish or change the valuation allowance in a period, the tax effect will generally flow through the statement of operations. In the case of an acquired or merged entity, we will record valuation allowance on a deferred tax asset through purchase accounting procedures as an adjustment to goodwill at the acquisition date, if it is more likely than not that all or a portion of the acquired deferred tax assets will not be realized in the future. Any subsequent change to a valuation allowance established during purchase accounting within the measurement period of the acquisition (not to exceed twelve months) will also be recorded as an adjustment to goodwill, provided that such change relates to new information about the facts and circumstances that existed on the acquisition date.
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
We accrue interest and penalties on underpayment of income taxes related to unrecognized tax benefits as a component of income tax expense in our consolidated statements of operations. The amounts recognized for interest and penalties during the years ended December 31, 2013, 2012 and 2011 were $53,000, $46,000, and $34,000, respectively.
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
On December 2, 2013, our board of directors authorized a $200 million share repurchase program. Pursuant to this approval, we entered into a $100 million accelerated share repurchase, or ASR, program with a counterparty, and received 3,557,137 shares of our common stock (See Note 5 “Stockholders' Equity”). The annual weighted average number of the initial delivered shares was removed from the denominator of the basic and diluted net income (loss) per share calculation at the share delivery date.
Our potentially dilutive shares include outstanding common stock options, restricted stock units, including those with performance conditions, incremental shares issuable upon the conversion of the Notes or exercise of the warrants relating to the Notes (See Note 3 “Financial Statement Details — Debt”) and the incremental shares receivable under the forward contract portion of the ASR. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share or increase net income (loss) per share as discussed in the following paragraph. For the years ended December 31, 2013, 2012 and 2011, potentially dilutive shares totaling 20.8 million, 9.0 million, and 1.7 million, respectively, have not been included in the computation of diluted net income (loss) per share, as the result would be anti-dilutive.
Diluted net income (loss) per common share includes zero, zero and 12,000 incremental shares related to the Notes for the years ended December 31, 2013, 2012 and 2011, respectively. Because the principal amount of the Notes will be settled in cash upon conversion, only the conversion spread relating to the Notes may be included in our calculation of diluted net income (loss) per common share. As such, the Notes have no impact on diluted net income (loss) per common share until the price of our common stock exceeds the conversion price (initially $29.64 for the 2015 Notes and $32.83 for the 2017 Notes, subject to adjustments) of the Notes. During the year ended December 31, 2011, 12,000 shares related to the 2015 Notes were included in the computation of the diluted net income (loss) per common share because the average market price of our common stock during the three months ended September 30, 2011 exceeded the conversion price of the 2015 Notes. The average price of our common stock did not exceed the conversion price of the Notes during any quarter of the years ended December 31, 2013 and 2012 or the other three quarters of 2011.
The diluted net income (loss) per common share does not include any incremental shares related to the exercise of the warrants for the years ended December 31, 2013, 2012 and 2011. The warrants will not have an impact on diluted net income (loss) per common share until the price of our common stock exceeds the strike price of the warrants (initially $34.875 for the 2015 Notes offering and $37.59 for the warrants issued in connection with the 2017 Notes offering, subject to adjustments). When the market price of our stock exceeds the strike price, as applicable, we will include, in the diluted net income (loss) per common share calculation, the effect of the additional shares that may be issued upon exercise of the warrants using the treasury stock method to the extent the effect is not anti-dilutive.
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
The basic and diluted net income (loss) per common share calculations for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands, except per share data):

	Years Ended December 31,
	2013	2012	2011
Net (loss) income	$(34,494)	$8,022	$38,093
Weighted average common shares outstanding for basic	54,341	53,475	52,300
Dilutive potential common stock outstanding:
Stock options	—	1,404	1,896
Restricted stock units	—	309	377
Employee stock purchase plan	—	7	11
Convertible senior notes	—	—	12
Weighted average common shares outstanding for diluted	54,341	55,195	54,596
Net (loss) income per share:
Basic	$(0.63)	$0.15	$0.73
Diluted	$(0.63)	$0.15	$0.70
Comprehensive Income (Loss)
Comprehensive income (loss) represents the net income (loss) for the period plus the results of certain changes to stockholders’ equity that are not reflected in the consolidated statements of operations. Our comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, and changes in unrealized net gains and losses on available-for-sale investments and foreign currency forward exchange contracts, net of income taxes. Foreign currency translation adjustments were not adjusted for income taxes as they relate to cumulative losses in foreign subsidiaries which provide no corresponding tax benefit or investments in foreign subsidiaries with earnings which the foreign subsidiaries does not plan on remitting to the parent company.
Recent Accounting Pronouncements
In December 2011, the FASB amended the accounting standards to increase the prominence of other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in shareholders’ equity and requiring the components of OCI to be presented either in a single continuous statement of comprehensive income or in two consecutive statements. We adopted the amended accounting standards in 2013 by electing to present consolidated statements of comprehensive income separate from the consolidated statements of income.
In February 2013, the FASB further amended the above accounting standards to improve the presentation of amounts reclassified out of accumulated other comprehensive income in its entirety and by component by presenting the reclassification adjustments on either the face of the statement where net income is presented or in a separate disclosure in the notes to the financial statements. Amounts that are not required to be reclassified in their entirety to net income are required to be cross referenced to related footnote disclosures that provide additional detail. The amended accounting standards only impact the financial statement presentation of OCI and do not change the components that are recognized in net income or OCI. The adoption had no impact on the Company’s financial position or results of operations.

2. Acquisitions
Pioneer Acquisition
On August 30, 2013, we completed the acquisition of the Pioneer Plus re-entry catheter product line, or Pioneer, from Medtronic. The product is an interventional medical device designed to enable the crossing of sub-total, total and chronic total occlusions within the peripheral vasculature, potentially eliminating the need for surgery. The primary reason for the acquisition was to diversify our product offerings, allow us the opportunity to better position ourselves in the peripheral vascular market and to increase our IVUS product sales.
This transaction was structured as an asset purchase and was accounted for as a business combination with an aggregate purchase price of $15.0 million. The assets acquired, primarily $12.7 million of intangible assets, were recorded at their estimated fair values as of the acquisition date. The excess of purchase price over the fair value amounts of the assets acquired and liabilities assumed is $1.5 million, which represents the goodwill amount resulting from the acquisition and was allocated to our medical segment and is not deductible for income tax purposes. As of the date of this Annual Report on Form 10-K, the Company is still finalizing the allocation of the purchase price. Changes to the current allocation may occur as additional information becomes available related to the valuation of inventory, fixed assets and intangible assets and deferred taxes, with such changes recorded as an adjustment to goodwill.
The acquisition was not individually or collectively considered material to the overall consolidated financial statements and the results of the Company’s operations. We have included the operating results associated with the Pioneer acquisition in our consolidated financial statements from the date of acquisition.
Crux Acquisition
On December 12, 2012 we completed the acquisition of all outstanding equity interests in Crux Biomedical, Inc., or Crux, a privately-held company engaged in the development of filter technology for the vascular, cardiovascular and interventional radiology markets. The primary reason for the acquisition was to diversify our product offerings, allow us the opportunity to better position ourselves in the peripheral vascular market and to increase our IVUS product sales. The transaction was accounted for as a business combination. The operating results of Crux from the date of acquisition were included in our consolidated financial statements.
Consideration
We made up-front cash payments totaling $39.1 million in exchange for 100% of Crux's capital stock. We also have a receivable for a working capital shortfall to target which is expected to be settled in 2014. The fair value of the working capital receivable represents the amount by which the working capital acquired in the transaction was less than the target working capital as stated in the Merger Agreement. The receivable will be accreted to its fair value with accretion recorded in acquisition-related items within operating expense. The receivable has a legal right of offset against milestone payments, which are expected to be paid beginning in 2014, and therefore is reflected as a contra liability in our consolidated financial statements. The working capital receivable was estimated to be approximately $1.2 million and the fair value of this receivable was estimated to be $900,000 at acquisition. According to the working capital audit completed in the second quarter of 2013, the working capital receivable was adjusted to be approximately $1.4 million and the fair value of this receivable was estimated to be $1.1 million at acquisition. The $200,000 adjustment is a result of additional information about facts that existed at the acquisition date that we obtained after that date, therefore this adjustment resulted in an increase in the working capital receivable and a reduction to goodwill. At December 31, 2013, the present value of the working capital adjustment was estimated to be $1.2 million.
In addition, under the Merger Agreement, we agreed to pay a cash milestone payment of $3.0 million following the achievement of written clearance by the U.S. Food and Drug Administration, or FDA, of a 510(k) notification for the commercial sale in the United States of an inferior vena cava filter retrieval device currently being developed by Crux, provided such 510(k) notification was submitted on or before June 30, 2013. On July 1, 2013, we entered into an amendment to the Merger Agreement to extend the date by which the 510(k) notification must be submitted from June 30, 2013 to November 30, 2013 for the $3.0 million milestone payment to remain eligible to be paid upon the written clearance by the FDA. The fair value of this contingent consideration was previously estimated to be $2.9 million at acquisition. The 510(k) notification was submitted to the FDA on November 30, 2013 and we received written clearance from the FDA on February 3, 2014. The $3.0 million milestone payment is expected to be made on or before March 1, 2014.
Furthermore, subject to the terms of the Merger Agreement, we may be required to make payments upon reaching various sales milestones. We estimated the contingent milestone payments to be approximately $46.6 million and the fair value of this contingent consideration was estimated to be $28.0 million at acquisition. We determined the fair value of the contingent consideration relative to the milestone payments based on commercial sales of Crux products using various estimates, including revenue projections, discount rates and amount of time until the conditions of the milestone payments are met. This fair value measurement is based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy. At December 31, 2013, we estimated the contingent milestone payment to be approximately $48.6 million and the present value of this contingent consideration to be $31.9 million. At December 31, 2013, for the fair value relative to the milestone payments based on the commercial sales of Crux products, the key assumptions in applying the income approach include a 14% discount rate and probability-weighted expected milestone payment ranges from $32.8 million to $70.1 million based on estimated commercial sales of Crux products ranging from $124.9 million to $279.8 million from December 2013 to 2019.
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
The following table sets forth the changes in the estimated fair value of the Company’s contingent liabilities (net with working capital receivable adjustment) measured on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Fair value measurement at acquisition December 12, 2012	$30,000
Change in fair value measurement included in operating expenses	231
Contingent consideration settled	—
Fair value measurement at December 31, 2012	30,231
Change in fair value measurement included in operating expenses	3,607
Working capital adjustment	(200)
Contingent consideration settled	—
Fair value measurement at December 31, 2013	$33,638
A reconciliation of upfront payments in accordance with the Merger Agreement to the total purchase price is presented below (in thousands):

Base payment per agreement	$36,000
Reimbursement of transaction expenses incurred by Crux	3,100
Total up-front payments	39,100
Estimated fair value of receivable for working capital adjustment	(1,100)
Estimated fair value of contingent consideration at acquisition	30,900
Total purchase price	$68,900
Purchase Price Allocation
During 2013, we recorded adjustments to net assets acquired (total purchase price), deferred tax asset and goodwill, as a result of finalizing the purchase accounting.
The adjustment to the total purchase price is related to the $200,000 working capital receivable adjustment as a result of additional information about facts that existed at the acquisition date, therefore this adjustment resulted in an increase in the working capital receivable (component of total purchase price) and a reduction to goodwill.
In addition, we established a valuation allowance of $1.0 million against the deferred tax asset as realization of a portion of such assets do not meet the more likely than not threshold. This adjustment resulted in an increase to goodwill.

We recorded the identifiable assets acquired and liabilities assumed at fair value as follows (in thousands):

December 12, 2012
Current assets:
Cash and cash equivalents	$1,474
Deferred tax asset - current	108
Other current assets	253
Property and equipment	39
In-process research and development	28,400
Covenants-not-to-compete	200
Deferred tax asset	11,861
Total assets acquired	42,335
Current liabilities:
Accounts payable	(223)
Accrued expenses	(302)
Other long term payable	(97)
Deferred tax liability	(10,307)
Total liabilities assumed	(10,929)
Goodwill	37,494
Net assets acquired	$68,900
The IPR&D asset we recorded in the amount of $28.4 million represents an estimate of the fair value of in-process technology related to Crux's filter technology and retrieval device programs. The estimated fair value was determined using the multi-period excess earnings method, a variation of the income approach. The multi-period excess earnings method estimates the value of an intangible asset equal to the present value of the incremental after tax cash flows attributable to that intangible asset. The fair value using the multi-period excess earnings method was dependent on an estimated weighted average cost of capital for Crux of 14%, which represents a rate of return that a market participant would expect for these assets.
The excess of purchase price over the fair value amounts of the assets acquired and liabilities assumed, $37.5 million, represents the goodwill amount resulting from the acquisition, which was allocated to our medical segment and is not deductible for income tax purposes. We expect to benefit from the acquisition by expanding our product offerings to physicians thereby contributing to an expanded revenue base. Further, we expect to realize synergies by offering the products developed from the acquisition utilizing our existing sales force.
Pro forma financial information (unaudited)
The following unaudited pro forma information presents the combined results of operations for the years ended December 31, 2012 and 2011 as if the acquisition of Crux had been completed as of the beginning of 2011 (in thousands, except per share data):

	Years Ended December 31,
	2012	2011
Revenues	$381,866	$343,546
Net (loss) income	$(515)	$31,035
Net (loss) income per share, basic and diluted:
Basic	$(0.01)	$0.59
Diluted	$(0.01)	$0.57
Shares used in computing basic and diluted net (loss) income per share:
Basic	53,475	52,300
Diluted	53,475	54,596
The pro forma results do not reflect operating efficiencies or potential cost savings which may result from the consolidation of operations. Included in the pro forma net loss for the year ended December 31, 2012 are approximately $943,000 of acquisition-related costs, which are not expected to have an ongoing impact.

Sync-Rx Acquisition
On November 26, 2012, we acquired all of the outstanding equity interests in Sync-Rx Ltd., or Sync-Rx, a privately-held company, which is engaged in the development of advanced software applications that optimize and facilitate transcatheter cardiovascular interventions using automated online image processing. The Sync-Rx technology will provide us with a platform on which to build a range of advanced software features that will aid clinical decision-making by providing angiography and intra-body image enhancement, measurement and non-invasive imaging and intravascular co-registration capabilities, and future opportunities in physiology and peripheral therapy guidance.
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
In connection with the acquisition, we recorded a contingent liability of $1.1 million related to a government grant received to develop the underlying technology. The timing of repayment of the grant is contingent upon the generation of revenues derived from the technology for which grant proceeds were received. We expect to generate revenues sufficient to repay the liability in its entirety. The grant was recorded as other long term debt at its present value using various estimates, including revenue projections, discount rate and estimated years of re-payment. This fair value measurement is based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy. At acquisition, for the fair value relative to this liability, the key assumptions in applying the income approach included an 8% discount rate and estimated commercial sales derived from the underlying technology ranging from $256.1 million to $298.3 million over the expected period of re-payment of 10 to 16 years. The long term liability will be accreted to the re-payment amount of $1.9 million plus interest, with such accretion recorded as interest expense over the expected period of re-payment. As of December 31, 2013, there were no significant changes in the range of outcomes for the contingent liability recognized as a result of the acquisition.
During 2013, we recorded adjustments to deferred tax assets, deferred tax liabilities and goodwill, as a result of finalizing the purchase accounting. We established a valuation allowance of $1.2 million against the net deferred tax asset as it is expected that the net operating loss carryforward initially recorded as a deferred tax asset will not be utilized. This adjustment resulted in an increase to goodwill.
We recorded the identifiable assets acquired and liabilities assumed at fair value as follows (in thousands):

November 26, 2012
Current assets:
Cash and cash equivalents	$423
Receivable and other current assets	72
Property and equipment	37
Developed technology	3,200
In-process research and development	1,300
Covenants not-to-compete	100
Other non-current assets	8
Total assets acquired	5,140
Current liabilities:
Accounts payable	(56)
Accrued expenses	(375)
Other long-term debt	(1,100)
Total liabilities acquired	(1,531)
Goodwill	13,650
Net assets acquired	$17,259
The $3.2 million developed technology represents an estimate of the fair value of Sync-Rx's image enhancement technology, which is subject to an estimated useful life of ten years. The $1.3 million IPR&D asset represents an estimate of the fair value of in-process technology related to Sync-Rx's co-registration technology, which is still under development. The estimated fair values of the developed technology and the IPR&D asset were determined using the multi-period excess earnings method, a variation of the income approach. The multi-period excess earnings method estimates the value of an intangible asset equal to the present value of the incremental after-tax cash flows attributable to that intangible asset. The rate used to discount net future after-tax cash flows to their present values was based on a discount rate of 19% for developed technology and 20% for the IPR&D. Significant factors considered in the calculation of the discount rates include the weighted average cost of capital, the internal rate of return and the weighted average return on assets, as well as the risks inherent in the development process for the technology.
The excess of purchase price over the fair value amounts of the assets acquired and liabilities assumed, $13.7 million, represents the goodwill amount resulting from the acquisition, which was allocated to our medical segment and is not deductible for income tax purposes. We expect to benefit from the acquisition by expanding our product offerings to physicians thereby contributing to an expanded revenue base. Additionally, we expect to realize synergies by offering the products developed from the acquisition utilizing our existing sales force.
Acquisition-Related Items
During 2013, we recorded $5.0 million in acquisition-related items, including charges of $3.6 million related to the change in fair value of the contingent consideration associated with the Crux acquisition, which is primarily due to the passage of time, and $860,000 in transaction costs associated with the Pioneer, Crux and Sync-Rx acquisition.
During 2012, we recorded $1.9 million in acquisition-related items, including charges of $231,000 related to the change in fair value of the contingent consideration associated with the Crux acquisition, which is primarily due to the passage of time, and $1.6 million in transaction costs primarily associated with the Crux and Sync-Rx acquisitions.
3. Financial Statement Details
Cash and Cash Equivalents and Available-for-Sale Investments
We invest our excess funds in U.S. government securities, corporate fixed income securities, commercial paper, certificates of deposit and money market funds. As of December 31, 2013, all of our investments were classified as available-for-sale and will mature within 18 months. These investments are recorded at their estimated fair value including accrued interest receivable, with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss.
At December 31, 2013 and 2012, available-for-sale investments are detailed as follows (in thousands):
At December 31, 2013

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Corporate debt securities	$165,598	$72	$4	$165,666
U.S. Treasury and agency debt securities	66,214	2	18	66,198
Short-term available-for-sale investments	$231,812	$74	$22	$231,864
Long-term:
Corporate debt securities	$11,814	$30	$—	$11,844
U.S. Treasury and agency debt securities	23,028	15	—	23,043
Long-term available for sale investments	$34,842	$45	$—	$34,887

At December 31, 2012

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Corporate debt securities	$121,883	$52	$5	$121,930
U.S. Treasury and agency debt securities	19,020	10	—	19,030
Short-term available-for-sale investments	$140,903	$62	$5	$140,960
Long-term:
Corporate debt securities	$33,384	$6	$17	$33,373
U.S. Treasury and agency debt securities	11,010	2	—	11,012
Long-term available for sale investments	$44,394	$8	$17	$44,385
Available-for-sale investments that are in an unrealized loss position at December 31, 2013 and 2012 are detailed as follows (in thousands):

	At December 31, 2013
	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$21,464	$4
U.S. Treasury and agency debt securities	41,034	18
	$62,498	$22
At December 31, 2013, eight of our corporate debt securities and two of our U.S. Treasury and agency debt securities are in an unrealized loss position. We fully expect to receive par value with full principal and interest when these securities mature. These investments have been in an unrealized loss position for less than 12 months. We do not consider these investments to be other-than-temporarily impaired at December 31, 2013.

	At December 31, 2012
	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$46,987	$22
U.S. Treasury and agency debt securities	—	—
	$46,987	$22
Derivative Financial Instruments
Foreign Currency Forward Contracts
We are exposed to foreign currency risks through our global operations, primarily in Japan and Europe, and when we enter into transactions in non-functional currencies. Exchange rate fluctuations between the U.S. dollar and foreign currencies, primarily Japanese yen and euro, could adversely affect our financial results. We use derivative financial instruments to mitigate our foreign currency exposures. We do not enter into derivative instruments for speculative purposes.
We enter into derivative financial instruments, principally forward contracts, to manage a portion of the foreign currency risk related to transactions in non-functional currencies. We record derivative financial instruments as either assets or liabilities in our consolidated balance sheets and measure them at fair value. Certain of the derivative instruments we use to mitigate this exposure are not designated for hedge accounting treatment, and as a result, changes in their fair values are recorded in exchange rate gain (loss) in the consolidated statement of operations.
Commencing April 2013, we broadened our currency hedging program to hedge certain forecasted intercompany inventory transactions that are denominated in yen and euro. These forward contracts are designated as cash flow hedges and have maturity dates of up to 13 months. Changes in the fair value of cash flow hedges, excluding time value of the hedges which is recorded as interest expense, are reported as a component of accumulated other comprehensive income (loss), or AOCI, within stockholders' equity. Once the underlying hedged transaction occurs, we de-designate the derivative, cease to apply hedge accounting treatment to the transaction, reclassify the gain or loss recorded to date from AOCI into cost of goods sold, and record any further gains or losses to exchange rate gain (loss). We evaluate hedge effectiveness at the inception of the hedge and on an ongoing basis. To the extent we experience ineffectiveness in our hedges, the gains or losses accumulated in other comprehensive income associated with the ineffective portion of the hedge are reclassified immediately into exchange rate gain (loss). We adjust the level and use of derivatives as soon as practicable after learning that an exposure has changed. We review all exposures on derivative positions on a regular basis.
At December 31, 2013 and December 31, 2012, the notional amount of our outstanding forward contracts was $97.3 million and $64.4 million, respectively, of which $40.3 million and $0, respectively, were designated as cash flow hedges. At December 31, 2013, our outstanding forward contracts mature through January 2015.
As of December 31, 2013, the deferred gain, net of tax, for those derivative contracts that qualified for hedge accounting treatment was $501,000, all of which will be reclassified from accumulated other comprehensive loss into cost of sales at the then-current values over the next twelve months as the underlying hedged transactions are recognized.
The following tables summarize the location and fair values of derivative instruments on our consolidated balance sheets (in thousands) at December 31, 2013 and December 31, 2012. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not.

	As of December 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance sheet location	Fair Value	Balance sheet location	Fair Value
Derivatives Designated as Hedging Instruments
Foreign exchange forward contracts	Other current assets	$954	Other current liabilities	$251
Foreign exchange forward contracts	Other long-term assets	81	Other long-term liabilities	—
Total Derivatives Designated as Hedging Instruments		1,035		251

Derivatives Not Designated as Hedging Instruments
Foreign exchange forward contracts	Other current assets	1,953	Other current liabilities	1,164
Total Derivatives Not Designated as Hedging Instruments		1,953		1,164

Total Derivatives		$2,988		$1,415

	As of December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance sheet location	Fair Value	Balance sheet location	Fair Value
Derivatives Designated as Hedging Instruments
Foreign exchange forward contracts	Other current assets	$—	Other current liabilities	$—
Foreign exchange forward contracts	Other long-term assets	—	Other long-term liabilities	—
Total Derivatives Designated as Hedging Instruments		—		—

Derivatives Not Designated as Hedging Instruments
Foreign exchange forward contracts	Other current assets	3,886	Other current liabilities	425
Total Derivatives Not Designated as Hedging Instruments		3,886		425

Total Derivatives		$3,886		$425
The Company has elected to present the fair value of derivative assets and liabilities within the consolidated balance sheets on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. The following table provides information (in thousands) as if the Company had elected to offset the asset and liability balances of derivative instruments, netted in accordance with various criteria as stipulated by the terms of the master netting arrangements with each of the counterparties. Derivatives not subject to master netting arrangements are not eligible for net presentation.

	As of December 31, 2013
		Gross Amount Not Offset on the Balance Sheet
	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) or Pledged	Net Amount
Derivative Assets
Foreign exchange forward contracts	$2,988	$(1,415)	$—	$1,573
Derivative Liabilities
Foreign exchange forward contracts	(1,415)	1,415	—	—
Total	$1,573	$—	$—	$1,573

	As of December 31, 2012
		Gross Amount Not Offset on the Balance Sheet
	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) or Pledged	Net Amount
Derivative Assets
Foreign exchange forward contracts	$3,886	$—	$—	$3,886
Derivative Liabilities
Foreign exchange forward contracts	(425)	—	—	(425)
Total	$3,461	$—	$—	$3,461
The following table summarizes the effect of our foreign exchange forward contracts on our consolidated statements of operations (in thousands).

	Year Ended December 31,
	2013	2012	2011
Derivatives Designated as Hedging Instruments
Gain (loss) recognized in other comprehensive income on foreign currency forward contracts (effective portion)	$449	$—	$—
Gain (loss) reclassified from accumulated other comprehensive income into cost of revenue (effective portion)	(319)	—	—
Gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	49	—	—

Derivatives Not Designated as Hedging Instruments
Gain (loss) recognized in exchange rate gain (loss), net	$6,413	$4,786	$(2,772)
Options and Warrants Related to Our Convertible Notes
In connection with our convertible debt offering in December 2012, we purchased call options on our common stock. The call options give us the right to purchase up to approximately 14.0 million shares of our common stock at $32.8286 per share subject to certain adjustments that generally correspond to the adjustments to the conversion rate for the underlying debt. Additionally, we sold warrants, which gave the purchasers of the warrants the right to purchase up to approximately 14.0 million shares of our common stock at $37.59 per share, subject to certain adjustments. In accordance with the authoritative guidance, we concluded that the call options and warrants were indexed to our stock. Therefore, the call options and warrants were classified as equity instruments and are not being marked to market prospectively unless certain conditions as described in the 2017 Notes occur.
In connection with our convertible debt offering in September 2010, we purchased call options on our common stock. The call options give us the right to purchase up to approximately 3.9 million shares of our common stock at $29.64 per share subject to certain adjustments that generally correspond to the adjustments to the conversion rate for the underlying debt. Additionally, we sold warrants, which gave the purchaser of the warrants the right to purchase up to approximately 3.9 million shares of our common stock at $34.875 per share, subject to certain adjustments. In accordance with the authoritative guidance, we concluded that the call options and warrants were indexed to our stock. Therefore, the call options and warrants were classified as equity instruments and are not being marked to market prospectively unless certain conditions as described in the 2015 Notes occur. In December 2012, $90.0 million of the $115 million in aggregate principal amount of 2015 Notes were repurchased by the Company and the proportionate call option and warrant related to the convertible notes were also retired.

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

•
Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Our Level 3 liability includes the contingent consideration related to the Crux acquisition and the other long-term debt related to the Sync-Rx acquisition.

We utilize a third-party pricing service to assist us in obtaining fair value pricing for our investments. Pricing for certain securities is based on proprietary models. Inputs are documented in accordance with the fair value disclosure hierarchy. We also utilize third-party financial institutions to assist us in obtaining fair value pricing for our foreign currency forward contracts.
Contingent consideration arrangements obligate us to pay former shareholders of an acquired entity if specified future events occur or conditions are met such as the achievement of certain technological milestones or the achievement of targeted revenue milestones. We measure such liabilities using Level 3 unobservable inputs, applying the income approach, such as the discounted cash flow technique, or the probability-weighted scenario method. We used various key assumptions, such as the probability of achievement of the agreed milestones and the discount rate, in our determination of the fair value of contingent consideration. We monitor the fair value of the contingent consideration and the subsequent revisions are reflected in our consolidated statements of operations. For a further discussion on the key assumptions used in determining the fair value and the change in the estimated fair value of the contingent consideration during the year ended December 31, 2013 and 2012, refer to Note 2, "Acquisitions - Crux Acquisition".
In connection with the Sync-Rx acquisition, we recorded a contingent liability related to a government grant received to develop an underlying technology. The timing of repayment of the grant is contingent upon the generation of revenues derived from the technology for which grant proceeds were received. We measure such liability using Level 3 unobservable inputs, applying the income approach, such as the discounted cash flow technique, or the probability-weighted scenario method. The grant was recorded as other long term debt at its present value using various estimates, including revenue projections, discount rate and estimated years of re-payment. This fair value measurement is based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy. We monitor the fair value of the contingent liability and the subsequent revisions are reflected in our consolidated statements of operations. For a further discussion on the key assumptions used in determining the fair value, refer to Note 2, "Acquisitions - Sync-Rx Acquisition".
During the years ended December 31, 2013 and 2012, no transfers were made into or out of the Level 1, 2, or 3 categories. We will continue to review our fair value inputs on a quarterly basis.
Financial assets and liabilities measured at fair value on a recurring basis are summarized below at December 31, 2013 and 2012 (in thousands):

	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash	$98,436	$98,436	$—	$—
Money market funds	8,723	8,723	—	—
Corporate debt securities	165,666	—	165,666	—
U.S. Treasury and agency debt securities	66,198	66,198	—	—
Foreign currency forward contracts	2,907	—	2,907	—
Non-current:
Corporate debt securities	11,844	—	11,844	—
U.S. Treasury and agency debt securities	23,043	23,043	—	—
Foreign currency forward contracts	81	—	81	—
Total assets measured at fair value	$376,898	$196,400	$180,498	$—
Liabilities:
Current:
Foreign currency forward contracts	$1,415	$—	$1,415	$—
Contingent consideration, current portion (1)	3,750	—	—	3,750
Non-current:
Other long-term debt	1,268	—	—	1,268
Contingent consideration	29,888	—	—	29,888
Total liabilities measured at fair value	$36,321	$—	$1,415	$34,906
(1) This amount is reflected net of the fair value of the working capital receivable in the amount of $1.2 million at December 31, 2013.

	Fair Value Measurements at December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash	$41,636	$41,636	$—	$—
Money market funds	288,999	288,999	—	—
Corporate debt securities	121,930	—	121,930	—
U.S. Treasury and agency debt securities	19,030	19,030	—	—
Foreign currency forward contracts	3,886	—	3,886	—
Non-current:
Corporate debt securities	33,373	—	33,373	—
U.S. Treasury and agency debt securities	11,012	11,012	—	—
Total assets measured at fair value	$519,866	$360,677	$159,189	$—
Liabilities:
Current:
Foreign currency forward contracts	$425	$—	$425	$—
Contingent consideration, current portion	2,908	—	—	2,908
Non-current:
Other long-term debt	1,088	—	—	1,088
Contingent consideration (1)	27,323	—	—	27,323
Total liabilities measured at fair value	$31,319	$—	$—	$31,319
(1) This amount is reflected net of the fair value of the working capital receivable in the amount of $907,000 at December 31, 2012.
Accounts Receivable, Net

Accounts receivable, net consists of the following (in thousands):

	December 31,
	2013	2012
Trade accounts receivable	$82,409	$76,717
Less: allowance for doubtful accounts	447	369
	$81,962	$76,348
The change in the allowance for doubtful accounts for the years ended December 31, 2013, 2012 and 2011 is summarized in the following table (in thousands):

	Years Ended December 31,
	2013	2012	2011
Balance at beginning of year	$369	$84	$29
Additions charged to selling, general and administrative expense	78	285	55
Balance at end of year	$447	$369	$84
Inventories
Inventories consist of the following (in thousands):

	December 31,
	2013	2012
Finished goods (1)	$27,237	$19,002
Work-in-process	12,051	15,780
Raw materials	21,682	18,029
	$60,970	$52,811
(1) Finished goods inventory includes consigned inventory of $5.6 million and $5.3 million at December 31, 2013 and 2012, respectively.
Property and Equipment
Property and equipment consists of the following (in thousands):

	December 31,
	2013	2012
Medical diagnostic equipment	$68,923	$65,548
Other equipment	52,523	44,879
Leasehold improvements	12,641	9,289
Software	34,392	5,447
Land	3,046	3,046
Building	33,245	29,098
Construction-in-progress (1)	9,975	27,730
	214,745	185,037
Less: Accumulated depreciation and amortization	(96,651)	(80,652)
	$118,094	$104,385

(1)	At December 31, 2012, construction-in-process includes $1.0 million of capitalized interest related to the implementation of ERP systems worldwide. The implementation was completed during 2013.
Property and equipment includes certain medical diagnostic equipment that is located at customer premises. We retain the ownership of the equipment and have the right to remove the equipment if it is not being utilized according to expectations. Depreciation expense relating to the equipment of $8.3 million, $9.6 million and $10.9 million is recorded in cost of revenues during the years ended December 31, 2013, 2012 and 2011, respectively. The net book value of this equipment was $16.5 million and $21.7 million at December 31, 2013 and December 31, 2012, respectively. Also included in medical diagnostic equipment is property and equipment used for demonstration and evaluation purposes. Depreciation expense for equipment used for demonstration and evaluation purposes recorded in selling, general and administrative expenses totaled $416,000, $816,000 and $1.2 million during the years ended December 31, 2013, 2012 and 2011, respectively. The net book value of this equipment was $939,000 and $869,000 at December 31, 2013 and December 31, 2012, respectively. Medical diagnostic equipment is recorded at our cost to acquire or manufacture the equipment and is depreciated over its estimated useful life (generally three to five years).
Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 was $22.0 million, $19.9 million, and $19.8 million, respectively.
Intangible Assets
Intangible assets consisted of acquired developed technology, licenses, customer relationships, patents and trademarks, and covenants-not-to-compete, as well as acquired in-process research and development technology. Intangible assets, except for acquired in-process research and development technology, are amortized using the straight-line method over their estimated useful lives of up to 20 years. Amortization of acquired in-process research and development technology will not commence until the technology reaches market feasibility. If the related project is terminated or abandoned, we may have an impairment related to the in-process research and development technology, calculated as the excess of the asset’s carrying value over its fair value.
During the year ended December 31, 2013, we recorded developed technology additions of $35.7 million, including $11.6 million from the Pioneer acquisition in August 2013 and $24.1 million IPR&D associated with the Crux IVC filter that was transferred to developed technology when the product launched in the fourth quarter of 2013. Other additions in intangible assets include a $5.6 million addition in patents and trademark, including a $4.7 million addition to internally developed patents and a $0.9 million addition in trademark and trade names from the Pioneer acquisition in August 2013.
We also recorded $6.3 million of net intangible asset impairments due to the restructuring plan we executed in 2013, including a $4.1 million impairment for the IPR&D assets associated with the Forward-Looking IVUS project we acquired from Novelis in 2008, a $1.7 million impairment (cost of $3.2 million and accumulated amortization of $1.6 million) for the developed technology associated with the Optical Coherence Tomography project we acquired from CardioSpectra, Inc. in 2007, and a $566,000 impairment (cost of $2.1 million and accumulated amortization of $1.5 million) for the developed technology associated with the discontinuation of our ReFLOW Aspiration Catheter product line. Refer to "Note 3 - Financial Statement Details - Restructuring Activity" for details.
During the year ended December 31, 2012, we recorded intangible asset additions of $4.4 million related to developed technology, $150,000 related to licenses, $4.0 million related to internally developed patents and trademarks, $300,000 related to covenants-not-to-compete, and $29.7 million related to in-process research and development technology acquired from acquisitions.
Intangible assets subject to amortization, by major class, consist of the following (in thousands):

	December 31, 2013
Intangible assets subject to amortization	Cost	Accumulated Amortization	Net	Weighted- Average Life (in years) (1)
Developed technology	$57,507	$16,393	$41,114	8.6
Licenses	7,441	7,102	339	8.8
Customer relationships	4,441	4,312	129	6.1
Patents and trademarks	13,668	2,894	10,774	13.2
Covenants-not-to-compete	300	108	192	3.0
	83,357	30,809	52,548	9.2
Intangible assets not yet subject to amortization
In-process research and development	5,560	—	5,560	n/a
	$88,917	$30,809	$58,108

	December 31, 2012
Intangible assets subject to amortization	Cost	Accumulated Amortization	Net	Weighted- Average Life (in years) (1)
Developed technology	$27,051	$17,408	$9,643	8.8
Licenses	7,345	6,709	636	10.0
Customer relationships	4,177	3,756	421	6.0
Patents and trademarks	8,029	2,114	5,915	13.2
Covenants-not-to-compete	300	8	292	3.0
	46,902	29,995	16,907	9.4
Intangible assets not yet subject to amortization
In-process research and development	33,750	—	33,750	n/a
	$80,652	$29,995	$50,657

(1)	Weighted average life of intangible assets is presented excluding fully amortized assets.
We recorded amortization of intangible assets totaling $3.8 million, $3.2 million and $3.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
At December 31, 2013, future amortization expense related to our intangible assets subject to amortization is expected to be as follows (in thousands):

2014	$7,187
2015	7,027
2016	6,821
2017	6,309
2018	6,182
Thereafter	19,022
$52,548
Goodwill
The change in goodwill for the years ended December 31, 2013 and 2012 is summarized in the following table (in thousands):

	Years Ended December 31,
	2013	2012
Balance at beginning of year	$51,577	$2,487
Additions	3,510	49,090
Balance at end of year	$55,087	$51,577
In 2013, goodwill of $817,000 was recorded in connection with finalizing the purchase price allocation for the Crux acquisition, goodwill of $1.2 million was recorded in connection with finalizing the purchase price allocation for the Sync-Rx acquisition, and goodwill of $1.5 million was recorded in connection with the Pioneer acquisition.
In 2012, goodwill of $12.4 million was recorded in connection with the Sync-Rx acquisition, and goodwill of $36.7 million was recorded in connection with the Crux acquisition.
Accrued Warranty
Accrued warranty liability is included in accrued expenses and other current liabilities in the consolidated balance sheets. The change in the accrued warranty liability for the years ended December 31, 2013, 2012 and 2011 is summarized in the following table (in thousands):

	Years Ended December 31,
	2013	2012	2011
Balance at beginning of year	$1,176	$1,077	$852
Warranties issued	2,135	1,898	1,864
Settlements	(2,159)	(1,799)	(1,639)
Balance at end of year	$1,152	$1,176	$1,077
Capital Lease Obligations
We lease certain equipment under capital lease arrangements. See Note 4 “Commitments and Contingencies - Leases” for more information.
Restructuring Activity
Disposables Manufacturing Transition to Costa Rica Initiative
During the second quarter of 2013, our management approved plans to consolidate and transition our manufacturing resources related to the manufacture of disposables to Costa Rica. Activities under this restructuring plan were initiated in the second quarter of 2013 and are expected to be substantially completed by the end of 2014. We estimate that this restructuring plan will result in total pre-tax charges of approximately $2.8 million, all of which are one-time termination benefits, including severance payments and continuing medical benefits.
A summary of the activities related to this initiative during 2013 is presented below (in thousands):

Employee Termination Cost
Balance at beginning of year	$—
Restructuring charges	333
Payments	(333)
Balance at end of year	$—
All charges were recorded in the restructuring charges line item within our consolidated statement of operations.
Strategic Reorganization Initiative
During the third quarter of 2013, our management evaluated various development projects, product lines and functional areas in an effort to reprioritize and reallocate our resources within our distribution, research and development, and clinical programs to focus on development and commercial efforts that we believe better advance our key strategies. The key elements under this restructuring plan include the discontinuation of development programs for our FL.IVUS, FL.ICE and OCT intravascular coronary imaging development programs, the termination of the commercial sale of the ReFLOW product line, and a modest reorganization of several functional areas and business units within the Company.
Activities under this restructuring plan were initiated in the third quarter of 2013 and are expected to be substantially completed by mid-year 2014. We estimate that this restructuring plan will result in total pre-tax charges of approximately $19.2 million, of which $19.0 million incurred during 2013. Approximately $7.8 million of these charges resulted or will result in cash outlay. The following provides a summary of our expected total costs associated with the plan by major type of costs (in thousands):

Type of Cost	Total Estimated Amount
Employee termination cost	$2,812
Asset write-off	11,402
Other associated cost	4,983
Total	$19,197

A summary of the restructuring charges related to this initiative during 2013 is presented below (in thousands):

	Employee Termination Cost	Asset Write-Off	Other Associated Cost	Total
Balance at beginning of year	$—	$—	$—	$—
Restructuring charges	2,867	11,402	4,772	19,041
Payments/write-off	(797)	(11,402)	—	(12,199)
Balance at end of year	$2,070	$—	$4,772	$6,842
The employee termination cost includes severance payments and continuing medical and other benefits. The asset write-off is related to the discontinued programs and includes impairment of properties, plant and equipments of $2.0 million, impairment of intangible assets of $6.3 million and other tangible asset impairment of $3.1 million. The other associated costs include our estimate of the probable contract termination costs related to our purchase and lease commitments, and other costs directly related to the restructuring activities.
All charges were recorded in the restructuring charges line item within our consolidated statement of operations.
Both restructuring initiatives are related to our medical segment.
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
Prior to August 7, 2017, the 2017 Notes are convertible only under the following circumstances: (1) during any fiscal quarter commencing after March 31, 2013 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “ 2017 Notes Measurement Period”) in which, for each trading day of such 2017 Notes Measurement Period, the trading price per $1,000 principal amount of 2017 Notes on such trading day was less than 98% of the product of the last reported sale price of our common stock on such trading day and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified distributions and corporate events. As of December 31, 2013, none of the conditions allowing holders of the 2017 Notes to convert had been met.
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
We are using an effective interest rate of 7.00% to calculate the accretion of the bond discount, which is being recorded as interest expense over the expected remaining term of the 2017 Notes. (The amount by which interest expense calculated using the effective interest rate of 7.00% exceeds the interest expense related to the coupon rate of 1.75%, is non-cash interest expense.) The effective rate is based on the interest rate for a similar instrument that does not have a conversion feature. We may be required to pay additional interest upon occurrence of certain events as outlined in the indenture governing the 2017 Notes. As of December 31, 2013, the remaining term of the 2017 Notes is 3.92 years.
Upon conversion of a note, holders of the 2017 Notes will receive up to the principal amount of the converted note in cash and any excess conversion value (conversion spread) in shares of our common stock. The amount of cash and the number of shares of our common stock, if any, will be based on an 80 trading day observation period as described in the indenture. As described in Note 1 - “Organization and Summary of Significant Accounting Policies”, the conversion spread will be included in the denominator for the computation of diluted net income (loss) per common share, using the treasury stock method, if the effect is dilutive.
As discussed above, to hedge against potential dilution upon conversion of the 2017 Notes, we also purchased call options on our common stock from counterparties. The call options give us the right to purchase up to approximately 14.0 million shares of our common stock at $32.83 per share subject to certain adjustments that generally correspond to the adjustments to the conversion rate for the 2017 Notes. We paid an aggregate of $89.8 million to purchase these call options. The call options will expire on December 1, 2017, unless earlier terminated or exercised. To reduce the cost of the hedge, in a separate transaction we sold warrants to counterparties. These warrants give the counterparties the right to purchase up to approximately 14.0 million shares of our common stock at $37.59 per share, subject to certain adjustments. These warrants will be exercisable and will expire in equal installments for a period of 120 trading days beginning on March 15, 2018. We received an aggregate of $53.7 million from the sale of these warrants. In accordance with ASC 815, we concluded that the call options and warrants were indexed to our stock. Therefore, the call options and warrants were classified as equity instruments and will not be marked to market prospectively unless certain conditions as described in the 2017 Notes occur. The net amount of $36.1 million was recorded as a reduction to additional paid-in capital. The settlement terms of the call options provide for net share settlement and the settlement terms of the warrants provide for net share or cash settlement at our option.
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

Prior to June 1, 2015, the 2015 Notes are convertible only under the following circumstances: (1) during any fiscal quarter commencing after December 31, 2010 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “2015 Notes Measurement Period”) in which, for each trading day of such 2015 Notes Measurement Period, the trading price per $1,000 principal amount of 2015 Notes on such trading day was less than 98% of the product of the last reported sale price of our common stock on such trading day and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified distributions and corporate events. As of December 31, 2013, the “if-converted” value of the 2015 Notes did not exceed its principal amount and none of the conditions allowing holders of the 2015 Notes to convert had been met.
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
We are using an effective interest rate of 7.65% to calculate the accretion of the bond discount, which is being recorded as interest expense over the expected remaining term of the 2015 Notes. (The amount by which interest expense calculated using the effective interest rate of 7.65% exceeds the interest expense related to the coupon rate of 2.875%, is non-cash interest expense.) The effective rate is based on the interest rate for a similar instrument that does not have a conversion feature. We may be required to pay additional interest upon occurrence of certain events as outlined in the indenture governing the 2015 Notes. As of December 31, 2013, the remaining term of the 2015 Notes is 1.67 years.
Upon conversion of a note, holders of the 2015 Notes will receive up to the principal amount of the converted note in cash and any excess conversion value (conversion spread) in shares of our common stock. The amount of cash and the number of shares of our common stock, if any, will be based on a 25 trading day observation period as described in the indenture. As described in Note 1 - “Organization and Summary of Significant Accounting Policies”, the conversion spread will be included in the denominator for the computation of diluted net income (loss) per common share, using the treasury stock method.
As discussed above, to hedge against potential dilution upon conversion of the 2015 Notes, we also purchased call options on our common stock from a counterparty. The call options give us the right to purchase up to approximately 3.9 million shares of our common stock at $29.64 per share subject to certain adjustments that generally correspond to the adjustments to the conversion rate for the 2015 Notes. We paid an aggregate of $27.2 million to purchase these call options. The call options will expire on September 1, 2015, unless earlier terminated or exercised. To reduce the cost of the hedge, in a separate transaction we sold warrants to a counterparty. These warrants give the counterparty the right to purchase up to approximately 3.9 million shares of our common stock at $34.875 per share, subject to certain adjustments. These warrants will be exercisable and will expire in equal installments for a period of 50 trading days beginning on December 1, 2015. We received an aggregate of $17.1 million from the sale of these warrants. In accordance with ASC 815, we concluded that the call options and warrants were indexed to our stock. Therefore, the call options and warrants were classified as equity instruments and will not be marked to market prospectively unless certain conditions as described in the 2015 Notes occur. The net amount of $10.0 million paid to the counterparty was recorded as a reduction to additional paid-in capital. The settlement terms of the call options provide for net share settlement and the settlement terms of the warrants provide for net share or cash settlement at our option.
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
Carrying value, fair value and interest expense
The carrying values of the liability and equity components of both the 2017 Notes and the 2015 Notes, together the "Notes", are reflected in our consolidated balance sheets as follows (in thousands):

	As of December 31,
	2013	2012
Long-term debt:
2.875% Convertible Senior Notes due 2015:
Principal amount	$25,000	$25,000
Unamortized discount of liability component	(1,818)	(2,830)
Unamortized debt issuance costs	(204)	(326)
Carrying value of liability component	$22,978	$21,844

1.75% Convertible Senior Notes due 2017:
Principal amount	$460,000	$460,000
Unamortized discount of liability component	(72,902)	(88,536)
Unamortized debt issuance costs	(9,064)	(11,008)
Carrying value of liability component	$378,034	$360,456
Total long-term debt	$401,012	$382,300

Equity—net carrying value
2.875% Convertible Senior Notes due 2015	$452	$452
1.75% Convertible Senior Notes due 2017	$89,415	$89,415
The fair values of the Notes, which are all Level 2 measurements, are summarized as follows (in thousands):

	As of December 31,
	2013	2012
2.875% Convertible Senior Notes due 2015	$25,950	$26,950
1.75% Convertible Senior Notes due 2017	456,320	462,850
Total	$482,270	$489,800
Interest expense related to the Notes was included in interest expense on the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2013	2012
Contractual coupon interest	$8,769	$3,625
Amortization of debt issuance costs	2,217	811
Accretion of debt discount	16,646	4,932
Capitalized interest	(939)	(1,638)
	$26,693	$7,730

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
On April 7, 2011, the Court entered an Amended Final Judgment in the Massachusetts Action: a) in favor of Volcano and Axsun on LightLab's claims for trade secret misappropriation on items 1-30 on LightLab's list of alleged trade secrets, b) ordered Volcano and Axsun to collectively pay $600,000 in damages and $4.5 million in attorneys' fees, c) in favor of LightLab on its claims against Axsun for breach of contract, breach of implied covenant of good faith and fair dealing, for violation of 93A, and misappropriation of trade secrets for disclosing three particular items to Volcano in December 2008 - the specifications for the two lasers provided by Axsun to LightLab and one Axsun laser prototype made in 2008, d) in favor of LightLab on its claims against Volcano for intentional interference with a contract and advantageous business relationship, unjust enrichment, violation of 93A, and misappropriation of trade secrets for the same three trade secrets described above. In addition, the Court denied a majority of LightLab's requested injunctions, and entered limited injunctive relief, none of which management believes have a material effect upon Volcano.
LightLab appealed various decisions of the Court including, a) the Court's pre-trial rulings excluding certain lost profits damages evidence that LightLab sought to introduce at trial; b) the Court's decisions adverse to LightLab's claims for trade secret misappropriation in items 1-30 of LightLab's alleged list of trade secrets, including various rulings requiring evidence of use or intent to use as a prerequisite for injunctive relief; c) the Court's post-trial decisions denying permanent injunctive relief that LightLab requested as terms of the Final Judgment; and; d) the denial of LightLab's motion to alter or amend the Final Judgment, which motion sought to obtain additional declaratory relief barring Axsun from “supplying” tunable lasers to Volcano. Volcano and Axsun did not cross appeal the Amended Final Judgment in 2011, and Volcano and Axsun satisfied their payment obligations under the Amended Final Judgment by Volcano paying Lightlab approximately $5.4 million. The Massachusetts Supreme Judicial Court heard LightLab's appeal on December 2, 2013.
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
In January 2014, Volcano requested the Chancery Court dismiss the Chancery Court Actions. The Chancery Court has not ruled on this motion.
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
On September 20, 2010, Volcano filed its response, in which we denied the allegations that our PrimeWire ® products infringe any valid claim of St. Jude Medical's asserted patents. In addition, Volcano filed a counterclaim in which we alleged that St. Jude Medical's PressureWire ® products and its RadiAnalyzer ® Xpress product infringe three Volcano patents. In our counterclaim, Volcano sought injunctive relief and monetary damages. Trials on the St. Jude Medical patents and Volcano's patents were held in October 2012.
On October 12, 2012, the court entered summary judgment for Volcano with respect to one of St. Jude Medical's asserted patents. On October 19, 2012, a jury found in favor of Volcano on the remaining four St. Jude Medical patents, finding that two of the patents were invalid and that Volcano did not infringe two of the patents. On October 22, 2012, Volcano voluntarily dismissed its claims against St. Jude Medical with respect to one of Volcano's patents. On October 25, 2012, a jury found in favor of St. Jude Medical with respect to Volcano's asserted patents. In conjunction with the trial, St. Jude Medical agreed that previous versions of its PressureWire® products infringed Volcano's 6,976,965 patent (a pressure sensing guide wire patent). Post-trial motions are pending or remain available to the parties in the case. Volcano and St. Jude have stipulated to a confidential damages amount.

On April 9, 2012, St. Jude Medical, Cardiology Division, Inc., St. Jude Medical Systems AB and St. Jude Medical S.C. filed a sealed complaint in the United States District Court for the District of Delaware alleging that Volcano Corporation infringes United States Patent No. 6,565,514. Trial will be in December 2014 in this case.
On April 16, 2013, Volcano filed suit in Federal District Court in Delaware against St. Jude Medical, Cardiovascular and Ablation Technologies Division, Inc., St. Jude Medical, Cardiology Division, Inc., St. Jude Medical, U.S. Division, St. Jude Medical S.C. Inc., and St. Jude Medical Systems AB, (collectively, “St. Jude”) for infringement of Volcano's recently issued United States Patent Nos. 8,419,647 and 8,419,648 both entitled “Ultra Miniature Pressure Sensor.” Volcano's complaint accuses St. Jude's PressureWire™ Certus and PressureWire™ Aeris cardiac pressure sensing guide wire products (the “Accused Guide Wires”) and St. Jude's RadiAnalyzer™ Xpress Measurement System, Ilumien™ PCI Optimization System and Quantien™ Integrated FFR Platform, which are used with the Accused Guide Wires, of infringing the patented methods of United States Patent No. 8,419,647. Volcano's complaint also accuses the Accused Guide Wires of infringing the patented device claims of United States Patent No. 8,419,648. A claim construction hearing was held in November 2013, and a ruling adverse to Volcano was issued in January 2014. In February 2014, the parties submitted a joint stipulation to the Court agreeing that the Accused Guide Wires do not infringe Volcano’s patents under the Court’s claim construction ruling. Volcano intends to appeal the claim construction ruling.
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
Litigation - Other
In November 2012, we became aware through newspaper reports in the Italian media that a former employee of ours was under criminal investigation for an alleged violation of Italian anti-bribery laws. We also learned that Volcano Europe B.V.B.A., our wholly-owned subsidiary, had temporarily been prohibited from establishing new contractual relationships with hospitals that are part of the Italian national health system. Following a court hearing, the temporary prohibition was lifted. The Italian public prosecutor's request that such prohibition be reinstituted was denied. The Italian public prosecutor is alleging that the approximately €5,000 that we paid to an Italian state-employed physician for conducting a training session was paid in an effort to influence the outcome of a clinical trial.
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

Licenses
We entered into various license agreements with third parties whereby we were granted licenses or rights to certain patents and technology. During the years ended December 31, 2013, 2012 and 2011, royalty expense related to the use of these licensed technology of $2.5 million, $1.5 million, and $1.8 million, respectively, was recorded in cost of revenues. None of the agreements are individually material to our consolidated results of operations or financial position.
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
At December 31, 2013, future minimum lease commitments under non-cancelable leases are as follows (in thousands):

Year Ending December 31,	Capital	Operating
2014	$18	$8,800
2015	7	5,808
2016	5	5,766
2017	—	5,407
2018	—	5,222
Thereafter	—	24,449
Net minimum lease payments	$30	$55,452
Less:
Amounts representing interest	—
Current	—
Long-term	$30
Total rental expense was $7.1 million, $7.0 million, and $6.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Commitments and Other Contractual Obligations
We have obligations under non-cancelable purchase commitments. The majority of these obligations related to inventory, primarily raw materials. At December 31, 2013, the future minimum payments under these non-cancelable purchase commitments totaled $70.1 million. Approximately $65.8 million of these commitments will require payment in 12 months, of which $63.5 million of these commitments will require payment prior to March 31, 2014. The remaining amount will require payments at various dates through 2016.
We have commitments to provide funding of $4.6 million to a clinical study conducted by a third-party and at December 31, 2013, we have a remaining obligation of up to $2.1 million. We will be billed as services are performed under the agreement. In addition, we have entered into agreements with other third parties to sponsor clinical studies. Generally, we contract with one or more clinical research sites for a single study and no one agreement is material to our consolidated results of operations or financial condition. We are usually billed as services are performed based on enrollment and are required to make payments over periods ranging from less than one year up to three years. Our actual payments under these agreements will vary based on enrollment.
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
5. Stockholders’ Equity
Common Stock
We are authorized to issue 250,000,000 shares of common stock at $0.001 par value per share.
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
Warrants
In connection with our convertible debt offerings discussed in Note 3 “Financial Statement Details — Debt”, at December 31, 2013, we had warrants for approximately 14.0 million shares of common stock that are exercisable at a price of $37.59 per share, subject to certain adjustments, in equal installments for a period of 120 trading days beginning on March 15, 2018, and warrants for approximately 850,000 shares of common stock that are exercisable at a price of $34.875 per share, subject to certain adjustments, in equal installments for a period of 50 trading days beginning on December 1, 2015.
Preferred Stock
We are authorized to issue 10,000,000 shares of undesignated preferred stock at $0.001 par value per share. The Board of Directors may determine the rights, preferences, privileges, qualifications, limitations and restrictions granted or imposed upon any series of preferred stock. As of December 31, 2013 and 2012, no preferred stock was outstanding.
Share Repurchase Program
On December 2, 2013, our board of directors authorized a $200 million share repurchase program. Pursuant to this approval, we entered into a $100 million accelerated share repurchase, or ASR, program with a counterparty, and received 3,557,137 shares of our common stock. The final number of shares to be repurchased by us under this ASR will be determined at the completion of the ASR program and will be based generally on the daily volume-weighted average share price of our common stock during a period of up to approximately four months, less an agreed-to discount. At settlement, we may receive additional shares of common stock from the counterparty, or under certain circumstances, may be required to deliver shares of common stock or remit a settlement amount in cash, at our option. All common shares repurchased under the ASR program were retired in December 2013.
All of our repurchases were treated as effective retirements of the purchased shares and therefore reduced reported shares issued and outstanding by the number of shares repurchased. In addition, the Company recorded the excess of the purchase price over the par value of the common stock as a reduction to additional paid-in capital.
Equity Compensation Plans
In October 2005, our stockholders approved the 2005 Equity Compensation Plan, or the 2005 Plan. Upon adoption of the 2005 Plan, issuance of stock awards under our 2000 Long Term Incentive Plan ceased.
On July 29, 2009, our stockholders approved an amendment and restatement of our 2005 Plan and the plan was renamed to the Amended and Restated 2005 Equity Compensation Plan, or the 2005 Amended Plan. The 2005 Amended Plan was further amended by our Board of Directors in February 2011, March 2011 and February 2013, which amendments were approved by our shareholders in May 2011 and May 2013. The 2005 Amended Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, or RSU, performance stock awards, performance cash awards and other stock awards. The 2005 Amended Plan does not allow repricing of stock options without express approval of the stockholders and clarifies that a change in control must actually occur in order for change in control benefits to be realized. Our 2005 Amended Plan provides for an aggregate of 21,572,558 shares of our common stock that may be issued or transferred to our employees, non-employee directors and consultants, including increases of 2,050,000, 2,500,000 and 5,360,000 shares which were approved by our stockholders on July 29, 2009, May 2, 2011 and May 15, 2013, respectively. Commencing July 29, 2009, the number of shares of common stock available for issuance under the 2005 Amended Plan was reduced by one share for each share of stock issued pursuant to a stock option or a stock appreciation right and one and sixty-three hundredths (1.63) shares for each share of common stock issued pursuant to a restricted stock award, restricted stock unit, or RSU, award, performance stock award or other stock award. On May 2, 2011, the plan was amended again and the number of shares of common stock available for issuance under the 2005 Amended Plan was reduced by one share for each share of stock issued pursuant to a stock option or a stock appreciation right and two and twelve hundredths (2.12) shares for each share of common stock issued pursuant to a restricted stock award, RSU, award, performance stock award or other stock award. Shares net exercised or retained to cover a participant’s minimum tax withholding obligations are not available for issuance under the 2005 Amended Plan.
At December 31, 2013, we have granted stock options and RSUs under the 2005 Amended Plan. Stock options previously granted under the 2000 Long Term Incentive Plan and the 2005 Plan that are canceled or expired will increase the shares available for grant under the 2005 Amended Plan. At December 31, 2013, 6,793,238 shares remained available to grant under the 2005 Amended Plan.
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
Stock option activity for the year ended December 31, 2013 is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	3,596,135	$17.82
Granted	1,009,162	23.11
Exercised	(574,194)	11.12
Forfeited or expired	(265,920)	21.33
Outstanding at December 31, 2013	3,765,183	$20.01	3.43	$13,734
Exercisable at December 31, 2013	2,717,951	$18.27	2.24	$13,125
Vested and expected to vest at December 31, 2013	3,663,644	$19.89	3.36	$13,689
Options outstanding at December 31, 2013 are summarized as follows:

	Options Outstanding			Options Vested
	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Vested Outstanding	Weighted- Average Exercise Price
$0.33–$12.63	385,031	1.36	$8.50	384,907	$8.51
$12.96–$13.77	381,232	1.86	13.52	381,232	13.52
$14.00–$17.27	402,452	2.85	15.60	364,426	15.47
$17.67–$18.90	129,017	4.72	18.49	41,128	18.40
$19.07	542,674	3.10	19.07	518,512	19.07
$19.11-$21.06	384,991	1.06	19.49	345,510	19.35
$21.07–$25.00	309,224	4.81	22.41	128,311	22.53
$25.40	484,791	6.15	25.40	88,912	25.40
$25.57-$28.63	386,569	4.08	27.41	292,373	27.35
$28.70-$32.52	359,202	5.01	29.43	172,433	29.57
$0.33–$32.52	3,765,183	3.43	20.01	2,717,744	18.27
Non-vested stock option activity for the year ended at December 31, 2013 is as follows:

	Non-vested Stock Options	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2012	784,820	$7.63
Granted	1,009,162	7.37
Vested	(557,180)	8.37
Forfeited or expired	(189,570)	12.32
Outstanding at December 31, 2013	1,047,232	6.14
The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2013, 2012 and 2011 was $7.45, $10.78 and $11.34, respectively.
Restricted Stock Unit Activity
The RSU includes time-vested RSU and performance-based RSU. The time-vested RSU entitle the holder to shares of common stock as the units vest in equal annual installments over a four-year period.
Starting from 2012, we granted performance RSU to officers and key employees under the terms of the 2005 Amended Plan to align key management and senior leadership with stockholders' interests and to retain key employees. The performance RSU granted for years 2012 and 2013 generally vest over three years, with one third vesting on the date of certification of achievement of the pre-determined performance goals, and the remaining two thirds vesting evenly on the following two year-end dates (December 31), contingent upon the recipient’s continued service to the Company on each such date.
On February 19, 2013, the Compensation Committee certified the actual performance achievement of participants in the 2012 Long-Term Incentive Plan, or the 2012 program. Based upon the achievement of specific performance goals outlined in the 2012 Program, participants were granted approximately 58,000 RSUs under the 2012 Program. One third of the RSUs under the 2012 Program vested on the certification date, one third vested on December 31, 2013 and the remaining one third vests on December 31, 2014, contingent upon the recipient's continued service to the Company.
On February 12, 2014, the Compensation Committee certified the actual performance achievement of participants in the 2013 Long-Term Incentive Plan, or the 2013 program. Based upon the achievement of specific performance goals outlined in the 2013 Program, participants were granted approximately 73,000 RSUs under the 2013 Program. One third of the RSUs under the 2013 Program vested on the certification date and the remaining two thirds will vest evenly on each of December 31, 2014 and December 31, 2015, contingent upon the recipient's continued service to the Company.
RSU activity, including time-vested RSU and performance RSU, for the year ended December 31, 2013 is as follows:

Restricted Stock Units
Outstanding at December 31, 2012	918,367
Granted	526,624
Vested	(372,920)
Forfeited or expired	(69,690)
Outstanding at December 31, 2013	1,002,381
The weighted-average grant-date fair value of RSU granted, including time-vested RSU and performance RSU, during the years ended December 31, 2013, 2012 and 2011 was $24.30, $27.87 and $26.62, respectively.
During the year ended December 31, 2013, we released 372,920 shares of common stock based on the vesting terms of certain RSU agreements.
There was no common stock held in treasury as of December 31, 2013 and 2012.
Employee Stock Purchase Plan Activity
In June 2007, our stockholders approved the adoption of our 2007 Employee Stock Purchase Plan, or Purchase Plan. The Purchase Plan provides eligible employees the opportunity to purchase shares of our common stock at the lower of up to 85% of the fair market value on the first or last day of the applicable offering period, by having withheld from their salary an amount up to 15% of their compensation, without paying brokerage fees or commissions on purchases. Our Purchase Plan is deemed to be compensatory, and therefore, Purchase Plan expense has been included in our consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011. We pay for the administrative expenses of the Purchase Plan. No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year, nor may purchase more than 750 shares in any six-month purchase period.
Commencing January 1, 2008, common stock reserved for issuance under the Purchase Plan automatically increases by the lower of 1/2% of our outstanding common stock or 600,000 shares on the first day of January of each year. In November 2012 and 2011, the Board of Directors exercised its right not to increase the number of shares of common stock available for issuance under the Purchase Plan that was scheduled to occur on January 1, 2013 and January 1, 2012, respectively. As a result, at December 31, 2013, the number of shares of common stock reserved for issuance under the Purchase Plan remained at 1,100,000 shares and 55,911 shares of common stock were available for issuance under the Purchase Plan. According to the terms of the Purchase Plan, the number of shares of common stock available for issuance under the Purchase Plan was automatically increased by 600,000 shares on January 1, 2014.
During the years ended December 31, 2013, 2012 and 2011, 195,469, 163,818, and 171,251 shares, respectively, were purchased at an average per share price of $18.30, $23.69, and $20.75, respectively.
Fair Value Assumptions
The fair value of each stock option is estimated on the date of grant using the Black-Scholes model utilizing the following weighted-average assumptions:

	2013	2012	2011
Risk-free interest rate	0.7%	0.8%	1.9%
Expected life (years)	4.2	4.1	4.4
Estimated volatility	39.2%	46.9%	47.4%
Expected dividends	None	None	None
Weighted-average grant date fair value	$7.45	$10.78	$11.34
The risk-free interest rate for periods within the contractual life of the stock option is based on the implied yield available on U.S. Treasury constant maturity securities with the same or substantially equivalent remaining terms at the time of grant. We use our historical stock option exercise experience to estimate the expected term of our stock options. We use volatility of our own common stock in determining the grant date fair value. We use a zero value of the expected dividend value factor since we have not declared any dividends in the past and we do not anticipate declaring any dividends in the foreseeable future.
The first offering period under the Purchase Plan commenced in September 2007. The fair value of each purchase option under the Purchase Plan is estimated at the beginning of each purchase period using the Black-Scholes model utilizing the following weighted-average assumptions:

	Years Ended December 31,
	2013	2012	2011
Risk-free interest rate	0.1%	0.1%	0.1%
Expected life (years)	0.5	0.5	0.5
Estimated volatility	29.6%	38.2%	36.4%
Expected dividends	None	None	None
Fair value of purchase right	$5.30	$7.31	$6.76
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
The following table sets forth stock-based compensation expense included in our consolidated statements of operations (in thousands):

	Years Ended December 31,
	2013	2012	2011
Cost of revenues	$748	$715	$459
Selling, general and administrative	13,608	12,666	10,850
Research and development	1,728	1,698	1,682
	$16,084	$15,079	$12,991
Included in our stock-based compensation expense is $0, $0 and $115,000 of stock-based compensation expense related to non-employees in the years ended December 31, 2013, 2012 and 2011, respectively. In the years ended December 31, 2013, 2012 and 2011, we recorded $1.0 million, $1.2 million and $1.0 million, respectively, of stock-based compensation expense related to the Purchase Plan. At December 31, 2013 and 2012, there was $219,000 and $258,000, respectively, of total stock-based compensation cost capitalized in inventories.
We estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rates in the years ended December 31, 2013, 2012 and 2011 are based on our historical forfeiture experience.
Stock option excess tax benefits of $0, $35,000 and $165,000 were credited to additional paid-in-capital during the year ended December 31, 2013, 2012 and 2011.
The total intrinsic value of stock options exercised during the year ended December 31, 2013, 2012 and 2011 was $6.3 million, $12.2 million and $14.7 million, respectively, and represents the difference between the exercise price of the option and the fair value of our common stock on the dates exercised. The total grant-date fair value of stock options vested during the year ended December 31, 2013, 2012 and 2011 was $4.7 million, $5.4 million and $5.6 million, respectively.
At December 31, 2013, there was $8.3 million, $16.5 million, and $182,000 of total unrecognized employee compensation cost related to stock options, RSUs and the Purchase Plan, respectively, which is expected to be recognized over a weighted average of 2.60 years, 2.38 years, and 0.20 years, respectively.

6. Income Taxes
The income tax expense (benefit) is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$—	$—	$—
State	224	207	498
Foreign	2,004	2,469	2,283
	2,228	2,676	2,781
Deferred:
Federal	(20,903)	3,940	(19,739)
State	1,878	182	(2,248)
Foreign	467	(5,131)	(784)
	(18,558)	(1,009)	(22,771)
Income tax expense (benefit)	$(16,330)	$1,667	$(19,990)
Losses before income taxes relating to non-U.S. operations were $794,000, $43,000 and $133,000 in the years ended December 31, 2013, 2012 and 2011, respectively.
The income tax expense (benefit) in the accompanying consolidated statements of operations differ from the expense (benefit) calculated by applying the U.S. federal statutory income tax rate of 35% to income (loss) before income taxes expense (benefit) due to the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
U.S. federal statutory income tax expense (benefit)	$(17,791)	$3,391	$6,339
State income tax expense (benefit), net of federal income tax expense	(1,470)	296	(1,800)
Valuation allowance	3,777	(4,917)	(25,840)
Foreign tax rate differential	(2,997)	(342)	156
Credits	(1,935)	—	(1,405)
Acquisition-related items	1,409	559	—
Other	2,677	2,680	2,560
Income tax expense (benefit)	$(16,330)	$1,667	$(19,990)

The components of our deferred tax assets are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryovers	$40,071	$28,431
Tax credit carryovers	12,343	9,704
Accruals and deferred revenue	12,979	7,355
Stock based compensation	10,310	9,021
Original issue discount	—	379
Total deferred tax assets	75,703	54,890
Deferred tax liabilities:
Depreciation and amortization	(18,361)	(20,557)
Deferred tax assets:	57,342	34,333
Valuation allowance	(12,601)	(6,309)
Net deferred tax assets (liabilities)	$44,741	$28,024
The net change in the total valuation allowance was an increase of $6.3 million in 2013. Of this amount, $3.8 million was recorded as reduction in the income tax benefit and $2.5 million was recorded as a reduction to goodwill.

In February 2009, the California 2009-2010 budget was enacted into law, allowing companies to elect, for income tax purposes, to apply a single sales factor apportionment for years beginning after January 1, 2011. Further, Proposition 39 was passed on November 6, 2012, requiring multi-state business to apportion income to California using a single-sales factor method of apportionment for taxable years beginning on or after January 1, 2013. Based upon our election in 2011 and change in law in 2012, we were maintaining a valuation allowance to offset a portion of our California deferred tax assets as realization of such assets did not meet the more-likely-than-not threshold required under accounting guidelines. During 2013, we reevaluated our California deferred tax asset, and other state deferred tax assets, in light of our current and forecasted operations, and we concluded that it was more likely than not that we would not be able to realize the remaining California deferred tax assets. Therefore, during 2013, we recognized an additional $3.8 million of valuation allowance against our state deferred tax assets as discussed above.
In the case of an acquired entity, we record a valuation allowance through purchase accounting as an adjustment to goodwill at the acquisition date if it is more likely than not that all or a portion of the acquired deferred tax assets will not be realized in the future. To the extent there is a change in the valuation allowance in the case of an acquired entity during the measurement period, adjustments were recorded through goodwill provided that such change relates to new information about the facts and circumstances that existed on the acquisition date. In 2013, we completed our purchase accounting analysis regarding two 2012 acquisitions, and concluded that it was more likely than not that an additional $1.4 million of foreign deferred tax assets related to the Sync-Rx, Ltd. acquisition and $1.1 million of acquired state deferred tax assets related to Crux Biomedical, Inc. acquisition are not realizable. This resulted in an increase in valuation allowance against these deferred tax assets, which was recorded as a reduction to goodwill as discussed above.
In 2013, the Company incurred a net loss, and is not projecting a return to profitability in 2014. As of December 31, 2013, management has evaluated the recoverability of its Federal deferred tax assets, including factors such as a consideration of forecasted operating results, in-process changes in its manufacturing processes, potential tax planning strategies, as well as the period of time that will transpire before the underlying deferred tax assets will expire. Based on this evaluation, management has concluded that it is more likely than not that the underlying deferred tax assets will be utilized prior to their expiration, and therefore continues to believe that the Federal deferred tax assets will be recovered.
The net change in the total valuation allowance was a decrease of $3.1 million in 2012. At December 31, 2012 , we concluded that it is more likely than not that the benefits of a portion of our foreign deferred income tax assets will be realized. We expect that our foreign operations in the respective jurisdictions will generate sufficient taxable income in future periods to realize the tax benefit associated with the related deferred tax asset. Accordingly,we reversed the valuation allowance on the foreign gross deferred income tax assets.
At December 31, 2013 and 2012, valuation allowances remained within certain U.S. state jurisdictions and selected international jurisdictions to offset deferred tax assets, as realization of such assets is not more likely than not.
During 2012, we also acquired Sync-Rx, an Israeli corporation. Total pre-acquisition net operating loss carryforwards were approximately $8.4 million. It is expected that the net operating loss carryforward recorded as a deferred tax asset will not be utilized.
Internal Revenue Code Section 382 places a limitation on the utilization of U.S. and state net operating losses and credit carryforwards when an ownership change, as defined by the tax law occurs. Generally, this occurs when a greater than 50% change in ownership occurs. During 2012, we acquired a greater than 50% ownership in Crux Biomedical, a U.S. corporation. We analyzed our ability to use the NOL's acquired from Crux under Section 382 limitations and concluded that federal and state net operating losses of $30.6 million and $30.8 million were not limited.
Pursuant to Internal Revenue Code Section 382, use of net operating loss carry forwards related to prior acquisitions of approximately $20.1 million may be limited. These carry forwards will expire if we are unable to generate sufficient taxable income within the carry forward period. The Company is assessing whether any additional limitations are required.
At December 31, 2013, we have federal and state net operating loss carry forwards of approximately $133.6 million and $80.4 million, respectively. The federal and state net operating loss carry forwards begin to expire in 2021 and 2014, respectively, unless previously utilized. In addition, we have federal and state research and experimentation tax credit carry forwards of approximately $8.7 million and $10.2 million, respectively. The federal credits begin to expire in 2023. The California state credits carry forward indefinitely. The Massachusetts state credit carry forwards begin to expire in 2019. Foreign net operating losses are approximately $20.9 million and carry forward indefinitely.
U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The Company has no intent to repatriate such earnings. The amount of the temporary difference is approximately $16.7 million as of December 31, 2013. The amount of unrecognized deferred tax liability related to the temporary difference is estimated to be no more than $5.9 million as of December 31, 2013.
As a result of certain realization requirements of ASC 718, the table of deferred tax assets shown above does not include certain deferred tax assets at December 31, 2013 and 2012 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by approximately $20.1 million if and when such deferred tax assets are ultimately realized. We use the with-and-without approach ignoring indirect effects for purposes of determining when excess tax benefits have been realized. Stock option excess tax benefits of $0 and $35,000 were credited to additional paid-in-capital during the years ended December 31, 2013 and 2012.
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
At December 31, 2013, the total amount of gross unrecognized tax benefits, including interest and penalties, was approximately $1.1 million. If recognized, these benefits would affect our effective tax rate. The aggregate change in the balances of these benefits is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Balance at beginning of year	$1,071	$1,065	$878
Increases related to tax positions taken during the current year	53	46	205
Increases (decreases) related to tax positions taken during a prior period	(42)	(40)	(18)
Balance at end of year	$1,082	$1,071	$1,065
We accrue interest and penalties on underpayment of income taxes related to unrecognized tax benefits as a component of income tax expense in our consolidated statements of operations. The amounts recognized for interest and penalties during the years ended December 31, 2013, 2012 and 2011 were $53,000, $46,000, and $34,000, respectively.
We are open for audit by the U.S. Internal Revenue Service and state tax jurisdictions from our inception in 2000 through 2013. We were audited by the Belgian tax authorities for the 2005 and 2006 years. There were no significant adjustments as a result of this audit. We continue to be open for audit by Belgium and various European tax jurisdictions from the inception of Volcano Europe in 2003 through 2013, and by South Africa from the inception of Volcano South Africa in 2008 through 2013. We were audited by the Japanese tax authorities for the 2005 through 2007 years. There were no significant adjustments as a result of this audit. We continue to be open for audit by the Japanese tax authorities from the inception of Volcano Japan in 2004 through 2013. We continue to be open for audit by the Israeli tax authorities from the inception of Sync-Rx in 2005 through 2013.
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
We do not assess the performance of our segments on other measures of income or expense, such as depreciation and amortization, operating income or net income (loss). We do not produce reports for, or measure the performance of, our segments on any asset-based metrics. Therefore, segment information is presented only for revenues by product.
The following table sets forth our revenues by segment and product (in thousands):

	Years Ended December 31,			Percentage Change
	2013	2012	2011	2012 to 2013	2011 to 2012
Medical segment:
Consoles	$43,602	$40,687	$40,954	7.2%	(0.7)%
Single-procedure disposables:
IVUS	194,225	205,843	200,970	(5.6)%	2.4%
FM	112,643	94,885	67,082	18.7%	41.4%
Other	34,775	29,716	23,530	17.0%	26.3%
Sub-total medical segment	385,245	371,131	332,536	3.8%	11.6%
Industrial segment	8,433	10,735	11,010	(21.4)%	(2.5)%
	$393,678	$381,866	$343,546	3.1%	11.2%
The following table sets forth our revenues by geography expressed as dollar amounts (in thousands) and the changes in revenues in the specified periods expressed as percentages:

	Years Ended December 31,			Percentage Change
	2013	2012	2011	2012 to 2013	2011 to 2012
Revenues (1):
United States	$189,748	$177,992	$157,412	6.6%	13.1%
Japan	109,492	123,558	105,892	(11.4)%	16.7%
Europe, the Middle East and Africa	71,018	57,913	60,249	22.6%	(3.9)%
Rest of world	23,420	22,403	19,993	4.5%	12.1%
	$393,678	$381,866	$343,546	3.1%	11.2%

(1)
Revenues are attributed to geographies based on the location of the customer, except for shipments to original equipment manufacturers, which are attributed to the country of origin of the equipment distributed.

At December 31, 2013, approximately 49% of our long-lived assets, excluding financial assets, are located in the U.S., approximately 39% are located in Costa Rica, 8% are located in Japan, and approximately 4% are located in our remaining geographies. At December 31, 2012, approximately 42% of our long-lived assets, excluding financial assets, were located in the U.S., approximately 42% were located in Costa Rica, approximately 12% were located in Japan, and approximately 4% were located in our remaining geographies.
At December 31, 2013 and 2012, goodwill of $55.1 million and $51.6 million, respectively, has been allocated entirely to our medical segment.
8. Related Party

In November 2013, we purchased shares of preferred stock of a private company, for an aggregate purchase price of approximately $15.0 million in a preferred stock financing transaction pursuant to which the private company raised an aggregate of $20.0 million. The investment was accounted for under the cost method of accounting and is recorded as other non-current assets in our consolidated balance sheets.
John Onopchenko, our Executive Vice President of Strategy, Business Development and Integration, owns 33.33% of Synergy Life Science Partners, L.P., or Synergy, which, immediately prior to the financing transaction, held approximately 14% of the private company's outstanding capital stock on a fully-diluted basis. In addition, Synergy invested approximately $884,000 in the financing transaction. Immediately following the financing transaction, we held approximately 13% of the private company's outstanding capital stock on a fully-diluted basis and Synergy held approximately 12% of the private company's outstanding capital stock on a fully-diluted basis.
9. Employee Benefits
Defined Contribution Plans
We have a defined contribution 401(k) plan for our U.S. employees who are at least 21 years of age. Employees are eligible to participate in the plan beginning on the first day of the month following their first date of hire. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation or as a fixed amount per pay period. During the years ended December 31, 2013, 2012 and 2011, we have made discretionary contributions equal to 25% of participant contributions up to a maximum of 6% of the participant’s annual salary totaling $1.1 million, $1.0 million, and $928,000, respectively.
We also sponsor additional defined contribution plans for most of our European employees. Contributions under all such plans were $707,000, $481,000 and $412,000 in the years ended December 31, 2013, 2012 and 2011, respectively.

10. Quarterly Information (Unaudited)
The following table sets forth our unaudited quarterly summary consolidated statements of operations in each of the quarters for the years ended December 31, 2013 and 2012. The information for each of these quarters is unaudited and has been prepared on the same basis as our consolidated financial statements. This data should be read in conjunction with our consolidated financial statements and related notes. These operating results may not be indicative of results to be expected for any future period (amounts in thousands, except per share data).

	Quarter Ended (unaudited)				Year ended December 31 (1)
2013	March 31	June 30	September 30	December 31 (2)
Revenue	$93,231	$101,344	$95,809	$103,294	$393,678
Gross profit	60,104	65,305	62,351	62,616	250,376
Operating loss	(1,788)	(114)	(6,440)	(21,561)	(29,903)
Net loss	(3,161)	(2,388)	(8,456)	(20,489)	(34,494)
Net loss per share:
Basic	$(0.06)	$(0.04)	$(0.15)	$(0.38)	$(0.63)
Diluted	$(0.06)	$(0.04)	$(0.15)	$(0.38)	$(0.63)
Includes the following stock-based compensation expense:
Cost of revenues	$192	194	196	$166	$748
Selling, general and administrative	2,981	3,579	3,592	3,456	13,608
Research and development	425	476	462	365	1,728

	Quarter Ended (unaudited)				Year ended December 31
2012	March 31	June 30	September 30	December 31 (3)
Revenue	$90,360	$95,373	$93,656	$102,477	$381,866
Gross profit	60,787	63,397	60,408	68,359	252,951
Operating income	1,921	6,639	5,967	5,063	19,590
Net income	271	3,299	1,975	2,477	8,022
Net income per share:
Basic	$0.01	$0.06	$0.04	$0.05	$0.15
Diluted	$—	$0.06	$0.04	$0.04	$0.15
Includes the following stock-based compensation expense:
Cost of revenues	$152	162	202	$199	$715
Selling, general and administrative	2,996	3,278	3,331	3,061	12,666
Research and development	469	435	403	391	1,698

(1)
During the year ended December 31, 2013, we recorded $19.4 million in restructuring charges, including $258,000 in the second quarter, $4.6 million in the third quarter and $14.5 million in the fourth quarter.

(2)
During the quarter ended December 31, 2013, we concluded that it was more likely than not that we would not be able to realize the benefit of our remaining state and select foreign deferred tax assets in the future. Therefore, we increased the valuation allowance on our state and foreign deferred income tax assets by $3.8 million.

In addition, during the quarter ended December 31, 2013, we reduced our bonus accrual by $2.3 million as a result of change in the estimate of our bonus payout.

(3)	During the quarter ended December 31, 2012, we recorded $1.9 million in acquisition-related expense within operating expenses and $5.0 million in loss from debt extinguishment within other expenses.
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
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the

Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2013, such disclosure controls and procedures were effective.
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on our assessments and those criteria, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2013.
Attestation Report of the Independent Registered Public Accounting Firm
KPMG LLP, our independent registered public accounting firm that has audited our consolidated financial statements included herein, has issued an audit report on our internal control over financial reporting as of December 31, 2013, which report is included under Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during our last fiscal year. There were no changes in our internal control over financial reporting during the year ended December 31, 2013 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item will be set forth in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 3, 2014 under the headings "Executive Officers" and "Information Regarding the Board of Directors and Corporate Governance" and is incorporated in this report by reference.

Item 11.	Executive Compensation.
The information required by this item will be set forth in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 3, 2014 under the heading "Executive Compensation" and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be set forth in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 3, 2014 under the heading "Security Ownership of Certain Beneficial Owners and Management" and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be set forth in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 3, 2014 under the heading "Certain Relationships and Related Transactions" and is incorporated in this report by reference.

Item 14.	Principal Accounting Fees and Services.
The information required by this item will be set forth in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 3, 2014 under the heading "Independent Auditor Fee Information" and is incorporated in this report by reference.

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

2.4†
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

2.5
Amendment to Merger Agreement, dated July 1, 2013, by and among the Volcano Corporation, Crux Biomedical, Inc. and Shareholder Representative Services LLC. (filed as Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 8, 2013, and incorporated herein by reference).

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

10.3d*
Amended and Restated 2005 Equity Compensation Plan Form of Stock Option Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on February 11,2010, and incorporated herein by reference).

10.3e*
Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Agreement with deferred delivery under the Volcano Corporation 2005 Equity Compensation Plan, as amended and restated (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 7, 2010, and incorporated herein by reference).

10.3f*
Form of Restricted Stock Unit Grant Notice and form of Restricted Stock Unit Grant Agreement under the 2012 Long Term Incentive Plan (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 3, 2012, and incorporated herein by reference).

10.3g*
Form of Restricted Stock Unit Grant Notice and form of Restricted Stock Unit Award Agreement under the Volcano Corporation 2005 Equity Compensation Plan, as amended and restated (filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 3, 2012, and incorporated herein by reference).

10.3h*
Form of Stock Option Grant Notice and form of Stock Option Agreement under the Volcano Corporation 2005 Equity Compensation Plan, as amended and restated (filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 3, 2012, and incorporated herein by reference).

10.3i*
Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement under the Volcano Corporation 2005 Equity Compensation Plan, as amended and restated (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 3, 2013, and incorporated herein by reference).

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

10.6*	Amended and Restated Employment Agreement by and between the Registrant and R. Scott Huennekens, dated February 12, 2014.

10.7*
Employment Agreement by and between the Registrant and Jorge J. Quinoy, dated December 10, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on December 12, 2008, and incorporated herein by reference).

10.8*	Amended and Restated Employment Agreement by and between the Registrant and John T. Dahldorf, dated February 12, 2014.

10.9*	Employment Offer Letter, dated January 18, 2013, by and between the Registrant and John Onopchenko.

10.10*
Employment Agreement, dated August 1, 2010, by and between the Registrant and Darin Lippoldt (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 000-52045), as originally filed on March 1, 2011, and incorporated herein by reference).

10.11*
Employment Offer Letter, dated June 23, 2008, by and between the Registrant and David Sheehan (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 000-52045), as originally filed on March 1, 2011, and incorporated herein by reference).

10.12*
Termination Agreement, dated June 3, 2013, by and between the Registrant and Michel Lussier (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 8, 2013, and incorporated herein by reference).

10.13*
Relocation Agreement, dated May 22, 2013, by and between the Registrant and Michel Lussier (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 8, 2013, and incorporated herein by reference).

10.14
Standard Multi-Tenant Office Lease—Gross, dated June 13, 2005, by and between Ethan Conrad and the Registrant, as amended (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.15
Third Amendment to Standard Multi-Tenant Office Lease—Gross, dated June 13, 2005, by and between Ethan Conrad and the Registrant, dated December 24, 2008 (filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 000-52045), as originally filed on March 1, 2011, and incorporated herein by reference).

10.16†
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

10.18*
Software Development and License Agreement, dated May 10, 2006, by and between Paieon, Inc. and the Registrant (filed as Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

10.19*	Director Compensation Policy, as revised effective November 13, 2013.

10.20*
2012 Short Term Incentive Plan and form of Stock Option Agreement thereunder (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 3, 2012, and incorporated herein by reference).

10.21
Sublease Agreement, dated February 12, 2009, by and between the Registrant and Fair Isaac Corporation (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 7, 2009, and incorporated herein by reference).

10.22
Office Lease, dated December 28, 2009, by and between the Registrant and Kilroy Realty, L.P. (filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (File No. 000-52045), as originally filed on March 5, 2010, and incorporated herein by reference).

10.23
Assignment and Assumption of Sublease, and Consent to Assignment and Assumption of Sublease, dated December 28, 2009, by and between the Registrant and Fair Isaac Corporation (filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K (File No. 000-52045), as originally filed on March 5, 2010, and incorporated herein by reference).

10.24
Trust, Land Purchase and Right of First Refusal Agreement by and among Volcarica, Socieded de Responsabilidad Limitada, Zona Franca Coyol, Sociedad Anonima and Banco Improsa, Sociedad Anonima, dated as of September 23, 2010 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 29, 2010, and incorporated herein by reference).

10.25
Fixed Price Building Construction Agreement for Phase One by and between Volcarica, Socieded de Responsabilidad Limitada and Zona Franca Coyol, Sociedad Anonima, dated as of September 23, 2010 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 29, 2010, and incorporated herein by reference).

10.26
Design, Architecture, Engineering and Construction Management Contract by and between Volcarica, Socieded de Responsabilidad Limitada and Zona Franca Coyol, Sociedad Anonima, dated as of September 23, 2010 (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 29, 2010, and incorporated herein by reference).

10.27
Base Call Option Transaction Confirmation, dated September 14, 2010, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 15, 2010, and incorporated herein by reference).

10.28
Base Warrants Confirmation, dated September 14, 2010, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 15, 2010, and incorporated herein by reference).

10.29
Additional Call Option Transaction Confirmation, dated September 16, 2010, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 20, 2010, and incorporated herein by reference).

10.30
Additional Warrants Confirmation, dated September 16, 2010, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 20, 2010, and incorporated herein by reference).

10.31
Second Amendment to Office Lease, dated December 14, 2012, between Volcano Corporation and Kilroy Realty, L.P. (filed as Exhibit 10.39 to the Registrant's Annual Report on Form 10-K (File No. 000-52045), as originally filed on February 28, 2013, and incorporated herein by reference

10.32
Base Call Option Transaction Confirmation, dated December 4, 2012, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 5, 2012, and incorporated herein by reference).

10.33
Base Call Option Transaction Confirmation, dated December 4, 2012, between Volcano Corporation and Goldman, Sachs & Co. (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 5, 2012, and incorporated herein by reference).

10.34
Base Warrants Confirmation, dated December 4, 2012, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 5, 2012, and incorporated herein by reference).

10.35
Base Warrants Confirmation, dated December 4, 2012, between Volcano Corporation and Goldman, Sachs & Co. (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 5, 2012, and incorporated herein by reference).

10.36
Additional Call Option Transaction Confirmation, dated December 5, 2012, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 10, 2012, and incorporated herein by reference).

10.37
Additional Call Option Transaction Confirmation, dated December 5, 2012, between Volcano Corporation and Goldman, Sachs & Co. (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 10, 2012, and incorporated herein by reference).

10.38
Additional Warrants Confirmation, dated December 5, 2012, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 10, 2012, and incorporated herein by reference).

10.39
Additional Warrants Confirmation, dated December 5, 2012, between Volcano Corporation and Goldman, Sachs & Co. (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 10, 2012, and incorporated herein by reference).

10.40*
Commission Plan between the Registrant and Jorge Quinoy (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 3, 2012, and incorporated herein by reference).

10.41
Warrants Confirmation Amendment Agreement, dated as of March 26, 2013, with respect to Base Warrants Confirmation dated December 4, 2012, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 3, 2013, and incorporated herein by reference).

10.42
Warrants Confirmation Amendment Agreement, dated as of March 26, 2013, with respect to Base Warrants Confirmation dated December 4, 2012, between Volcano Corporation and Goldman, Sachs & Co. (filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 3, 2013, and incorporated herein by reference).

10.43
Warrants Confirmation Amendment Agreement, dated as of March 26, 2013, with respect to Additional Warrants Confirmation dated December 5, 2012, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 3, 2013, and incorporated herein by reference).

10.44
Warrants Confirmation Amendment Agreement, dated as of March 26, 2013, with respect to Additional Warrants Confirmation dated December 5, 2012, between Volcano Corporation and Goldman, Sachs & Co. (filed as Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 3, 2013, and incorporated herein by reference).

10.45	Master Confirmation - Uncollared Accelerated Share Repurchase dated December 2, 2013 by and between Volcano Corporation and J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank.

10.46*	2013 Short Term Incentive Plan (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 3, 2013, and incorporated herein by reference).

10.47*	2013 Long Term Incentive Plan (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 3, 2013, and incorporated herein by reference).

10.48*
Form of Restricted Stock Unit Grant Notice and form of Restricted Stock Unit Grant Agreement under the 2013 Long Term Incentive Plan (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 3, 2013, and incorporated herein by reference).

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ R. SCOTT HUENNEKENS R. Scott Huennekens	President and Chief Executive Officer and Director (principal executive officer)	February 28, 2014

/s/ JOHN T. DAHLDORF John T. Dahldorf	Chief Financial Officer (principal financial officer and principal accounting officer)	February 28, 2014

/s/ KIERAN T. GALLAHUE Kieran T. Gallahue	Director	February 28, 2014

/s/ LESLEY H. HOWE Lesley H. Howe	Director	February 28, 2014

/s/ SIDDHARTHA KADIA Siddhartha Kadia	Director	February 28, 2014

/s/ ALEXIS V. LUKIANOV Alexis V. Lukianov	Director	February 28, 2014

/s/ RONALD A. MATRICARIA Ronald A. Matricaria	Director	February 28, 2014

/s/ ROY T. TANAKA Roy T. Tanaka	Director	February 28, 2014

/s/ ERIC J. TOPOL Eric J. Topol	Director	February 28, 2014

/s/ LESLIE V. NORWALK Leslie V. Norwalk	Director	February 28, 2014

/s/ DANIEL J. WOLTERMAN Danial J. Wolterman	Director	February 28, 2014

EXHIBIT INDEX

Exhibit Number	Description

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

2.4†
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

2.5
Amendment to Merger Agreement, dated July 1, 2013, by and among the Volcano Corporation, Crux Biomedical, Inc. and Shareholder Representative Services LLC. (filed as Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 8, 2013, and incorporated herein by reference).

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

10.3d*
Amended and Restated 2005 Equity Compensation Plan Form of Stock Option Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on February 11,2010, and incorporated herein by reference).

10.3e*
Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Agreement with deferred delivery under the Volcano Corporation 2005 Equity Compensation Plan, as amended and restated (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 7, 2010, and incorporated herein by reference).

10.3f*
Form of Restricted Stock Unit Grant Notice and form of Restricted Stock Unit Grant Agreement under the 2012 Long Term Incentive Plan (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 3, 2012, and incorporated herein by reference).

10.3g*
Form of Restricted Stock Unit Grant Notice and form of Restricted Stock Unit Award Agreement under the Volcano Corporation 2005 Equity Compensation Plan, as amended and restated (filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 3, 2012, and incorporated herein by reference).

10.3h*
Form of Stock Option Grant Notice and form of Stock Option Agreement under the Volcano Corporation 2005 Equity Compensation Plan, as amended and restated (filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 3, 2012, and incorporated herein by reference).

10.3i*
Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement under the Volcano Corporation 2005 Equity Compensation Plan, as amended and restated (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 3, 2013, and incorporated herein by reference).

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

10.6*	Amended and Restated Employment Agreement by and between the Registrant and R. Scott Huennekens, dated February 12, 2014.

10.7*
Employment Agreement by and between the Registrant and Jorge J. Quinoy, dated December 10, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on December 12, 2008, and incorporated herein by reference).

10.8*	Amended and Restated Employment Agreement by and between the Registrant and John T. Dahldorf, dated February 12, 2014.

10.9*	Employment Offer Letter, dated January 18, 2013, by and between the Registrant and John Onopchenko.

10.10*
Employment Agreement, dated August 1, 2010, by and between the Registrant and Darin Lippoldt (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 000-52045), as originally filed on March 1, 2011, and incorporated herein by reference).

10.11*
Employment Offer Letter, dated June 23, 2008, by and between the Registrant and David Sheehan (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 000-52045), as originally filed on March 1, 2011, and incorporated herein by reference).

10.12*
Termination Agreement, dated June 3, 2013, by and between the Registrant and Michel Lussier (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 8, 2013, and incorporated herein by reference).

10.13*
Relocation Agreement, dated May 22, 2013, by and between the Registrant and Michel Lussier (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 8, 2013, and incorporated herein by reference).

10.14
Standard Multi-Tenant Office Lease—Gross, dated June 13, 2005, by and between Ethan Conrad and the Registrant, as amended (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

10.15
Third Amendment to Standard Multi-Tenant Office Lease—Gross, dated June 13, 2005, by and between Ethan Conrad and the Registrant, dated December 24, 2008 (filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 000-52045), as originally filed on March 1, 2011, and incorporated herein by reference).

10.16†
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

10.18*
Software Development and License Agreement, dated May 10, 2006, by and between Paieon, Inc. and the Registrant (filed as Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

10.19*	Director Compensation Policy, as revised effective November 13, 2013.

10.20*
2012 Short Term Incentive Plan and form of Stock Option Agreement thereunder (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 3, 2012, and incorporated herein by reference).

10.21
Sublease Agreement, dated February 12, 2009, by and between the Registrant and Fair Isaac Corporation (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 7, 2009, and incorporated herein by reference).

10.22
Office Lease, dated December 28, 2009, by and between the Registrant and Kilroy Realty, L.P. (filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (File No. 000-52045), as originally filed on March 5, 2010, and incorporated herein by reference).

10.23
Assignment and Assumption of Sublease, and Consent to Assignment and Assumption of Sublease, dated December 28, 2009, by and between the Registrant and Fair Isaac Corporation (filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K (File No. 000-52045), as originally filed on March 5, 2010, and incorporated herein by reference).

10.24
Trust, Land Purchase and Right of First Refusal Agreement by and among Volcarica, Socieded de Responsabilidad Limitada, Zona Franca Coyol, Sociedad Anonima and Banco Improsa, Sociedad Anonima, dated as of September 23, 2010 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 29, 2010, and incorporated herein by reference).

10.25
Fixed Price Building Construction Agreement for Phase One by and between Volcarica, Socieded de Responsabilidad Limitada and Zona Franca Coyol, Sociedad Anonima, dated as of September 23, 2010 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 29, 2010, and incorporated herein by reference).

10.26
Design, Architecture, Engineering and Construction Management Contract by and between Volcarica, Socieded de Responsabilidad Limitada and Zona Franca Coyol, Sociedad Anonima, dated as of September 23, 2010 (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 29, 2010, and incorporated herein by reference).

10.27
Base Call Option Transaction Confirmation, dated September 14, 2010, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 15, 2010, and incorporated herein by reference).

10.28
Base Warrants Confirmation, dated September 14, 2010, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 15, 2010, and incorporated herein by reference).

10.29
Additional Call Option Transaction Confirmation, dated September 16, 2010, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 20, 2010, and incorporated herein by reference).

10.30
Additional Warrants Confirmation, dated September 16, 2010, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on September 20, 2010, and incorporated herein by reference).

10.31
Second Amendment to Office Lease, dated December 14, 2012, between Volcano Corporation and Kilroy Realty, L.P. (filed as Exhibit 10.39 to the Registrant's Annual Report on Form 10-K (File No. 000-52045), as originally filed on February 28, 2013, and incorporated herein by reference

10.32
Base Call Option Transaction Confirmation, dated December 4, 2012, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 5, 2012, and incorporated herein by reference).

10.33
Base Call Option Transaction Confirmation, dated December 4, 2012, between Volcano Corporation and Goldman, Sachs & Co. (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 5, 2012, and incorporated herein by reference).

10.34
Base Warrants Confirmation, dated December 4, 2012, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 5, 2012, and incorporated herein by reference).

10.35
Base Warrants Confirmation, dated December 4, 2012, between Volcano Corporation and Goldman, Sachs & Co. (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 5, 2012, and incorporated herein by reference).

10.36
Additional Call Option Transaction Confirmation, dated December 5, 2012, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 10, 2012, and incorporated herein by reference).

10.37
Additional Call Option Transaction Confirmation, dated December 5, 2012, between Volcano Corporation and Goldman, Sachs & Co. (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 10, 2012, and incorporated herein by reference).

10.38
Additional Warrants Confirmation, dated December 5, 2012, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 10, 2012, and incorporated herein by reference).

10.39
Additional Warrants Confirmation, dated December 5, 2012, between Volcano Corporation and Goldman, Sachs & Co. (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 10, 2012, and incorporated herein by reference).

10.40*
Commission Plan between the Registrant and Jorge Quinoy (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 3, 2012, and incorporated herein by reference).

10.41
Warrants Confirmation Amendment Agreement, dated as of March 26, 2013, with respect to Base Warrants Confirmation dated December 4, 2012, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 3, 2013, and incorporated herein by reference).

10.42
Warrants Confirmation Amendment Agreement, dated as of March 26, 2013, with respect to Base Warrants Confirmation dated December 4, 2012, between Volcano Corporation and Goldman, Sachs & Co. (filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 3, 2013, and incorporated herein by reference).

10.43
Warrants Confirmation Amendment Agreement, dated as of March 26, 2013, with respect to Additional Warrants Confirmation dated December 5, 2012, between Volcano Corporation and JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 3, 2013, and incorporated herein by reference).

10.44
Warrants Confirmation Amendment Agreement, dated as of March 26, 2013, with respect to Additional Warrants Confirmation dated December 5, 2012, between Volcano Corporation and Goldman, Sachs & Co. (filed as Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 3, 2013, and incorporated herein by reference).

10.45	Master Confirmation - Uncollared Accelerated Share Repurchase dated December 2, 2013 by and between Volcano Corporation and J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank.

10.46*	2013 Short Term Incentive Plan (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 3, 2013, and incorporated herein by reference).

10.47*	2013 Long Term Incentive Plan (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 3, 2013, and incorporated herein by reference).

10.48*
Form of Restricted Stock Unit Grant Notice and form of Restricted Stock Unit Grant Agreement under the 2013 Long Term Incentive Plan (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on May 3, 2013, and incorporated herein by reference).

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