Form 10-Q
period 2014-03-31
Volcano Corp
filed 2014-05-05
CIK 1354217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2014
Common stock, $0.001 par value	51,227,634

VOLCANO CORPORATION
Quarterly Report on Form 10-Q for the quarter ended March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
VOLCANO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$129,435	$107,159
Short-term available-for-sale investments	215,540	230,775
Accounts receivable, net	77,558	81,962
Inventories	67,765	60,970
Prepaid expenses and other current assets	26,718	28,525
Total current assets	517,016	509,391
Long-term available-for-sale investments	22,212	34,750
Property and equipment, net	119,479	118,094
Intangible assets, net	56,481	58,108
Goodwill	55,087	55,087
Other non-current assets	65,081	56,489
Total assets	$835,356	$831,919
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,839	$19,137
Accrued compensation	25,218	26,918
Accrued expenses and other current liabilities	32,422	28,453
Deferred revenues	10,145	10,652
Contingent consideration	2,196	3,750
Total current liabilities	84,820	88,910
Convertible senior notes	405,897	401,012
Other long-term debt	1,282	1,268
Deferred revenues	4,952	5,079
Contingent consideration, non-current portion	29,308	29,888
Other non-current liabilities	6,227	5,960
Total liabilities	532,486	532,117
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, par value of $0.001; 10,000 shares authorized; no shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, par value of $0.001; 250,000 shares authorized at March 31, 2014 and December 31, 2013; 51,203 and 51,530 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	51	52
Additional paid-in capital	432,918	420,234
Accumulated other comprehensive loss	(2,800)	(4,088)
Accumulated deficit	(127,299)	(116,396)
Total stockholders’ equity	302,870	299,802
Total liabilities and stockholders’ equity	$835,356	$831,919
See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues	$94,528	$93,231
Cost of revenues, excluding amortization of intangibles	35,082	33,127
Gross profit	59,446	60,104
Operating expenses:
Selling, general and administrative	50,311	43,829
Research and development	13,957	15,651
Amortization of intangibles	1,783	834
Acquisition-related items	1,036	1,578
Restructuring charges	873	—
Total operating expenses	67,960	61,892
Operating loss	(8,514)	(1,788)
Interest income	316	338
Interest expense	(7,179)	(6,545)
Exchange rate gain (loss)	84	(778)
Other, net	110	1,898
Loss before income tax	(15,183)	(6,875)
Income tax benefit	(4,280)	(3,714)
Net loss	$(10,903)	$(3,161)
Net loss per share:
Basic	$(0.21)	$(0.06)
Diluted	$(0.21)	$(0.06)
Shares used in calculating net loss per share:
Basic	51,967	54,189
Diluted	51,967	54,189

See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(10,903)	$(3,161)
Other comprehensive income (loss)
Foreign currency translation adjustments	1,547	(358)
Changes in unrealized gain (loss) on available-for-sale investments, net of tax	4	(25)
Changes in unrealized losses on foreign currency forward exchange contracts, net of tax	(263)	—
Other comprehensive income (loss)	1,288	(383)
Comprehensive loss	$(9,615)	$(3,544)

See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2013	51,530	$52	$420,234	$(4,088)	$(116,396)	$299,802
Issuance of common stock under equity compensation plans	822	—	8,994			8,994
Employee stock-based compensation cost			3,983			3,983
Common stock repurchase/retirement	(1,149)	(1)	2			1
Tax expense related to stock-based compensation			(295)			(295)
Net loss					(10,903)	(10,903)
Other comprehensive income				1,288		1,288
Balance at March 31, 2014	51,203	$51	$432,918	$(2,800)	$(127,299)	$302,870

See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net loss	$(10,903)	$(3,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,545	6,123
Amortization (accretion) of investment premium (discount), net	1,037	631
Accretion of debt discount on convertible senior notes and other long-term debt	4,941	4,572
Accretion of contingent consideration	865	936
Non-cash stock compensation expense	3,865	3,598
Asset impairment related to restructuring	726	—
Gain on sale of other long-term investment	(296)	(1,925)
Effect of exchange rate changes and others	512	4,604
Deferred income taxes	1,005	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,894	2,662
Inventories	(6,329)	(6,290)
Prepaid expenses and other assets	(6,396)	(4,420)
Accounts payable	(7,116)	(4,803)
Accrued compensation	(1,623)	(4,841)
Accrued expenses and other liabilities	4,880	(4,959)
Deferred revenues	(620)	(598)
Net cash used in operating activities	(3,013)	(7,871)
Investing activities
Purchase of short-term and long-term available-for-sale securities	(75,725)	(110,520)
Sale or maturity of short-term and long-term available-for-sale securities	102,467	67,137
Capital expenditures	(4,787)	(7,290)
Cash paid for intangible assets and other investments	(3,203)	(870)
Proceeds from sale of other long-term investments	296	3,426
Net cash provided by (used in) investing activities	19,048	(48,117)
Financing activities
Repayment of capital lease liability	(12)	(11)
Cash paid to settle contingent liability related to acquisition	(2,900)	—
Proceeds from sale of common stock under employee stock purchase plan	1,850	1,712
Proceeds from exercise of common stock options	7,144	691
Net cash provided by financing activities	6,082	2,392
Effect of exchange rate changes on cash and cash equivalents	159	(724)
Net increase (decrease) in cash and cash equivalents	22,276	(54,320)
Cash and cash equivalents, beginning of period	107,159	330,635
Cash and cash equivalents, end of period	$129,435	$276,315
Supplemental disclosures of cash flow information:
Cash paid for interest	$359	$362
Cash paid for income taxes	$934	$1,627
See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2013.
The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Reclassification
Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current year presentation.
Net Loss Per Share
Basic net loss per share is computed by dividing consolidated net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing consolidated net loss by the weighted-average number of common shares outstanding and dilutive common stock equivalent shares outstanding during the period. Our potentially dilutive shares include outstanding common stock options, unvested restricted stock units, including those with performance or market conditions, and incremental shares issuable upon the conversion of the Senior Convertible Notes or upon exercise of the warrants relating to the Senior Convertible Notes. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share or increase net income per share as discussed in the following paragraph. For the three months ended March 31, 2014 and 2013, potentially dilutive shares totaling 21.2 million and 16.3 million, respectively, have not been included in the computation of diluted net loss per share, as the result would be anti-dilutive.
Diluted net loss per common share does not include any incremental shares related to the senior convertible notes for the three months ended March 31, 2014 and 2013. Because the principal amount of the Senior Convertible Notes will be settled in cash upon conversion, only the conversion spread relating to the Senior Convertible Notes may be included in our calculation of diluted net loss per common share. As such, the Senior Convertible Notes have no impact on diluted net loss per common share until the price of our common stock exceeds the conversion price (initially $29.64 for the 2.875% Convertible Senior Notes due 2015, or the 2015 Notes and $32.83 for the 1.75% Convertible Senior Notes due 2017, or the 2017 Notes, or collectively, the Notes, subject to adjustments) of the Notes. In addition, the diluted net loss per common share does not include any incremental shares related to the exercise of the warrants related to the Notes for the three months ended March 31, 2014 and 2013. The warrants will not have an impact on diluted net income per common share until the price of our common stock exceeds the strike price of the warrants (initially $34.875 for the warrants issued in connection with the 2015 Notes offering and $37.59 for the warrants issued in connection with the 2017 Notes offering, subject to adjustments). When the market price of our stock exceeds the strike price, as applicable, we will include, in the diluted net loss per common share calculation, the effect of the additional shares that may be issued upon exercise of the warrants using the treasury stock method to the extent the effect is not anti-dilutive.
The call options to purchase our common stock, which we purchased to hedge against potential dilution upon conversion of the Notes, are not considered for purposes of calculating the total dilutive weighted average shares outstanding, as their effect would be anti-dilutive. Upon exercise, the call options will mitigate the dilutive effect of the Notes.

On December 2, 2013, our board of directors authorized a $200 million share repurchase program. Pursuant to this approval, we entered into a $100 million accelerated share repurchase, or ASR, program with a counterparty, and received a total of 4,705,683 shares of our common stock (see Note 5 "Stockholders' Equity"), of which 3,557,137 shares of our common stock were delivered in December 2013 and 1,148,546 shares of our common stock were delivered in March 2014. The weighted average number of the shares received was removed from the denominator of the basic and diluted net loss per share calculation at the share delivery date.
The basic and diluted net loss per common share calculations for the three months ended March 31, 2014 and 2013 are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Net loss	$(10,903)	$(3,161)
Weighted average common shares outstanding for basic	51,967	54,189
Weighted average common shares outstanding for diluted	51,967	54,189
Net loss per share:
Basic	$(0.21)	$(0.06)
Diluted	$(0.21)	$(0.06)
Recent Accounting Pronouncements
During the three months ended March 31, 2014, there were no other new accounting pronouncements or updates to the recently issued accounting pronouncements disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2013, that would materially affect our results of operations, financial condition, liquidity or disclosures.
2. Acquisitions and Acquisition-Related Items
Pioneer Acquisition
On August 30, 2013, we completed the acquisition of the Pioneer Plus re-entry catheter product line, or Pioneer, from Medtronic, Inc. or Medtronic. The product line is an interventional medical device designed to enable the crossing of sub-total, total and chronic total occlusions within the peripheral vasculature, potentially eliminating the need for surgery. The primary reason for the acquisition was to increase our penetration of the peripheral vascular market with a therapeutic product offering and continue to diversify our product offerings beyond coronary applications.
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

Under the merger agreement and the amendment to the merger agreement, we agreed to pay a cash milestone payment of $3.0 million following the achievement of written clearance by the U.S. Food and Drug Administration, or FDA, of a 510(k) notification for the commercial sale in the United States of an inferior vena cava filter retrieval device developed by Crux, provided such 510(k) notification was submitted on or before November 30, 2013. The 510(k) notification was submitted on November 30, 2013 and was approved by FDA during the first quarter of 2014. The $3.0 million cash milestone was paid during the first quarter of 2014.
In addition, subject to the terms of the merger agreement, we may be required to make payments upon reaching various sales milestones. We determined the fair value of the contingent consideration relative to the milestone payments based on commercial sales of Crux products using various estimates, including revenue projections, discount rates and amount of time until the conditions of the milestone payments are met. This fair value measurement is based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy. At March 31, 2014, for the fair value relative to the milestone payments based on the commercial sales of Crux products, the key assumptions in applying the income approach include a 14% discount rate and probability-weighted expected milestone payment ranges from $32.8 million to $70.1 million based on estimated commercial sales of Crux products ranging from $123.5 million to $279.8 million from 2014 to 2019. Using different valuation assumptions could result in significant differences in the fair value of the contingent consideration and accretion expense in the current or future periods.
The following table sets forth the changes in the estimated fair value of the Company’s contingent liabilities (net of working capital receivable adjustment) measured on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended March 31,
	2014	2013
Fair value measurement at beginning of period	$33,638	$30,231
Change in fair value measurement included in operating expenses	866	936
Contingent consideration settled	(3,000)	—
Fair value measurement at end of period	31,504	31,167
Sync-Rx Acquisition
On November 26, 2012, we acquired all of the outstanding equity interests in Sync-Rx Ltd., or Sync-Rx, a privately-held company, which is engaged in the development of advanced software applications that optimize and facilitate transcatheter cardiovascular interventions using automated online image processing. The Sync-Rx technology will provide us with a platform on which to build a range of advanced software features that will aid clinical decision-making by providing angiography and intra-body image enhancement, measurement and non-invasive imaging and intravascular co-registration capabilities, and future opportunities in physiology and peripheral and minimally invasive structural heart therapy guidance. The transaction was accounted for as a business combination. The operating results of Sync-Rx from the date of acquisition were included in our unaudited condensed consolidated financial statements.
In connection with the acquisition, we recorded a contingent liability of $1.1 million related to a government grant received to develop the underlying technology. The timing of repayment of the grant is contingent upon the generation of revenues derived from the technology for which grant proceeds were received. We expect to generate revenues sufficient to repay the liability in its entirety. The grant was recorded as other long term debt at its present value using various estimates, including revenue projections, discount rate and estimated years of re-payment. This fair value measurement is based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy. At acquisition, for the fair value relative to this liability, the key assumptions in applying the income approach included an 8% discount rate and estimated commercial sales derived from the underlying technology ranging from $256.1 million to $298.3 million over the expected period of re-payment of 10 to 16 years. The long term liability will be accreted to the re-payment amount of $1.9 million plus interest, with such accretion recorded as interest expense over the expected period of re-payment. As of March 31, 2014, there were no significant changes in the range of outcomes for the contingent liability recognized as a result of the acquisition.
Acquisition-Related Items
During the three months ended March 31, 2014, we recorded $1.0 million in acquisition-related items, including charges of $865,000 related to the change in fair value of the contingent consideration associated with the Crux acquisition, which is primarily due to the passage of time.

During the three months ended March 31, 2013, we recorded $1.6 million in acquisition-related items, including charges of $936,000 related to the change in fair value of the contingent consideration associated with the Crux acquisition, which is primarily due to the passage of time, and $451,000 in transaction costs primarily associated with the Crux and Sync-Rx acquisitions.
3. Financial Statement Details
Cash and Cash Equivalents and Available-for-Sale Investments
We invest our excess funds in U.S. government securities, corporate fixed income securities, commercial paper, certificates of deposit and money market funds. As of March 31, 2014, all of these investments were classified as available-for-sale and mature within 15 months. These investments are recorded at their estimated fair value, with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss.
At March 31, 2014 and December 31, 2013, available-for-sale investments are detailed as follows (in thousands):
At March 31, 2014

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Corporate debt securities	$170,397	$77	$14	$170,460
U.S. Treasury and agency debt securities	45,065	15	—	45,080
Short-term available-for-sale investments	$215,462	$92	$14	$215,540
Long-term:
Corporate debt securities	$14,179	$12	$4	$14,186
U.S. Treasury and agency debt securities	8,007	19	—	8,026
Long-term available for sale investments	$22,186	$31	$4	$22,212
At December 31, 2013

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Corporate debt securities	$164,570	$72	$4	$164,638
U.S. Treasury and agency debt securities	66,153	2	18	66,137
Short-term available-for-sale investments	$230,723	$74	$22	$230,775
Long-term:
Corporate debt securities	$11,697	$30	$—	$11,727
U.S. Treasury and agency debt securities	23,008	15	—	23,023
Long-term available for sale investments	$34,705	$45	$—	$34,750
Available-for-sale investments that are in an unrealized loss position at March 31, 2014 and December 31, 2013 are detailed as follows (in thousands):

	At March 31, 2014
	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$41,305	$18
U.S. Treasury and agency debt securities	—	—
	$41,305	$18

	At December 31, 2013
	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$21,226	$4
U.S. Treasury and agency debt securities	40,982	18
	$62,208	$22
Derivative Financial Instruments
Foreign Currency Forward Contracts
We are exposed to foreign currency risks through our global operations, primarily in Japan and Europe, and when we enter into transactions in non-functional currencies. Exchange rate fluctuations between the U.S. dollar and foreign currencies, primarily the Japanese yen, or yen, and the euro, could adversely affect our financial results. We use derivative financial instruments to mitigate our foreign currency exposures. We do not enter into derivative instruments for speculative purposes.
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
Commencing April 2013, we broadened our currency hedging program to hedge forecasted intercompany inventory transactions that are denominated in yen and euro. Forward contracts are used to hedge forecasted intercompany inventory transactions over specific time periods. These forward contracts are designated as cash flow hedges and have maturity dates of up to 16 months. Changes in the fair value of cash flow hedges, excluding time value of the hedges which is recorded as interest expense, are reported as a component of accumulated other comprehensive income (loss), or AOCI, within stockholders' equity. Once the underlying hedged transaction occurs, we de-designate the derivative, cease to apply hedge accounting treatment to the transaction, reclassify the gain or loss recorded to date from AOCI into cost of sales, and record any further gains or losses to exchange rate gain (loss). We evaluate hedge effectiveness at the inception of the hedge and on an ongoing basis. To the extent we experience ineffectiveness in our hedges, the gains or losses accumulated in other comprehensive income associated with the ineffective portion of the hedge are reclassified immediately into exchange rate gain (loss). We adjust the level and use of derivatives as soon as practicable after learning that an exposure has changed. We review all exposures on derivative positions on a regular basis.
At March 31, 2014 and December 31, 2013, the notional amount of our outstanding forward contracts was $110.9 million and $97.3 million, respectively, of which $55.9 million and $40.3 million, respectively, were designated as cash flow hedges. At March 31, 2014, our outstanding forward contracts mature through July 2015.
As of March 31, 2014, the deferred gain, net of tax, for those derivative contracts that qualified for hedge accounting treatment was $236,000, all of which will be reclassified from accumulated other comprehensive income (loss) into cost of sales at the then-current values over the next twelve months as the underlying hedged transactions are recognized.
The following tables summarize the location and fair values of derivative instruments on our unaudited condensed consolidated balance sheets (in thousands) at March 31, 2014 and December 31, 2013. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not.

	As of March 31, 2014
	Asset Derivatives		Liability Derivatives
	Balance sheet location	Fair Value	Balance sheet location	Fair Value
Derivatives Designated as Hedging Instruments
Foreign exchange forward contracts	Other current assets	$226	Other current liabilities	$273
Foreign exchange forward contracts	Other long-term assets	58	Other long-term liabilities	6
Total Derivatives Designated as Hedging Instruments		284		279

Derivatives Not Designated as Hedging Instruments
Foreign exchange forward contracts	Other current assets	1,200	Other current liabilities	796
Total Derivatives Not Designated as Hedging Instruments		1,200		796

Total Derivatives		$1,484		$1,075

	As of December 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance sheet location	Fair Value	Balance sheet location	Fair Value
Derivatives Designated as Hedging Instruments
Foreign exchange forward contracts	Other current assets	$954	Other current liabilities	$251
Foreign exchange forward contracts	Other long-term assets	81	Other long-term liabilities	—
Total Derivatives Designated as Hedging Instruments		1,035		251

Derivatives Not Designated as Hedging Instruments
Foreign exchange forward contracts	Other current assets	1,953	Other current liabilities	1,164
Total Derivatives Not Designated as Hedging Instruments		1,953		1,164

Total Derivatives		$2,988		$1,415
The Company has elected to present the fair value of derivative assets and liabilities within the unaudited condensed consolidated balance sheets on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. The following table provides information (in thousands) as if the Company had elected to offset the asset and liability balances of derivative instruments, netted in accordance with various criteria as stipulated by the terms of the master netting arrangements with each of the counterparties. Derivatives not subject to master netting arrangements are not eligible for net presentation.

	As of March 31, 2014
		Gross Amount Not Offset on the Balance Sheet
	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) or Pledged	Net Amount
Derivative Assets
Foreign exchange forward contracts	$1,484	$(1,075)	—	$409
Derivative Liabilities
Foreign exchange forward contracts	(1,075)	1,075	—	—
Total	$409	—	—	409

	As of December 31, 2013
		Gross Amount Not Offset on the Balance Sheet
	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) or Pledged	Net Amount
Derivative Assets
Foreign exchange forward contracts	$2,988	$(1,415)	—	$1,573
Derivative Liabilities
Foreign exchange forward contracts	(1,415)	1,415	—	—
Total	$1,573	—	—	1,573
The following table summarizes the effect of our foreign exchange forward contracts on our unaudited Condensed Consolidated Statements of Operations (in thousands).

	Three Months Ended March 31,
	2014	2013
Derivatives Designated as Hedging Instruments
Gain (loss) recognized in other comprehensive income on foreign currency forward contracts (effective portion)	$(371)	$—
Gain (loss) reclassified from accumulated other comprehensive income into cost of revenue (effective portion)	34	—
Gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	7	—

Derivatives Not Designated as Hedging Instruments
Gain (loss) recognized in exchange rate gain (loss), net	$(526)	$3,915
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
In connection with our convertible debt offering in September 2010 and subsequent partial repurchase in December 2012, we purchased call options on our common stock and sold warrants. The remaining call options give us the right to purchase up to approximately 850,000 shares of our common stock at $29.64 per share, subject to certain adjustments, and the remaining warrants give the counterparty the right to purchase up to approximately 850,000 shares of our common stock at $34.875 per share, subject to certain adjustments.
In accordance with the authoritative guidance, we concluded that these call options and warrants were indexed to our stock. Therefore, the call options and warrants were classified as equity instruments and are not being marked to market prospectively unless certain conditions as described in the 2017 and 2015 Notes occur.
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
We are exposed to credit losses in the event of nonperformance by the banks with which we transact foreign currency contracts. We currently hold foreign exchange forward contracts with two counterparties. Our overall risk of loss in the event of a counterparty default is limited to the amount of any unrealized gains on outstanding contracts (i.e., those contracts that have a positive fair value) at the date of default. We manage this credit risk by executing foreign currency contracts with counterparties that meet our minimum requirements, and monitoring the credit ratings of our counterparties on a periodic basis. As of March 31, 2014, we had a total credit exposure of $514,000 from nonperformance of foreign exchange contract counterparties.
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
Contingent consideration arrangements obligate us to pay former shareholders of an acquired entity if specified future events occur or conditions are met such as the achievement of certain technological milestones or the achievement of targeted revenue milestones. We measure such liabilities using Level 3 unobservable inputs, applying the income approach, such as the discounted cash flow technique, or the probability-weighted scenario method. We used various key assumptions, such as the probability of achievement of the agreed milestones and the discount rate, in our determination of the fair value of contingent consideration. We monitor the fair value of the contingent consideration and the subsequent revisions are reflected in our unaudited consolidated statements of operations. For a further discussion on the key assumptions used in determining the fair value and the change in the estimated fair value of the contingent consideration during the three months ended March 31, 2014, refer to Note 2, "Acquisitions and Acquisition-Related Items - Crux Acquisition".
In connection with the Sync-Rx acquisition, we recorded a contingent liability related to a government grant received to develop an underlying technology. The timing of repayment of the grant is contingent upon the generation of revenues derived from the technology for which grant proceeds were received. We measure such liability using Level 3 unobservable inputs, applying the income approach, such as the discounted cash flow technique, or the probability-weighted scenario method. The grant was recorded as other long-term debt at its present value using various estimates, including revenue projections, discount rate and estimated years of re-payment. This fair value measurement is based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy. We monitor the fair value of the contingent liability and the subsequent revisions are reflected in our Statements of Operations. For a further discussion on the key assumptions used in determining the fair value, refer to Note 2, "Acquisitions and Acquisition-Related Items - Sync-Rx Acquisition".
During the three months ended March 31, 2014 and 2013, no transfers were made into or out of the Level 1, 2, or 3 categories.
Financial assets and liabilities measured at fair value on a recurring basis are summarized below at March 31, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at March 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash	$98,194	$98,194	$—	$—
Money market funds	31,241	31,241	—	—
Corporate debt securities	170,460	—	170,460	—
U.S. Treasury and agency debt securities	45,080	45,080	—	—
Foreign currency forward contracts	1,426	—	1,426	—
Non-current:
Corporate debt securities	14,186	—	14,186	—
U.S. Treasury and agency debt securities	8,026	8,026	—	—
Foreign currency forward contracts	58	—	58	—
Total assets measured at fair value	$368,671	$182,541	$186,130	$—
Liabilities:
Current:
Foreign currency forward contracts	$1,069	$—	$1,069	$—
Contingent consideration, current portion (1)	2,196	—	—	2,196
Non-current:
Foreign currency forward contracts	6	—	6	—
Other long-term debt	1,282	—	—	1,282
Contingent consideration	29,308	—	—	29,308
Total liabilities measured at fair value	$33,861	$—	$1,075	$32,786

(1)	This amount is reflected net of the fair value of the working capital receivable in the amount of $1.3 million at March 31, 2014.

	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash	$98,436	$98,436	$—	$—
Money market funds	8,723	8,723	—	—
Corporate debt securities	164,638	—	164,638	—
U.S. Treasury and agency debt securities	66,137	66,137	—	—
Foreign currency forward contracts	2,907	—	2,907	—
Non-current:
Corporate debt securities	11,727	—	11,727	—
U.S. Treasury and agency debt securities	23,023	23,023	—	—
Foreign currency forward contracts	81	—	81	—
Total assets measured at fair value	$375,672	$196,319	$179,353	$—
Liabilities:
Current:
Foreign currency forward contracts	1,415	—	$1,415	$—
Contingent consideration, current portion (1)	$3,750	$—	$—	$3,750
Non-current:
Other long-term debt	1,268	—	$—	$1,268
Contingent consideration	29,888	—	$—	29,888
Total liabilities measured at fair value	$36,321	$—	$1,415	$34,906

(1)	This amount is reflected net of the fair value of the working capital receivable in the amount of $1.2 million at December 31, 2013.
Inventories
Inventories consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Finished goods (1)	$30,987	$27,237
Work-in-process	14,268	12,051
Raw materials	22,510	21,682
	$67,765	$60,970

(1)	Finished goods inventory includes consigned inventory of $6.5 million and $5.6 million at March 31, 2014 and December 31, 2013, respectively.
Intangible Assets
Intangible assets consisted of the following (in thousands):

	March 31, 2014
Intangible assets subject to amortization	Cost	Accumulated Amortization	Net	Weighted- Average Life (in years) (1)
Developed technology	$57,507	$17,959	$39,548	8.6
Licenses	7,441	7,114	327	8.8
Customer relationships	4,441	4,149	292	6.1
Patents and trademarks	13,712	3,125	10,587	13.3
Covenant not to compete	300	133	167	3.0
	83,401	32,480	50,921	9.2
Intangible assets not yet subject to amortization
In-process research and development	5,560	—	5,560	n/a
	$88,961	$32,480	$56,481

	December 31, 2013
Intangible assets subject to amortization	Cost	Accumulated Amortization	Net	Weighted- Average Life (in years) (1)
Developed technology	$57,507	$16,393	$41,114	8.6
Licenses	7,441	7,102	339	8.8
Customer relationships	4,441	4,312	129	6.1
Patents and trademarks	13,668	2,894	10,774	13.2
Covenant not to compete	300	108	192	3.0
	83,357	30,809	52,548	9.2
Intangible assets not yet subject to amortization
In-process research and development	5,560	—	5,560	n/a
	$88,917	$30,809	$58,108

(1)	Weighted average life of intangible assets is presented excluding fully amortized assets.
At March 31, 2014, future amortization expense related to our intangible assets subject to amortization is expected to be as follows (in thousands):

2014	5,363
2015	7,019
2016	6,814
2017	6,301
2018	6,146
Thereafter	19,278
$50,921
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

A summary of the activities related to this initiative is presented below (in thousands):

Employee Termination Cost
Balance at 01/01/2013	$—
Restructuring charges during 2013	333
Payments during 2013	(333)
Balance at 12/31/2013	$—
No restructuring charges related to this initiative were recognized during the three months ended March 31, 2014.
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
Activities under this restructuring plan were initiated in the third quarter of 2013 and are expected to be substantially completed by mid-year 2014. We estimate that this restructuring plan will result in total pre-tax charges of approximately $20.4 million, of which approximately $8.3 million resulted or will result in cash outlay. The following provides a summary of our expected total costs associated with the plan by major type of costs (in thousands):

Type of Cost	Total Estimated Amount
Employee termination benefits	$3,280
Asset impairments	12,128
Other associated costs	4,985
Total	$20,393
A summary of the restructuring charges related to this initiative is presented below (in thousands):

	Employee Termination Benefits	Asset Impairments	Other Associated Costs	Total
Balance at 01/01/2013	$—	$—	$—	$—
Restructuring charges during 2013	2,867	11,402	4,772	19,041
Payments/write-off during 2013	(797)	(11,402)	—	(12,199)
Balance at 12/31/2013	$2,070	$—	$4,772	$6,842
Restructuring charges during the first quarter of 2014	$95	726	52	873
Payments/write-off during the first quarter of 2014	$(1,334)	(726)	(52)	(2,112)
Balance at 03/31/2014	831	—	4,772	5,603
The employee termination benefits include severance payments and continuing medical and other benefits. The asset impairments are related to the discontinued programs and include impairment of property, plant and equipment assets, impairment of intangible assets and other tangible asset impairments. The other associated costs include our estimate of the probable contract termination costs related to our purchase and lease commitments, and other costs directly related to the restructuring activities.
All charges were recorded in the restructuring charges line item within our unaudited condensed consolidated statement of operations.
Both restructuring initiatives are related to our medical segment.
Debt
In December 2012, we issued $460 million aggregate principal amount of 1.75% Convertible Senior Notes due 2017, or the 2017 Notes, in an offering registered under the Securities Act of 1933, as amended. Interest is payable semiannually in arrears on June 1 and December 1, commencing on June 1, 2013.

In September 2010, we issued $115 million aggregate principal amount of 2.875% Convertible Senior Notes due 2015, or the 2015 Notes, in an offering registered under the Securities Act of 1933, as amended. Interest is payable semiannually in arrears on March 1 and September 1, commencing on March 1, 2011. In December 2012, in connection with the issuance of the 2017 Notes, we repurchased $90 million of the $115 million in aggregate principal amount of the 2015 Notes.
The carrying values of the liability and equity components of both the 2017 Notes and the 2015 Notes are reflected in our unaudited condensed consolidated balance sheets as follows (in thousands):

	March 31, 2014	December 31, 2013
Long-term debt:
2.875% Convertible Senior Notes due 2015:
Principal amount	$25,000	$25,000
Unamortized discount of liability component	(1,553)	(1,818)
Unamortized debt issuance costs	(173)	(204)
Carrying value of liability component	23,274	22,978

1.75% Convertible Senior Notes due 2017:
Principal amount	460,000	460,000
Unamortized discount of liability component	(68,820)	(72,902)
Unamortized debt issuance costs	(8,557)	(9,064)
Carrying value of liability component	382,623	378,034
Total long-term debt	$405,897	$401,012

Equity—net carrying value
2.875% Convertible Senior Notes due 2015	$452	$452
1.75% Convertible Senior Notes due 2017	89,415	89,415
The fair values of the Notes, which are all Level 2 measurements, are summarized as follows (in thousands):

	March 31, 2014	December 31, 2013
2.875% Convertible Senior Notes due 2015	$25,509	$25,950
1.75% Convertible Senior Notes due 2017	455,681	456,320
Total	$481,190	$482,270

4. Commitments and Contingencies
Litigation-LightLab
On January 7, 2009, LightLab Imaging, Inc., or LightLab, which was acquired by St. Jude Medical, Inc., or St. Jude, in 2010, filed a complaint against us and our wholly owned subsidiary, Axsun, in the Superior Court of Massachusetts, Suffolk County, seeking injunctive relief and unspecified damages, or the Massachusetts Action. The complaint included allegations that Volcano interfered with an agreement between Axsun and LightLab and with LightLab's advantageous business relationship with Axsun, breach of contract by Axsun, that Axsun and Volcano misappropriated LightLab's confidential information and trade secrets, and violated Chapter 93A, a Massachusetts statute that provides for recovery of up to three times damages plus attorney's fees (93A).
On April 7, 2011, the court entered an Amended Final Judgment, in the Massachusetts Action: a) in favor of Volcano and Axsun on LightLab's claims for trade secret misappropriation on items 1-30 on LightLab's list of alleged trade secrets, b) ordered Volcano and Axsun to collectively pay $600,000 in damages and $4.5 million in attorneys' fees, c) in favor of LightLab on its claims against Axsun for breach of contract, breach of implied covenant of good faith and fair dealing, for violation of 93A, and misappropriation of trade secrets for disclosing three particular items to Volcano in December 2008 - the specifications for the two lasers provided by Axsun to LightLab and one Axsun laser prototype made in 2008, d) in favor of LightLab on its claims against Volcano for intentional interference with a contract and advantageous business relationship, unjust enrichment, violation of 93A, and misappropriation of trade secrets for the same three trade secrets described above. In addition, the Court denied a majority of LightLab's requested injunctions, and entered limited injunctive relief, none of which management believes have a material effect upon Volcano.

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
On September 20, 2010, Volcano filed its response, in which we denied the allegations that our PrimeWire® products infringe any valid claim of St. Jude Medical's asserted patents. In addition, Volcano filed a counterclaim in which we alleged that St. Jude Medical's PressureWire® products and its RadiAnalyzer® Xpress product infringe three Volcano patents. In our counterclaim, Volcano sought injunctive relief and monetary damages. Trials on the St. Jude Medical patents and Volcano's patents were held in October 2012.
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
On April 16, 2013, Volcano filed suit in Federal District Court in Delaware against St. Jude Medical, Cardiovascular and Ablation Technologies Division, Inc., St. Jude Medical, Cardiology Division, Inc., St. Jude Medical, U.S. Division, St. Jude Medical S.C. Inc., and St. Jude Medical Systems AB, (collectively, “St. Jude”) for infringement of Volcano's recently issued United States Patent Nos. 8,419,647 and 8,419,648 both entitled “Ultra Miniature Pressure Sensor.” Volcano's complaint accuses St. Jude's PressureWire® Certus and PressureWire® Aeris cardiac pressure sensing guide wire products (the “Accused Guide Wires”) and St. Jude's RadiAnalyzer® Xpress Measurement System, Ilumien® PCI Optimization System and Quantien® Integrated FFR Platform, which are used with the Accused Guide Wires, of infringing the patented methods of United States Patent No. 8,419,647. Volcano's complaint also accuses the Accused Guide Wires of infringing the patented device claims of United States Patent No. 8,419,648. A claim construction hearing was held in November 2013, and a ruling adverse to Volcano was issued in January 2014. In February 2014, the parties submitted a joint stipulation to the Court agreeing that the Accused Guide Wires do not infringe Volcano’s patents under the Court’s claim construction ruling. The Court entered judgment in

March 2014 and Volcano has appealed to the Federal Circuit Court of Appeals, which will likely hear the appeal prior to the end of 2014.
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
On May 14, 2012, Volcano moved to dismiss the complaint in its entirety. The motion sought to dismiss the breach of fiduciary duty and implied covenant claims without leave for amendment, and to dismiss the breach of contract claim with leave to amend. By order dated August 6, 2012, the Court granted Volcano's motion as to all issues with leave to amend. The plaintiffs filed a Second Amended Complaint on August 20, 2012, which included a single claim for breach of the Merger Agreement. In addition, the plaintiffs identified in the Second Amended Complaint are listed as Christopher E. Banas and Paul Castella in their respective capacities as Shareholder Representatives under the Merger Agreement. Volcano answered the Second Amended Complaint on September 4, 2012, and in the same document Volcano asserted several affirmative defenses. In March 2014, the Court granted Volcano's motion for summary judgment and entered judgment in favor of Volcano. The plaintiffs have filed a notice of appeal.
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

Commitments
We have obligations under non-cancelable purchase commitments. The majority of these obligations related to inventory, primarily raw materials. At March 31, 2014, the future minimum payments under these non-cancelable purchase commitments totaled $50.4 million. Approximately $45.4 million of these commitments will require payment in 12 months, of which $43.2 million of these commitments will require payment prior to June 30, 2014. The remaining amount will require payments on various dates through 2016.

We have commitments to provide funding of $4.6 million, £3.7 million ($6.2 million), and 16.9 million Swedish Krona ($2.6 million), respectively, for three clinical studies conducted by third-parties. At March 31, 2014, we have remaining obligations of up to $2.1 million, $5.3 million, and $2.4 million, respectively. We will be billed as services are performed under the agreement. In addition, we have entered into agreements with other third parties to sponsor clinical studies. Generally, we contract with one or more clinical research sites for a single study and no one agreement is material to our consolidated results of operations or financial condition. We are usually billed as services are performed based on enrollment and are required to make payments over periods ranging from less than one year up to five years. Our actual payments under these agreements will vary based on enrollment.
At March 31, 2014, we have a commitment to purchase an additional $2.0 million of preferred shares in an existing cost-method investment in a private company. This commitment will expire in February 2015 if the option is not exercised by the private company.
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
5. Stockholders’ Equity

Share Repurchase Program
On December 2, 2013, our board of directors authorized a $200 million share repurchase program. Pursuant to this approval, we entered into a $100 million accelerated share repurchase, or ASR, program with a counterparty, and received a total of 4,705,683 shares of our common stock, of which 3,557,137 shares of our common stock were delivered in December 2013 and 1,148,546 shares of our common stock were delivered in March 2014.

All of our repurchases were treated as effective retirements of the purchased shares and therefore reduced reported shares issued and outstanding by the number of shares repurchased. In addition, the Company recorded the excess of the purchase price over the par value of the common stock as a reduction to additional paid-in capital.
Equity Compensation Plans
Our Amended and Restated 2005 Equity Compensation Plan, or the 2005 Amended Plan, provides for an aggregate of 21,572,558 shares of our common stock that may be issued or transferred to our employees, non-employee directors and consultants.
At March 31, 2014, we have granted stock options, time-vested restricted stock units, or RSUs, and performance-based RSUs, or PRSUs, under the 2005 Amended Plan. Stock options previously granted under the 2000 Long Term Incentive Plan that are canceled or expired will increase the shares available for grant under the 2005 Amended Plan. In addition, employees have purchased shares of the Company’s common stock under the 2007 Employee Stock Purchase Plan, or the Purchase Plan. According to the terms of the Purchase Plan, the number of shares of common stock available for issuance under the Purchase Plan was automatically increased by 600,000 shares on January 1, 2014. At March 31, 2014, 5,692,696 shares and 554,268 shares remained available to grant under the 2005 Amended Plan and the Purchase Plan, respectively.
On February 12, 2014, our Compensation Committee adopted, under the terms of the 2005 Amended Plan, the 2014 Long Term Incentive Plan, or LTIP, and granted PRSUs under such LTIP. The PRSUs will vest contingent on the achievement of our revenue growth goal and relative total shareholder return, which is measured against the performance of a defined peer group. Half of the PRSUs are earned based on the achievement of the revenue growth goal, or the performance condition, and the remaining half of the PRSUs are earned based on the achievement of the relative total shareholder return, or the market condition.
The measurement period for the PRSUs with the performance condition is our 2014 and 2015 fiscal years. The performance condition awards can range from 0% to 200% of the number of original shares granted. If the pre-determined performance goal is met, shares of stock subject to the PRSUs with the performance condition granted to the recipient will begin to vest, with two-thirds vesting on the date of certification of achievement of the pre-determined performance goal, and the remaining one third vesting on December 31, 2016, subject to continued service.
The measurement period for the PRSUs with the market condition is our 2014 and 2015 fiscal years. The market condition awards can range from 0% to 200% of the number of original shares granted. If the pre-determined market goal is met, shares of stock subject to the PRSUs with the market condition granted to the recipient will begin to vest, with two-thirds vesting on the date of certification of achievement of the pre-determined market goal, and the remaining one third vesting on December 31, 2016, subject to continued service.
Fair Value Assumptions
RSUs and PRSUs with Performance Condition
The fair value of the RSUs and the PRSUs with performance condition is estimated using the market price of our common stock on the grant date.
PRSUs with Market Condition
The fair value of the PRSUs with market condition is estimated using a Monte Carlo simulation model at the grant date. The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award. The assumptions used in the Monte Carlo simulation to value our PRSUs with market condition are presented below:

Three Months Ended March 31, 2014
Risk-free interest rate	0.3%
Expected life / remaining measurement period (years)	1.9
Estimated volatility	30.9%
Expected dividends	None
Weighted-average grant date fair value	$24.90
The risk-free interest rate is based on the implied yield available on U.S. Treasury constant maturity securities with the substantially equivalent period as the market condition measurement period remaining as of the grant date, which is 1.9 years. We utilize the volatility of our own common stock over the remaining measurement period in determining the grant date fair value. We use a zero value of the expected dividend value factor since we have not declared dividends in the past and we do not anticipate declaring dividends in the foreseeable future.
Stock Options
The fair value of each stock option is estimated on the date of grant using the Black-Scholes model utilizing the following weighted-average assumptions:

	Three Months Ended March 31,
	2014	2013
Risk-free interest rate	1.6%	0.6%
Expected life (years)	4.6	4.1
Estimated volatility	36.5%	38.0%
Expected dividends	None	None
Weighted-average grant date fair value	$7.10	$7.75
The risk-free interest rate for periods within the contractual life of the stock option is based on the implied yield available on U.S. Treasury constant maturity securities with substantially equivalent remaining terms at the time of grant. We use our historical stock option exercise experience to estimate the expected life of our stock options. We utilize the volatility of our own common stock over the expected life in determining the grant date fair value. We use a zero value for the expected dividend value factor since we have not declared dividends in the past and we do not anticipate declaring dividends in the foreseeable future.
Employee Stock Purchase Plan
The first offering period under the Purchase Plan commenced in September 2007. The fair value of each purchase option under the Purchase Plan is estimated at the beginning of each purchase period using the Black-Scholes model utilizing the following weighted-average assumptions:

	Three Months Ended March 31,
	2014	2013
Risk-free interest rate	0.1%	0.1%
Expected life (years)	0.5	0.5
Estimated volatility	31.4%	28.4%
Expected dividends	None	None
Fair value of purchase right	$5.09	$5.97
The risk-free interest rate is based on the implied yield available on the U.S. Treasury constant maturity securities for the six-month term of each offering period in effect at the beginning of the offering period. We utilize the volatility of our own common stock over the offering period in determining the purchase rights fair value. We use a zero value for the expected dividend value factor since we have not declared dividends in the past and we do not anticipate declaring dividends in the foreseeable future.
Stock-Based Compensation Expense
With the exception of PRSUs with performance condition, stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the entire award, which is generally the vesting period, net of estimated forfeitures.
We recognize the estimated compensation cost of PRSUs with performance condition on a straight-line basis over the requisite service period for each vesting tranche of the award, net of estimated forfeitures.
The following table sets forth stock-based compensation expense included in our unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenues	$163	$192
Selling, general and administrative	3,283	2,981
Research and development	419	425
	$3,865	$3,598
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
The following table sets forth our revenues by segment and product (in thousands):

	Three Months Ended March 31,
	2014	2013
Medical segment:
Consoles	$8,543	$8,959
Single-procedure disposables:
IVUS	46,597	47,966
FM	28,843	26,823
Other	9,044	7,971
Sub-total medical segment	93,027	91,719
Industrial segment	1,501	1,512
	$94,528	$93,231
The following table sets forth our revenues by geography expressed as dollar amounts (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues (1):
United States	$45,103	$43,331
Japan	23,893	28,181
Europe, the Middle East and Africa	19,459	16,088
Rest of world	6,073	5,631
	$94,528	$93,231

(1)
Revenues are attributed to geographies based on the location of the customer, except for shipments to original equipment manufacturers, which are attributed to the country of origin of the equipment distributed.

At March 31, 2014, approximately 49% of our long-lived assets, excluding financial assets, are located in the U.S., approximately 38% are located in Costa Rica, approximately 8% are located in Japan, and approximately 5% are located in our remaining geographies. At December 31, 2013, approximately 49% of our long-lived assets, excluding financial assets, were located in the U.S., approximately 39% were located in Costa Rica, approximately 8% were located in Japan, and approximately 4% were located in our remaining geographies.
At March 31, 2014 and December 31, 2013, goodwill of $55.1 million has been allocated entirely to our medical segment.

7. Income Taxes
Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain discrete items. The Company recorded an income tax benefit of $4.3 million during the three months ended March 31, 2014, resulting in an effective benefit rate of 28.2%. The effective tax rate differs from the Federal statutory rate of 35.0% primarily due to the expiration of the federal research and development tax credit as of December 31, 2013, foreign income tax rate differentials, nondeductible expenses such as certain stock compensation and acquisition related expenses.
We recorded an income tax benefit of $3.7 million during the three months ended March 31, 2013, resulting in an income tax benefit rate of 54.0%. During the three months ended March 31, 2013, federal legislation was enacted within the U.S. that retroactively allowed the research and development tax credit for all of 2012 and extended the credit through the twelve months ending December 31, 2013. Because this legislation was enacted in 2013, the full benefit of the credit related to 2012 activities was recognized during the three months ended March 31, 2013. In the absence of the 2012 federal research and development tax credit, our effective benefit tax rate for the three months ended March 31, 2013 would have been 38.8%.
Our effective tax benefit rate decreased for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The decrease was primarily due to the expiration of the federal research and development tax credit in December 2013 and nondeductible expenses related to stock compensation. In addition to the above noted items, the effective tax rate during the three months ended March 31, 2013 included tax benefits related to the 2012 federal research and development tax credit’s retroactive reinstatement in January 2013.
During the three months ended March 31, 2014, certain stock options were exercised and certain shares related to restricted stock awards vested at times when the Company’s stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. Such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. During the three months ended March 31, 2014, $295,000 of shortfalls reduced additional paid-in capital and $1.0 million of the shortfall was included in income tax expense.
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
In 2013, the Company incurred a net loss, and is not projecting a return to profitability in 2014. As of March 31, 2014, management has evaluated the recoverability of its Federal deferred tax assets, including factors such as a consideration of forecasted operating results, in-process changes in its manufacturing processes, potential tax planning strategies, as well as the period of time that will transpire before the underlying deferred tax assets will expire. Based on this evaluation, management has concluded that it is more likely than not that the underlying deferred tax assets will be utilized prior to their expiration, and therefore continues to believe that the Federal deferred tax assets will be recovered.
Further, during the fourth quarter of 2013, we concluded that it was more likely than not that we would not be able to realize our U.S. state and select foreign deferred tax assets. The Company’s continues to maintain the recorded valuation allowance against our U.S. state and foreign deferred tax assets as of March 31, 2014.
We will continue to assess the need for a valuation allowance on deferred tax assets by evaluating both positive and negative evidence that may exist. To the extent we establish or change the valuation allowance in a period, the tax effect will generally flow through the statement of operations. In the case of an acquired or merged entity, we will record valuation allowance on a deferred tax asset through purchase accounting procedures as an adjustment to goodwill at the acquisition date, if it is more likely than not that all or a portion of the acquired deferred tax assets will not be realized in the future. Any subsequent change to a valuation allowance established during purchase accounting within the measurement period of the acquisition (not to exceed twelve months) will also be recorded as an adjustment to goodwill, provided that such change relates to new information about the facts and circumstances that existed on the acquisition date.

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
Our IVUS products include single-procedure disposable phased array and rotational IVUS imaging catheters, and additional functionality options such as ChromaFlo® stent apposition analysis. Our FFR offerings can be accessed through our multi-modality platforms, and we also provide FFR-only consoles. Our FFR disposables are single-procedure disposable pressure and flow guide wires used to measure the pressure and flow characteristics of blood around plaque enabling physicians to gauge the plaque's physiological impact on blood flow and pressure. We have developed additional offerings for integration into the platform, including adenosine-free Instant Wave-Free Ratio FFR, or iFR®, which received FDA clearance in March 2014 and SyncVision™ which co-registers IVUS with angiography.
Through Axsun Technologies, Inc., or Axsun, one of our wholly-owned subsidiaries, we also develop and manufacture optical monitors for the telecommunications industry, laser and non-laser light sources, optical engines used in medical optical coherence topography, or OCT, imaging systems and advanced photonic components and sub-systems used in spectroscopy and other industrial applications.
We have infrastructure in the U.S., Europe, Japan and Costa Rica. Our corporate office is located in San Diego, California. Our products are assembled or manufactured in our manufacturing facilities that are located in Coyol, Costa Rica, Rancho Cordova, California, and Billerica, Massachusetts. We have research and development facilities in the U.S. and Israel. We have sales offices in the U.S. and Japan; sales and distribution offices in Belgium and South Africa; and third-party distribution facilities in Japan.
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
At March 31, 2014, we had a worldwide installed base of over approximately 7,000 consoles, excluding our legacy In-Vision Gold systems. We intend to grow and leverage this installed base to drive recurring sales of our single-procedure disposable catheters and guide wires. In the three months ended March 31, 2014, the sale of our single-procedure disposable catheters and guide wires accounted for $75.4 million, or 81.1% of our medical segment revenues, a $651,000, or 0.9% increase from the three months ended March 31, 2013, in which the sale of our single-procedure disposable catheters and guide wires accounted for $74.8 million, or 81.5% of our medical segment revenues.
In the three months ended March 31, 2014 and 2013, 45.1% and 46.7%, respectively, of our revenues and 21.2% and 22.1%, respectively, of our operating expenses were denominated in various non-U.S. dollar currencies, primarily the Japanese yen, or yen, and the euro. We expect that a significant portion of our revenue and operating expenses will continue to be denominated in non-U.S. dollar currencies. As a result, we are subject to risks related to fluctuations in foreign currency exchange rates, which could affect our operating results in the future. If our yen or euro denominated sales exceed our yen or euro denominated costs, and the U.S. dollar strengthens relative to the yen or the euro, there is an adverse effect on our results of operations. Conversely, if the U.S. dollar weakens relative to the yen or the euro, there is a positive effect on our results of operations. For example, the average exchange rate of one U.S. dollar to yen increased 14.3% from 90.2 in the three months ended March 31, 2013 to 103.1 in the three months ended March 31, 2014, which resulted in a net negative impact to our operating results for the three months ended March 31, 2014 in the amount of approximately $2.0 million as compared to the comparable period in the prior year. The average exchange rate of one euro to U.S. dollar remained consistent in the three months ended March 31, 2014 compared with the three months ended March 31, 2013.
We use third-party manufacturing partners in certain areas of our manufacturing processes. We perform incoming inspection on all components manufactured by third parties and test the final products to assure quality control. We do not carry significant inventories of transducers, substrates or scanner subassemblies. If we had to change suppliers, we expect that it would take 6 to 24 months to identify appropriate suppliers, complete design work and undertake the necessary inspections and testing before the new transducers, substrates and subassemblies would be available.
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
Revenues. We derive our revenues from two reportable segments: medical and industrial. Our medical segment represents our core business, in which we derive revenues primarily from the sale of our consoles and single-procedure disposables. Our industrial segment derives revenues related to the sales of Axsun’s micro-optical spectrometers and optical channel monitors to telecommunication and other industrial companies. In the three months ended March 31, 2014, we generated $94.5 million of revenues which is comprised of $93.0 million from our medical segment and $1.5 million from our industrial segment. We experienced increases in revenues related to FFR single-procedure disposables and decrease in revenues related to consoles and IVUS single-procedure disposables in the three months ended March 31, 2014 compared with the same period in the prior year. In the three months ended March 31, 2014, 9.2% of our medical segment revenues were derived from the sale of our consoles, 50.1% from IVUS single-procedure disposables and 31.0% from FFR single-procedure disposables as compared with 9.8% from consoles, 52.3% from IVUS single-procedure disposables and 29.2% from FFR single-procedure disposables in the same period in the prior year. Other revenues consist primarily of service and maintenance revenues, shipping and handling revenues, sales of distributed products, sales of medical products manufactured by our Axsun subsidiary, spare parts sales, and license fees.
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
Interest Expense. Interest expense is comprised of interest expense related to our convertible senior notes, including coupon interest, accretion of debt discount, and amortization of issuance costs, and interest expense related to the long-term debt acquired with Sync-Rx, offset by interest capitalization related to our global Enterprise Resource Planning, or ERP, system implementation, before the ERP system was placed into service in the fourth quarter of 2013.
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
Results of Operations
The following table sets forth items derived from our unaudited condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013, presented as a percentage of revenues, with the dollar and percentage change year over year (in thousands except for percentages):

	Three Months Ended March 31,				Changes
	2014		2013		$	%
Revenues	$94,528	100.0%	$93,231	100.0%	$1,297	1.4%
Cost of revenues, excluding amortization of intangibles	35,082	37.1	33,127	35.5	(1,955)	(5.9)
Gross profit	59,446	62.9	60,104	64.5	(658)	(1.1)
Operating expenses:
Selling, general and administrative	50,311	53.2	43,829	47.0	(6,482)	(14.8)
Research and development	13,957	14.8	15,651	16.8	1,694	10.8
Amortization of intangibles	1,783	1.9	834	0.9	(949)	(113.8)
Acquisition-related items	1,036	1.1	1,578	1.7	542	34.3
Restructuring charges	873	0.9	—	—	(873)	—
Total operating expenses	67,960	71.9	61,892	66.4	(6,068)	(9.8)
Operating loss	(8,514)	(9.0)	(1,788)	(1.9)	(6,726)	(376.2)
Interest income	316	0.3	338	0.3	(22)	(6.5)
Interest expense	(7,179)	(7.6)	(6,545)	(7.0)	(634)	(9.7)
Exchange rate gain (loss)	84	0.1	(778)	(0.8)	862	110.8
Other, net	110	0.1	1,898	2.0	(1,788)	(94.2)
Loss before income tax	(15,183)	(16.1)	(6,875)	(7.4)	(8,308)	(120.8)
Income tax benefit	(4,280)	(4.4)	(3,714)	(4.0)	566	15.2
Net loss	$(10,903)	(11.5)%	$(3,161)	(3.4)%	$(7,742)	(244.9)%
The following table sets forth our revenues by segment and product (in thousands) and the changes in revenues between the specified periods:

	Three Months Ended March 31,		Changes
	2014	2013	$	%
Medical segment:
Consoles	$8,543	$8,959	$(416)	(4.6)%
Single-procedure disposables:
IVUS	46,597	47,966	(1,369)	(2.9)%
FFR	28,843	26,823	2,020	7.5%
Other	9,044	7,971	1,073	13.5%
Sub-total medical segment	93,027	91,719	1,308	1.4%
Industrial segment	1,501	1,512	(11)	(0.7)%
	$94,528	$93,231	$1,297	1.4%
The following table sets forth our revenues by geographic area (in thousands) and the changes in revenues in the specified periods:

	Three Months Ended March 31,		Changes
	2014	2013	$	%
Revenue (1):
United States	$45,103	$43,331	$1,772	4.1%
Japan	23,893	28,181	(4,288)	(15.2)%
Europe, the Middle East and Africa	19,459	16,088	3,371	21.0%
Rest of world	6,073	5,631	442	7.8%
	$94,528	$93,231	$1,297	1.4%

(1)
Revenues are attributed to geographies based on the location of the customer, except for shipments to original equipment manufacturers, which are attributed to the country of origin of the equipment distributed.

Comparison of Three Months Ended March 31, 2014 and 2013
Revenues. Overall, the increase in medical segment revenue in the three months ended March 31, 2014 compared with the three months ended March 31, 2013 was driven by increased demand for our disposable products, largely offset by the net $2.7 million unfavorable impact of foreign currency exchange rates related primarily to the yen. The increases in FFR disposable revenues were primarily due to the increased adoption of the technology based on clinical study data, partially offset by unfavorable impacts of foreign currency exchange rates related primarily to the yen. The decrease in IVUS disposable revenues was due to the unfavorable impact of foreign currency exchange rates related primarily to the yen and the decline in market share in Japan, partially offset by increased revenue from the sale of products from the Pioneer Plus re-entry catheter product line which was acquired from Medtronic in August 2013. The increase in other revenues is primarily due to higher sales of third-party products, higher service contract and rental revenues.
We recognized year-over-year increases in revenues across all our key geographic markets except for Japan. The decrease in Japan is primarily due to the unfavorable impact of approximately $3.3 million of foreign currency exchange rates related to the yen and a decrease in IVUS disposable sales in coronary procedures due to a decline in market share.
Cost of Revenues. The increase in the cost of revenues in the three months ended March 31, 2014 compared with the three months ended March 31, 2013 was primarily due to higher sales volume. Gross margin was 62.9% of revenues in three months ended March 31, 2014, decreasing from 64.5% of revenues in the three months ended March 31, 2013. This unfavorable change in gross margin was primarily the result of the unfavorable impacts of foreign exchange rates related to the yen, product mix and duplicate overhead costs as we transition certain manufacturing operations to Costa Rica.
Selling, General and Administrative. The increase in selling, general and administrative expenses in the three months ended March 31, 2014 as compared with the three months ended March 31, 2013 was primarily due to the higher variable costs for U.S. sales driven by higher sales volumes, increased headcount in the sales organization in the U.S. and Europe, increased legal expense related to litigation matters and business development efforts, increased employee short-term and long-term incentive expense and increased facility expense related to our new corporate headquarters in San Diego, California, that we began to occupy in the third quarter of 2013.

Research and Development. The decrease in research and development expenses in the three months ended March 31, 2014 compared with the three months ended March 31, 2013 was primarily due to the discontinuation of in-process research and development projects as part of our restructuring efforts.
Amortization of Intangibles. The increase in amortization of intangibles in the three months ended March 31, 2014 as compared with the three months ended March 31, 2013 was primarily due to the amortization of intangible assets received from the Pioneer transaction in August 2013 and the commencement of amortization of the Crux intangible asset related to the IVC filter technology beginning in December 2013.
Acquisition-Related Items. Acquisition-related items during the three months ended March 31, 2014 consisted primarily of the change in fair value of the contingent consideration related to the Crux acquisition primarily as a result of the passage of time. The acquisition-related items during the three months ended March 31, 2013 consist of transaction costs related to the Sync-Rx and Crux acquisitions and the change in fair value of the contingent consideration related to the Crux acquisition primarily as a result of the passage of time.
Restructuring Charges. Restructuring charges during the three months ended March 31, 2014 consisted primarily of $726,000 of tangible and intangible asset impairments related to the discontinuation of research and development programs.
Interest Income. The interest income for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 remains consistent.
Interest Expense. Interest expense during the three months ended March 31, 2014 and March 31, 2013 was primarily related to interest and accretion of debt discount incurred on the convertible debt issued in December 2012 ($460 million aggregate principal amount) and the convertible debt issued in September 2010 ($25 million aggregate principal amount). The increase in interest expense is due to the accretion of the debt discount.
Exchange Rate Gain (Loss). During the three months ended March 31, 2014 and 2013, the impact of fluctuations in exchange rates was somewhat mitigated by our hedging practices. Through our hedging program, we are able to reduce the volatility of our exchange rate gains and losses resulting from the remeasurement of our intercompany receivable balances and non-functional currency transactions at current exchange rates.
Other. During the three months ended March 31, 2014, the Company's other income (expense) was minimal. During the three months ended March 31, 2013, we recognized $1.9 million of gains in connection with the sales of other long-term investments, which had been accounted for using the cost method.
Income Tax (Benefit) Expense. During the three months ended March 31, 2014, we recognized income tax benefit of $4.3 million compared to an income tax benefit of $3.7 million during the three months ended March 31, 2013. Our effective tax benefit rate decreased for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The decrease was primarily due to the expiration of the federal research and development tax credit in December 2013 and nondeductible expenses related to stock compensation. In addition to the above noted items, the effective tax rate during the three months ended March 31, 2013 included tax benefits related to the 2012 federal research and development tax credit’s retroactive reinstatement in January 2013.
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
At March 31, 2014, our cash and cash equivalents and available-for-sale investments totaled $367.2 million. We invest our excess funds in U.S. government securities, corporate fixed income securities, commercial paper, certificates of deposit and money market funds.
At March 31, 2014, our accumulated deficit was $127.3 million. Since inception, we have generated significant operating losses. During the years ended December 31, 2012 and 2011, we achieved full years of profitability. During the three months ended March 31, 2014 and 2013, our business used approximately $3.0 million and $7.9 million cash related to operating activities, respectively.
Cash Flows (in thousands)

	Three Months Ended March 31,
	2014	2013
Net cash used in operating activities	$(3,013)	$(7,871)
Net cash provided by (used) in investing activities	19,048	(48,117)
Net cash provided by financing activities	6,082	2,392
Effect of exchange rate changes on cash and cash equivalents	159	(724)
Net change in cash and cash equivalents	$22,276	$(54,320)
Cash Flows from Operating Activities. Cash used by operating activities of $3.0 million for the three months ended March 31, 2014 reflected our net loss of $10.9 million, adjusted for non-cash expenses, consisting primarily of $8.6 million of depreciation and amortization, including amortization or accretion of investment premium or discount, $3.9 million of stock-based compensation expense, $4.9 million of accretion of debt discount on convertible notes and other long term liabilities, $865,000 for the accretion of the contingent consideration related to the Crux acquisition and $726,000 of asset impairment related to restructuring activities. An additional source of cash included a decrease in accounts receivable of $4.9 million and an increase in accrued liabilities of $4.9 million. Uses of cash included an increase of prepaid expenses and other assets of $6.4 million, an increase in inventories of $6.3 million and decreases in accounts payable and accrued compensation of $8.7 million.
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
Cash Flows from Investing Activities. Cash provided by investing activities was $19.0 million in the three months ended March 31, 2014, resulting from $102.5 million from the sale or maturity of available-for-sale investments, partially offset by approximately $75.7 million used to purchase short-term and long-term available-for-sale investments, $4.8 million used for capital expenditures, including purchases of medical diagnostic equipment, manufacturing equipment and information technology systems, and $3.2 million used for other long-term assets and intangible asset purchases.
Cash used in investing activities was $48.1 million in the three months ended March 31, 2013, resulting from approximately $110.5 million used to purchase short-term and long-term available-for-sale securities and $7.3 million used for capital expenditures, including purchases of medical diagnostic equipment, manufacturing equipment and ERP system implementation. These purchases were partially offset by $67.1 million from the sale or maturity of available-for-sale investments.
Cash Flows from Financing Activities. Cash provided by financing activities in the three months ended March 31, 2014 consisted primarily of $7.1 million from exercises of common stock options and $1.9 million from the sale of common stock under our employee stock purchase plan offset by $2.9 million used for the Crux milestone payment.
Cash provided by financing activities in the three months ended March 31, 2013 consisted primarily of $0.7 million from exercises of common stock options and $1.7 million from the sale of common stock under our employee stock purchase plan.
Future Liquidity Needs
At March 31, 2014, we believe our current cash and cash equivalents and our available-for-sale investments will be sufficient to fund working capital requirements, debt service requirements, capital expenditures and operations for at least the next 12 months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.
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
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2013.
Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification to business partners and customers for losses suffered or incurred for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The term of these indemnification arrangements is generally perpetual. The maximum potential amount of future payments we could be required to make under these agreements is unlimited. At March 31, 2014, we have not incurred any costs to defend lawsuits or settle claims related to these indemnification arrangements.

Contractual Obligations

At March 31, 2014, there were no additional material contractual obligations other than the items detailed in Note 4 - “Commitments and Contingencies–Purchase Commitments” and those disclosed in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" of our annual report on Form 10-K for the year ended December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in our results of operations and cash flows. In the ordinary course of business, we are exposed to interest rate and foreign exchange risk. Fluctuations in interest rates and the rate of exchange between the U.S. dollar and foreign currencies, primarily the Japanese yen, or yen and the euro, could adversely affect our financial results.
We do not carry significant inventory of transducers, substrates or scanner subassemblies. If we had to change suppliers, we expect that it would take 6 to 24 months to identify appropriate suppliers, complete design work and undertake the necessary inspections and testing before the new transducers, substrates and subassemblies would be available.
Interest Rate Risk
Our exposure to interest rate risk at March 31, 2014 is related to the investment of our excess cash into highly liquid financial investments as well as our convertible debt which has a fixed rate. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates.
At March 31, 2014, we held $367.2 million in cash and cash equivalents and available-for-sale investments of which $345.0 million consisted of highly liquid financial investments with original final maturities of one year or less and the remaining amount was long-term available-for-sale investments with original final maturities over one year. If interest rates were to increase instantaneously and uniformly by 10 basis points, compared to interest rates as of March 31, 2014, the fair market value of our investment portfolio would decrease by approximately $125,000.
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
Foreign Currency Exchange Risk
We are exposed to foreign currency risks through our global operations, primarily in Japan and Europe, and when we enter into transactions in non-functional currencies. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the yen and the euro, could adversely affect our financial results. During the three months ended March 31, 2014, 25.1% and 20.0% of our revenues were denominated in yen and euro, respectively, and 10.6% and 10.6% of our operating expenses were denominated in yen and euro, respectively. If our yen or euro denominated sales exceed our yen or euro denominated costs, and the U.S. dollar strengthens relative to the yen or the euro, there is an adverse effect on our results of operations. Conversely, if the U.S. dollar weakens relative to the yen or the euro, there is a positive effect on our results of operations. For example, the average exchange rate of one U.S. dollar to yen increased 14.3% from 90.2 in the three months ended March 31, 2013 to 103.1 in the three months ended March 31, 2014, which resulted in a net negative impact to our operating results for the three months ended March 31, 2014 in the amount of approximately $2.0 million as compared to the comparable period in the prior year. The average exchange rate of one euro to U.S. dollar remained consistent in the three months ended March 31, 2014 compared with the three months ended March 31, 2013.
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
We hedge forecasted intercompany inventory transactions that are denominated in yen and euro. Forward contracts are used to hedge forecasted intercompany inventory transactions over specific time periods. These forward contracts are designated as cash flow hedges and have maturity dates of up to 16 months. Changes in the fair value of cash flow hedges, excluding time value of the hedges which is recorded as interest expense, are reported as a component of accumulated other comprehensive income (loss), or AOCI, within stockholders' equity. Once the underlying hedged transaction occurs, we de-designate the derivative, cease to apply hedge accounting treatment to the transaction, reclassify the gain or loss recorded to date from AOCI into cost of sales, and record any further gains or losses to exchange rate gain (loss). We evaluate effectiveness at the inception of the hedge and on an ongoing basis. To the extent we experience ineffectiveness in our hedges, the gains or losses accumulated in other comprehensive income associated with the ineffective portion of the hedge are reclassified immediately into exchange rate gain (loss). We adjust the level and use of derivatives as soon as practicable after learning that an exposure has changed. We review all exposures on derivative positions on a regular basis.
We are exposed to credit losses in the event of nonperformance by the banks with which we transact foreign currency contracts. We currently hold foreign exchange forward contracts with two counterparties. Our overall risk of loss in the event of a counterparty default is limited to the amount of any unrealized gains on outstanding contracts (i.e., those contracts that have a positive fair value) at the date of default. We manage this credit risk by executing foreign currency contracts with counterparties that meet our minimum requirements, and monitoring the credit ratings of our counterparties on a periodic basis. As of March 31, 2014, we had a total credit exposure of $514,000 from nonperformance of foreign exchange contract counterparties.
Market Price Sensitive Instruments
In order to reduce the potential equity dilution that would result upon conversion of our convertible senior notes, we entered into convertible note hedge transactions, or the Hedge, entitling us to purchase up to 14 million shares of our common stock at an initial strike price of $32.8286 per share and 850,000 shares of common stock at an initial strike price of $29.64 per share, subject to adjustments. Upon conversion of the convertible senior notes, the Hedge is expected to reduce the equity dilution if the daily volume-weighted average price per share of our common stock exceeds the strike price of the Hedge. We also entered into warrant transactions with the counterparties of the Hedge entitling them to acquire up to 14 million shares of our common stock at an initial strike price of $37.59 and 850,000 shares of our common stock at an initial strike price of $34.875 per share, subject to adjustments. The warrant transactions could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given measurement period (the quarter or year to date period) at maturity of the warrants exceeds the strike price of the warrants. In addition, non-performance by the counterparties under the Hedge would potentially expose us to dilution of our common stock to the extent our stock price exceeds the conversion price. See Note 3 “Financial Statement Details—Debt” for additional information.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, at March 31, 2014, our disclosure controls and procedures were effective.
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
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*We have only achieved profitability in 2010, 2011 and 2012 and are not projecting a return to profitability in 2014.We cannot assure you that we will achieve and sustain profitability in any future periods.
We were formed in January 2000 and have been profitable, on a full-year basis, only in 2010, 2011 and 2012 and the Company is not projecting a return to profitability in 2014. To the extent that we are able to increase revenues, we expect our operating expenses will also increase as we expand our business to meet anticipated growing demand for our products, devote resources to our sales, marketing and research and development activities and satisfy our debt service obligations. If we are unable to increase our revenues or reduce our cost of revenues and our operating expenses, we may not achieve profitabilityin the future. We expect to experience quarterly fluctuations in our revenues due to the timing of capital purchases by our customers and to a lesser degree the seasonality of disposable consumption by our customers. Additionally, expenses will fluctuate as we make future investments in research and development, selling and marketing and general and administrative activities, including as a result of new product introductions, transitioning from distributor arrangements to a direct sales force in different markets, satisfying our debt service obligations, and fund our litigation costs. This will cause us to experience variability in our reported earnings and losses in future periods. You should not rely on our operating results for any prior quarterly or annual period as an indication of our future operating performance.
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
Even though we engage in foreign currency hedging arrangements for certain of our foreign currency exchange exposures, foreign currency fluctuations may adversely affect our revenues and earnings. During the three months ended March 31, 2014, 25.1% and 20.0% of our revenues were denominated in Japanese yen, or yen, and the euro, respectively, and 10.6% and 10.6% of our operating expenses were denominated in yen and euro, respectively. We enter into derivative financial instruments, principally forward contracts, to manage a portion of the foreign currency risk related to transactions in non-functional currencies. Commencing in April 2013, we initiated a hedging program that broadened our use of foreign currency forward contracts to manage portions of our foreign currency risk related to certain forecasted intercompany inventory transactions with our foreign subsidiaries and expand the application of forward contracts to additional non-functional currency transactions worldwide. We cannot be assured our hedges will be effective or that the costs of the hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the yen and the euro, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results. In periods of a strengthening U.S. dollar relative to the yen or the euro, we would record less revenue and our results of operations could be negatively impacted.
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
As of March 31, 2014, our directors, officers and principal stockholders (those holding more than 5% of our common stock) collectively controlled a significant portion of our outstanding common stock. To the extent our directors, officers and principal stockholders continue to hold a significant portion of our outstanding common stock, these stockholders, if they act together, would be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.
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

Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
01/01/2014 - 01/31/2014	—	$—	—	$—
2/01/2014 - 2/28/2014	—	—	—	—
3/01/2014 - 3/31/2014	1,148,546	21.25	1,148,546	100,000,000
Total	1,148,546	$21.25	1,148,546	$100,000,000
(1) On December 2, 2013, we announced that our board of directors authorized a $200 million share repurchase program, which will expire on June 30, 2014. Pursuant to this approval, we entered into a $100 million accelerated share repurchase, or ASR, program with a counterparty, and received 3,557,137 shares of our common stock in December 2013 under the ASR program. The final number of shares repurchased by us under this ASR program was determined to be 4,705,683 shares, 1,148,546 shares of which were delivered to us at the completion of the ASR program in March 2014. The total number of shares repurchased by us under the ASR program was based generally on the daily volume-weighted average share price of our common stock during the period of the ASR program, less an agreed-to discount. Refer to "PART I, Item 1, Financial Statements - Notes to Unaudited Consolidated Financial Statements, Note 5 - Stockholders' Equity" in this Quarterly Report on Form 10-Q.
(2) Average price per share is calculated by dividing the total cost for the ASR program of $100 million, which was paid in December 2013, by the total number of shares repurchased under the ASR program as of March 31, 2014, which was 4,705,683 shares.

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

10.1*	2014 Long Term Incentive Plan

10.2*	2014 Long Term Incentive Plan Performance Restricted Stock Unit form of Grant Notice and Award Agreement

10.3*	2014 Short Term Incentive Plan

10.4*	Officer Change of Control Severance Benefit Plan

10.5*
Amended and Restated Employment Agreement by and between the Registrant and R. Scott Huennekens, dated February 12, 2014 (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (File No. 000-52045), as originally filed on February 28, 2014, and incorporated herein by reference).

10.6*
Amended and Restated Employment Agreement by and between the Registrant and John Dahldorf, dated February 12, 2014 (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K (File No. 000-52045), as originally filed on February 28, 2014, and incorporated herein by reference).

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

Signature	Title	Date

/s/ John T. Dahldorf	Chief Financial Officer (principal financial officer, principal accounting officer and duly authorized officer)	May 5, 2014
John T. Dahldorf

EXHIBIT INDEX

Exhibit Number	Description

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

10.1*	2014 Long Term Incentive Plan

10.2*	2014 Long Term Incentive Plan Performance Restricted Stock Unit form of Grant Notice and Award Agreement

10.3*	2014 Short Term Incentive Plan

10.4*	Officer Change of Control Severance Benefit Plan

10.5*
Amended and Restated Employment Agreement by and between the Registrant and R. Scott Huennekens, dated February 12, 2014 (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (File No. 000-52045), as originally filed on February 28, 2014, and incorporated herein by reference).

10.6*
Amended and Restated Employment Agreement by and between the Registrant and John Dahldorf, dated February 12, 2014 (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K (File No. 000-52045), as originally filed on February 28, 2014, and incorporated herein by reference).

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