Form 10-Q
period 2014-06-30
Volcano Corp
filed 2014-08-08
CIK 1354217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 4, 2014
Common stock, $0.001 par value	51,460,461

VOLCANO CORPORATION
Quarterly Report on Form 10-Q for the quarter ended June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
VOLCANO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$56,182	$107,159
Short-term available-for-sale investments	149,981	230,775
Accounts receivable, net	85,097	81,962
Inventories	72,170	60,970
Prepaid expenses and other current assets	24,960	28,525
Total current assets	388,390	509,391
Long-term available-for-sale investments	35,510	34,750
Property and equipment, net	122,471	118,094
Intangible assets, net	126,970	58,108
Goodwill	150,882	55,087
Other non-current assets	56,330	56,489
Total assets	$880,553	$831,919
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,207	$19,137
Accrued compensation	28,277	26,918
Accrued expenses and other current liabilities	29,979	28,453
Deferred revenues	11,119	10,652
Contingent consideration	14,450	3,750
Total current liabilities	97,032	88,910
Convertible senior notes	410,868	401,012
Other long-term debt	1,208	1,268
Deferred revenues	4,802	5,079
Contingent consideration, non-current portion	52,984	29,888
Other non-current liabilities	6,523	5,960
Total liabilities	573,417	532,117
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, par value of $0.001; 10,000 shares authorized; no shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, par value of $0.001; 250,000 shares authorized at June 30, 2014 and December 31, 2013; 51,321 and 51,530 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	51	52
Additional paid-in capital	437,098	420,234
Accumulated other comprehensive loss	(2,995)	(4,088)
Accumulated deficit	(127,018)	(116,396)
Total stockholders’ equity	307,136	299,802
Total liabilities and stockholders’ equity	$880,553	$831,919
See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$102,605	$101,344	$197,133	$194,575
Cost of revenues, excluding amortization of intangibles	37,711	36,039	72,794	69,166
Gross profit	64,894	65,305	124,339	125,409
Operating expenses:
Selling, general and administrative	49,353	45,734	99,664	89,563
Research and development	13,700	17,954	27,657	33,605
Amortization of intangibles	1,818	820	3,601	1,654
Acquisition-related items	(6,441)	911	(5,405)	2,489
Restructuring (benefits) charges	(841)	—	32	—
Total operating expenses	57,589	65,419	125,549	127,311
Operating income (loss)	7,305	(114)	(1,210)	(1,902)
Interest income	281	305	596	643
Interest expense	(7,320)	(6,607)	(14,498)	(13,152)
Exchange rate (loss) gain	(13)	(301)	71	(1,079)
Other, net	14	2,279	124	4,177
Income (loss) before income tax	267	(4,438)	(14,917)	(11,313)
Income tax benefit	(15)	(2,050)	(4,295)	(5,764)
Net income (loss)	$282	$(2,388)	$(10,622)	$(5,549)
Net income (loss) per share:
Basic	$0.01	$(0.04)	$(0.21)	$(0.10)
Diluted	$0.01	$(0.04)	$(0.21)	$(0.10)
Shares used in calculating net income (loss) per share:
Basic	51,300	54,574	51,630	54,389
Diluted	51,674	54,574	51,630	54,389

See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$282	$(2,388)	$(10,622)	$(5,549)
Other comprehensive (loss) income
Foreign currency translation adjustments	206	363	1,753	5
Changes in unrealized loss on available-for-sale investments, net of tax	(44)	(169)	(40)	(194)
Changes in unrealized (losses) gain on foreign currency forward exchange contracts, net of tax	(357)	8	(620)	8
Other comprehensive (loss) income	(195)	202	1,093	(181)
Comprehensive income (loss)	$87	$(2,186)	$(9,529)	$(5,730)

See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2013	51,530	$52	$420,234	$(4,088)	$(116,396)	$299,802
Issuance of common stock under equity compensation plans	940	—	9,541	—	—	9,541
Employee stock-based compensation cost	—	—	7,616	—	—	7,616
Common stock repurchase/retirement	(1,149)	(1)	2	—	—	1
Tax expense related to stock-based compensation	—	—	(295)	—	—	(295)
Net loss	—	—	—	—	(10,622)	(10,622)
Other comprehensive income	—	—	—	1,093	—	1,093
Balance at June 30, 2014	51,321	$51	$437,098	$(2,995)	$(127,018)	$307,136

See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(10,622)	$(5,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,212	12,223
Amortization (accretion) of investment premium (discount), net	1,866	1,378
Accretion of debt discount on convertible senior notes and other long-term debt	9,881	9,341
Change in contingent consideration	(6,204)	1,656
Non-cash stock compensation expense	7,515	7,847
Asset impairment related to restructuring	818	—
Gain on sale of other long-term investment	(365)	(1,925)
Effect of exchange rate changes and others	(953)	9,139
Deferred income taxes	1,014	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,312)	(5,468)
Inventories	(8,462)	(6,807)
Prepaid expenses and other assets	(5,585)	(11,076)
Accounts payable	(7,599)	(6,156)
Accrued compensation	1,313	846
Accrued expenses and other liabilities	2,333	(3,860)
Deferred revenues	209	(62)
Net cash (used in) provided by operating activities	(1,941)	1,527
Investing activities
Purchase of short-term and long-term available-for-sale securities	(120,514)	(154,887)
Sale or maturity of short-term and long-term available-for-sale securities	198,621	139,494
Capital expenditures	(14,661)	(18,490)
Cash paid for intangible assets and other investments	(4,941)	(1,692)
Proceeds from sale of other long-term investments	365	3,426
Cash paid related to acquisitions, net of cash acquired	(114,791)	—
Net cash used in investing activities	(55,921)	(32,149)
Financing activities
Repayment of capital lease liability	(19)	(15)
Cash paid to settle contingent liability related to acquisition	(2,900)	—
Proceeds from sale of common stock under employee stock purchase plan	1,851	1,713
Proceeds from exercise of common stock options	7,691	1,185
Net cash provided by financing activities	6,623	2,883
Effect of exchange rate changes on cash and cash equivalents	262	(1,136)
Net decrease in cash and cash equivalents	(50,977)	(28,875)
Cash and cash equivalents, beginning of period	107,159	330,635
Cash and cash equivalents, end of period	$56,182	$301,760
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,384	$4,183
Cash paid for income taxes	$1,246	$1,860
See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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
The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Reclassification
Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current year presentation.
Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing consolidated net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing consolidated net income (loss) by the weighted-average number of common shares outstanding and dilutive common stock equivalent shares outstanding during the period. Our potentially dilutive shares include outstanding common stock options, unvested restricted stock units, including those with performance or market conditions, and incremental shares issuable upon the conversion of the Senior Convertible Notes or upon exercise of the warrants relating to the Senior Convertible Notes. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share or increase net income per share as discussed in the following paragraph. For the three months ended June 30, 2014, 374,000 in the money option and award shares were dilutive for the period and potentially dilutive shares totaling 28.8 million have not been included in the computation of diluted net income per share, as the result would be anti-dilutive. For the six months ended June 30, 2014, potentially dilutive shares totaling 24.2 million have not been included in the computation of diluted net loss per share, as the result would be anti-dilutive.
Diluted net income (loss) per common share does not include any incremental shares related to the Senior Convertible Notes for the three and six months ended June 30, 2014 and 2013. Because the principal amount of the Senior Convertible Notes will be settled in cash upon conversion, only the conversion spread relating to the Senior Convertible Notes may be included in our calculation of diluted net loss per common share. As such, the Senior Convertible Notes have no impact on diluted net income (loss) per common share until the price of our common stock exceeds the conversion price (initially $29.64 for the 2.875% Convertible Senior Notes due 2015, or the 2015 Notes, and $32.83 for the 1.75% Convertible Senior Notes due 2017, or the 2017 Notes, or collectively, the Notes, subject to adjustments) of the Notes. In addition, the diluted net income (loss) per common share does not include any incremental shares related to the exercise of the warrants related to the Notes for the three and six months ended June 30, 2014 and 2013. The warrants will not have an impact on diluted net income (loss) per common share until the price of our common stock exceeds the strike price of the warrants (initially $34.875 for the warrants issued in connection with the 2015 Notes offering and $37.59 for the warrants issued in connection with the 2017 Notes offering, subject to adjustments). When the market price of our stock exceeds the strike price, as applicable, we will include, in the diluted net income (loss) per common share calculation, the effect of the additional shares that may be issued upon exercise of the warrants using the treasury stock method to the extent the effect is not anti-dilutive.

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
The basic and diluted net income (loss) per common share calculations for the three and six months ended June 30, 2014 and 2013 are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$282	$(2,388)	$(10,622)	$(5,549)
Weighted average common shares outstanding for basic	51,300	54,574	51,630	54,389
Weighted average common shares outstanding for diluted	51,674	54,574	51,630	54,389
Net income (loss) per share:
Basic	$0.01	$(0.04)	$(0.21)	$(0.10)
Diluted	$0.01	$(0.04)	$(0.21)	$(0.10)
Recent Accounting Pronouncements
In May 2014, the FASB amended the accounting standards to create Topic 606 Revenue from Contracts with Customers. The updated guidance is effective for us beginning in fiscal year 2017 and early application is not permitted. The Company is currently evaluating the new standard to determine the effect, if any, on our consolidated financial statements.

2. Acquisitions and Acquisition-Related Items

AtheroMed Acquisition

On June 17, 2014, we completed the acquisition of all outstanding equity interests in AtheroMed, Inc., or AtheroMed, a privately-held company engaged in the development of atherectomy technology used in the treatment of peripheral artery disease, or PAD. AtheroMed’s Phoenix® Atherectomy System, or Phoenix, received 510(k) clearance in January 2014, has a CE Mark, and has reimbursement in the U.S. and select countries in Europe. The primary reasons for the acquisition were to diversify our product offerings and to allow us the opportunity to better position ourselves in the peripheral vascular market. The transaction was accounted for as a business combination.
We paid approximately $116.5 million in cash at closing, which amount was partially offset by our acquisition at closing of approximately $1.7 million in cash. This closing cash payment is subject to a post-closing net working capital adjustment. In addition, we agreed to pay a cash milestone of $15.0 million if FDA clearance of a premarket 510(k) notification is received on or before November 15, 2014 for AtheroMed's second generation Phoenix Atherectomy System. The fair market value of this contingent consideration was preliminarily estimated to be $14.0 million at acquisition. Furthermore, we may be required to make payments upon reaching certain sales milestones. We estimate the contingent sales milestone payments to be approximately $39.4 million and the fair value of this contingent consideration was preliminarily estimated to be $29.0 million at acquisition.
The assets acquired, consisting primarily of developed technology valued at $61.9 million and IPR&D valued at $9.0 million, were recorded at their estimated fair values as of the acquisition date. The excess of purchase price over the fair value amounts of the assets acquired and liabilities assumed is $95.8 million, which represents the goodwill amount resulting from the acquisition, was allocated to our medical segment and is not deductible for income tax purposes.

As of the date of this Quarterly Report on Form 10-Q, the Company is still finalizing the allocation of the purchase price and the valuation of its contingent consideration. Changes to the current allocation and contingent consideration may occur as additional information becomes available including, but not limited to, potential working capital adjustments, the valuation of inventory, fixed assets, intangible assets and deferred taxes, with such changes recorded as an adjustment to goodwill.
The acquisition was not individually or collectively considered material to the overall unaudited condensed consolidated financial statements and results of operations of the Company. We have included the operating results associated with the AtheroMed acquisition in our unaudited condensed consolidated financial statements from the date of acquisition.
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
This transaction was structured as an asset purchase and was accounted for as a business combination with an aggregate purchase price of $15.0 million. The assets acquired, primarily $12.7 million of intangible assets, were recorded at their estimated fair values as of the acquisition date. The excess of purchase price over the fair value amounts of the assets acquired and liabilities assumed was $1.5 million, which represented the goodwill amount resulting from the acquisition and was allocated to our medical segment and is not deductible for income tax purposes. As of the date of this Quarterly Report on Form 10-Q, the Company is still finalizing the allocation of the purchase price. Changes to the current allocation may occur as additional information becomes available related to the valuation of inventory, fixed assets and intangible assets and deferred taxes, with such changes recorded as an adjustment to goodwill.
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
In addition, subject to the terms of the merger agreement, we may be required to make payments upon reaching various sales milestones. We determined the fair value of the contingent consideration relative to the milestone payments based on commercial sales of Crux products using various estimates, including revenue projections, discount rates and amount of time until the conditions of the milestone payments are met. This fair value measurement is based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy. At June 30, 2014, for the fair value relative to the milestone payments based on the commercial sales of Crux products, the key assumptions in applying the income approach include a 10% discount rate and probability-weighted expected milestone payment ranges from $26.4 million to $50.2 million based on estimated commercial sales of Crux products ranging from $87.0 million to $154.0 million from 2014 to 2019. During the quarter ended June 30, 2014, we reduced the future revenue estimates based on our initial commercial experience. Offsetting the reduction in the liability related to the change in future revenue estimates was a reduction in the discount rate from 14% to 10% to reflect a reduction in the risk premium associated with commercialization now that the product is in full market release. Using different valuation assumptions could result in significant differences in the fair value of the contingent consideration and accretion expense in the current or future periods.

The following table sets forth the changes in the estimated fair value of the Company’s contingent liabilities (net of working capital receivable adjustment) measured on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Fair value measurement at beginning of period	$31,504	$31,167	$33,638	$30,231
Change in fair value measurement included in operating expenses	(7,214)	720	(6,348)	1,656
Contingent consideration settled and other	—	(200)	(3,000)	(200)
Fair value measurement at end of period	24,290	31,687	24,290	31,687
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
In connection with the acquisition, we recorded a contingent liability of $1.1 million related to a government grant received to develop the underlying technology. The timing of repayment of the grant is contingent upon the generation of revenues derived from the technology for which grant proceeds were received. We expect to generate revenues sufficient to repay the liability in its entirety. The grant was recorded as other long term debt at its present value using various estimates, including revenue projections, discount rate and estimated years of re-payment. This fair value measurement is based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy. At acquisition, for the fair value relative to this liability, the key assumptions in applying the income approach included an 8% discount rate and estimated commercial sales derived from the underlying technology ranging from $256.1 million to $298.3 million over the expected period of re-payment of 10 to 16 years. The long term liability will be accreted to the re-payment amount of $1.9 million plus interest, with such accretion recorded as interest expense over the expected period of re-payment. As of June 30, 2014, there were no significant changes in the range of outcomes for the contingent liability recognized as a result of the acquisition.
Acquisition-Related Items
During the three and six months ended June 30, 2014, we recorded income of $6.4 million and $5.4 million, respectively, from acquisition-related items. We recorded $7.0 million and $6.2 million, respectively, of income related to the change in fair value of the contingent consideration associated with the Crux and AtheroMed acquisitions, which is primarily due to revised revenue forecasts for Crux partially offset by the passage of time, a change in the discount factor for Crux and $629,000 and $800,000, respectively, in transaction costs primarily associated with the AtheroMed and Sync-Rx acquisitions.
During the three and six months ended June 30, 2013, we recorded charges of $911,000 and $2.5 million, respectively, in acquisition-related items, including charges of $720,000 and $1.7 million, respectively, related to the change in fair value of the contingent consideration associated with the Crux acquisition, which is primarily due to the passage of time, and $191,000 and $835,000, respectively, in transaction costs primarily associated with the Crux and Sync-Rx acquisitions.
3. Financial Statement Details
Cash and Cash Equivalents and Available-for-Sale Investments
We invest our excess funds in U.S. government securities, corporate fixed income securities, commercial paper, certificates of deposit and money market funds. As of June 30, 2014, all of these investments were classified as available-for-sale and mature within 15 months. These investments are recorded at their estimated fair value, with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss.

At June 30, 2014 and December 31, 2013, available-for-sale investments are detailed as follows (in thousands):
At June 30, 2014

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Corporate debt securities	$131,919	$54	$15	$131,958
U.S. Treasury and agency debt securities	18,005	18	—	18,023
Short-term available-for-sale investments	$149,924	$72	$15	$149,981
Long-term:
Corporate debt securities	$35,530	$—	$20	$35,510
U.S. Treasury and agency debt securities	—	—	—	—
Long-term available for sale investments	$35,530	$—	$20	$35,510
At December 31, 2013

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Corporate debt securities	$164,570	$72	$4	$164,638
U.S. Treasury and agency debt securities	66,153	2	18	66,137
Short-term available-for-sale investments	$230,723	$74	$22	$230,775
Long-term:
Corporate debt securities	$11,697	$30	$—	$11,727
U.S. Treasury and agency debt securities	23,008	15	—	23,023
Long-term available for sale investments	$34,705	$45	$—	$34,750
Available-for-sale investments that are in an unrealized loss position at June 30, 2014 and December 31, 2013 are detailed as follows (in thousands):

	At June 30, 2014
	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$77,621	$36
U.S. Treasury and agency debt securities	—	—
	$77,621	$36

	At December 31, 2013
	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$21,226	$4
U.S. Treasury and agency debt securities	40,982	18
	$62,208	$22
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
We hedge forecasted intercompany inventory transactions that are denominated in yen and euro. Forward contracts are used to hedge forecasted intercompany inventory transactions over specific time periods. These forward contracts are designated as cash flow hedges and have maturity dates of up to 15 months. Changes in the fair value of cash flow hedges, excluding time value of the hedges which is recorded as interest expense, are reported as a component of accumulated other comprehensive income (loss), or AOCI, within stockholders' equity. Once the underlying hedged transaction occurs, we de-designate the derivative, cease to apply hedge accounting treatment to the transaction, reclassify the gain or loss recorded to date from AOCI into cost of sales, and record any further gains or losses to exchange rate gain (loss). We evaluate hedge effectiveness at the inception of the hedge and on an ongoing basis. To the extent we experience ineffectiveness in our hedges, the gains or losses accumulated in other comprehensive income associated with the ineffective portion of the hedge are reclassified immediately into exchange rate gain (loss). We adjust the level and use of derivatives as soon as practicable after learning that an exposure has changed. We review all exposures on derivative positions on a regular basis.
At June 30, 2014 and December 31, 2013, the notional amount of our outstanding forward contracts was $121.6 million and $97.3 million, respectively, of which $64.0 million and $40.3 million, respectively, were designated as cash flow hedges. At June 30, 2014, our outstanding forward contracts mature through September 2015.
As of June 30, 2014, the deferred loss, net of tax, for those derivative contracts that qualified for hedge accounting treatment was $121,500, all of which will be reclassified from accumulated other comprehensive income (loss) into cost of sales at the then-current values over the next twelve months as the underlying hedged transactions are recognized.
The following tables summarize the location and fair values of derivative instruments on our unaudited condensed consolidated balance sheets (in thousands) at June 30, 2014 and December 31, 2013. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not.

	At June 30, 2014
	Asset Derivatives		Liability Derivatives
	Balance sheet location	Fair Value	Balance sheet location	Fair Value
Derivatives Designated as Hedging Instruments
Foreign exchange forward contracts	Other current assets	$127	Other current liabilities	$397
Foreign exchange forward contracts	Other long-term assets	26	Other long-term liabilities	34
Total Derivatives Designated as Hedging Instruments		153		431

Derivatives Not Designated as Hedging Instruments
Foreign exchange forward contracts	Other current assets	503	Other current liabilities	592
Total Derivatives Not Designated as Hedging Instruments		503		592

Total Derivatives		$656		$1,023

	As of December 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance sheet location	Fair Value	Balance sheet location	Fair Value
Derivatives Designated as Hedging Instruments
Foreign exchange forward contracts	Other current assets	$954	Other current liabilities	$251
Foreign exchange forward contracts	Other long-term assets	81	Other long-term liabilities	—
Total Derivatives Designated as Hedging Instruments		1,035		251

Derivatives Not Designated as Hedging Instruments
Foreign exchange forward contracts	Other current assets	1,953	Other current liabilities	1,164
Total Derivatives Not Designated as Hedging Instruments		1,953		1,164

Total Derivatives		$2,988		$1,415

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

	As of June 30, 2014
		Gross Amount Not Offset on the Balance Sheet
	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) or Pledged	Net Amount
Derivative Assets
Foreign exchange forward contracts	$656	$(656)	—	$—
Derivative Liabilities
Foreign exchange forward contracts	(1,023)	656	—	(367)
Total	$(367)	—	—	(367)

	As of December 31, 2013
		Gross Amount Not Offset on the Balance Sheet
	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) or Pledged	Net Amount
Derivative Assets
Foreign exchange forward contracts	$2,988	$(1,415)	—	$1,573
Derivative Liabilities
Foreign exchange forward contracts	(1,415)	1,415	—	—
Total	$1,573	—	—	1,573
The following table summarizes the effect of our foreign exchange forward contracts on our unaudited Condensed Consolidated Statements of Operations (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Derivatives Designated as Hedging Instruments
Gain (loss) recognized in other comprehensive income on foreign currency forward contracts (effective portion)	$(287)	$8	$(658)	$8
Gain (loss) reclassified from accumulated other comprehensive income into cost of revenue (effective portion)	263	—	297	—
Gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	(47)	(32)	(40)	(32)

Derivatives Not Designated as Hedging Instruments
Gain (loss) recognized in exchange rate gain (loss), net	$(417)	$1,966	$(942)	$5,882
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
In connection with our convertible debt offering in September 2010 and subsequent partial repurchase in December 2012, we purchased call options on our common stock and sold warrants. The remaining call options give us the right to purchase up to approximately 850,000 shares of our common stock at $29.64 per share, subject to certain adjustments, and the remaining warrants give the counterparty the right to purchase up to approximately 850,000 shares of our common stock at $34.88 per share, subject to certain adjustments.
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
We are exposed to credit losses in the event of nonperformance by the banks with which we transact foreign currency contracts. We currently hold foreign exchange forward contracts with two counterparties. Our overall risk of loss in the event of a counterparty default is limited to the amount of any unrealized gains on outstanding contracts (i.e., those contracts that have a positive fair value) at the date of default. We manage this credit risk by executing foreign currency contracts with counterparties that meet our minimum requirements, and monitoring the credit ratings of our counterparties on a periodic basis. As of June 30, 2014, we had no credit exposure as our contract liability exceeded assets with both counterparty banks.
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
Contingent consideration arrangements obligate us to pay former shareholders of an acquired entity if specified future events occur or conditions are met such as the achievement of certain technological milestones or the achievement of targeted revenue milestones. We measure such liabilities using Level 3 unobservable inputs, applying the income approach, such as the discounted cash flow technique, or the probability-weighted scenario method. We used various key assumptions, such as the probability of achievement of the agreed milestones and the discount rate, in our determination of the fair value of contingent consideration. We monitor the fair value of the contingent consideration and the subsequent revisions are reflected in our unaudited consolidated statements of operations. For a further discussion on the key assumptions used in determining the fair value and the change in the estimated fair value of the contingent consideration during the three and six months ended June 30, 2014, refer to Note 2, "Acquisitions and Acquisition-Related Items".
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
During the three and six months ended June 30, 2014 and 2013, no transfers were made into or out of the Level 1, 2, or 3 categories.
Financial assets and liabilities measured at fair value on a recurring basis are summarized below at June 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at June 30, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash	$26,897	$26,897	$—	$—
Money market funds	29,285	29,285	—	—
Corporate debt securities	131,958	—	131,958	—
U.S. Treasury and agency debt securities	18,023	18,023	—	—
Foreign currency forward contracts	630	—	630	—
Non-current:
Corporate debt securities	35,510	—	35,510	—
U.S. Treasury and agency debt securities	—	—	—	—
Foreign currency forward contracts	26	—	26	—
Total assets measured at fair value	$242,329	$74,205	$168,124	$—
Liabilities:
Current:
Foreign currency forward contracts	$989	$—	$989	$—
Contingent consideration, current portion (1)	14,450	—	—	14,450
Non-current:
Foreign currency forward contracts	34	—	34	—
Other long-term debt	1,208	—	—	1,208
Contingent consideration	52,984	—	—	52,984
Total liabilities measured at fair value	$69,665	$—	$1,023	$68,642

(1)	This amount is reflected net of the fair value of the working capital receivable in the amount of $1.3 million at June 30, 2014.

	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash	$98,436	$98,436	$—	$—
Money market funds	8,723	8,723	—	—
Corporate debt securities	164,638	—	164,638	—
U.S. Treasury and agency debt securities	66,137	66,137	—	—
Foreign currency forward contracts	2,907	—	2,907	—
Non-current:
Corporate debt securities	11,727	—	11,727	—
U.S. Treasury and agency debt securities	23,023	23,023	—	—
Foreign currency forward contracts	81	—	81	—
Total assets measured at fair value	$375,672	$196,319	$179,353	$—
Liabilities:
Current:
Foreign currency forward contracts	$1,415	$—	$1,415	$—
Contingent consideration, current portion (1)	3,750	—	—	3,750
Non-current:
Other long-term debt	1,268	—	—	1,268
Contingent consideration	29,888	—	—	29,888
Total liabilities measured at fair value	$36,321	$—	$1,415	$34,906

(1)	This amount is reflected net of the fair value of the working capital receivable in the amount of $1.2 million at December 31, 2013.

Inventories
Inventories consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Finished goods (1)	$32,956	$27,237
Work-in-process	13,192	12,051
Raw materials	26,022	21,682
	$72,170	$60,970

(1)	Finished goods inventory includes consigned inventory of $6.4 million and $5.6 million at June 30, 2014 and December 31, 2013, respectively.
Intangible Assets
Intangible assets consisted of the following (in thousands):

	June 30, 2014
Intangible assets subject to amortization	Cost	Accumulated Amortization	Net	Weighted- Average Life (in years) (1)
Developed technology	$120,781	$20,088	$100,693	12.3
Licenses	7,479	7,127	352	8.8
Customer relationships	4,239	4,063	176	6.1
Patents and trademarks	13,855	3,108	10,747	13.8
Covenant not to compete	600	158	442	3.0
	146,954	34,544	112,410	12.0
Intangible assets not yet subject to amortization
In-process research and development	14,560	—	14,560	n/a
	$161,514	$34,544	$126,970

	December 31, 2013
Intangible assets subject to amortization	Cost	Accumulated Amortization	Net	Weighted- Average Life (in years) (1)
Developed technology	$57,507	$16,393	$41,114	8.6
Licenses	7,441	7,102	339	8.8
Customer relationships	4,441	4,312	129	6.1
Patents and trademarks	13,668	2,894	10,774	13.2
Covenant not to compete	300	108	192	3.0
	83,357	30,809	52,548	9.2
Intangible assets not yet subject to amortization
In-process research and development	5,560	—	5,560	n/a
	$88,917	$30,809	$58,108

(1)	Weighted average life of intangible assets is presented excluding fully amortized assets.
At June 30, 2014, future amortization expense related to our intangible assets subject to amortization is expected to be as follows (in thousands):

2014	5,991
2015	11,164
2016	10,975
2017	10,412
2018	10,314
Thereafter	63,554
$112,410
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
A summary of the activities related to this initiative is presented below (in thousands):

Employee Termination Cost
Balance at 01/01/2013	$—
Restructuring charges during 2013	333
Payments during 2013	(333)
Balance at 12/31/2013	$—
Restructuring charges during the first half of 2014	189
Payments during the first half of 2014	(189)
Balance at 06/30/2014	$—
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
Activities under this restructuring plan were initiated in the third quarter of 2013 and were substantially completed during the second quarter of 2014. We estimate that this restructuring plan will result in total pre-tax charges of approximately $18.9 million, of which approximately $6.7 million resulted or will result in cash outlay. The following provides a summary of our expected total costs associated with the plan by major type of costs (in thousands):

Type of Cost	Total Estimated Amount
Employee termination benefits	$2,659
Asset impairments	12,220
Other associated costs	4,005
Total	$18,884

A summary of the restructuring charges related to this initiative is presented below (in thousands):

	Employee Termination Benefits	Asset Impairments	Other Associated Costs	Total
Balance at 01/01/2013	$—	$—	$—	$—
Restructuring charges during 2013	2,867	11,402	4,772	19,041
Payments/write-off during 2013	(797)	(11,402)	—	(12,199)
Balance at 12/31/2013	$2,070	$—	$4,772	$6,842
Restructuring charges during the first half of 2014	$(209)	818	(766)	(157)
Payments/write-off during the first half of 2014	$(1,329)	(818)	(4,006)	(6,153)
Balance at 06/30/2014	532	—	—	532
The employee termination benefits include severance payments and continuing medical and other benefits. The asset impairments are related to the discontinued programs and include impairment of property, plant and equipment assets, impairment of intangible assets and other tangible asset impairments. The other associated costs include the contract termination costs related to our purchase and lease commitments, and other costs directly related to the restructuring activities. The $766,000 reduction in other associated costs is primarily from negotiating a favorable settlement on a contract termination. Reductions in employee termination benefits are the result of final severance costs being less than previously estimated.
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
The carrying values of the liability and equity components of both the 2017 Notes and the 2015 Notes are reflected in our unaudited condensed consolidated balance sheets as follows (in thousands):

	June 30, 2014	December 31, 2013
Long-term debt:
2.875% Convertible Senior Notes due 2015:
Principal amount	$25,000	$25,000
Unamortized discount of liability component	(1,282)	(1,818)
Unamortized debt issuance costs	(143)	(204)
Carrying value of liability component	23,575	22,978

1.75% Convertible Senior Notes due 2017:
Principal amount	460,000	460,000
Unamortized discount of liability component	(64,667)	(72,902)
Unamortized debt issuance costs	(8,040)	(9,064)
Carrying value of liability component	387,293	378,034
Total long-term debt	$410,868	$401,012

Equity—net carrying value
2.875% Convertible Senior Notes due 2015	$452	$452
1.75% Convertible Senior Notes due 2017	89,415	89,415

The fair values of the Notes, which are all Level 2 measurements, are summarized as follows (in thousands):

	June 30, 2014	December 31, 2013
2.875% Convertible Senior Notes due 2015	$24,382	$25,950
1.75% Convertible Senior Notes due 2017	462,475	456,320
Total	$486,857	$482,270

4. Commitments and Contingencies
St. Jude Medical and LightLab Litigation Settlement
On August 7, 2014, Volcano Corporation (“Volcano”) and its wholly-owned subsidiary, Axsun Technologies, Inc. (“Axsun” and together with Volcano, the “Volcano Parties”), entered into a Settlement, Release, License Agreement, and Covenants Not To Sue (the “Agreement”) with St. Jude Medical, Inc. (“St. Jude”) and its affiliates St. Jude Medical, Cardiology Division, Inc., St. Jude Medical Systems AB, St. Jude Medical S.C., Inc., and LightLab Imaging, Inc. (“LightLab”) (collectively, the “St. Jude Parties”), to settle all currently ongoing litigation among the Volcano Parties and the St. Jude Parties. The settlement covers the following civil actions:

•	LightLab Imaging, Inc. v. Axsun Technologies, Inc. and Volcano Corporation, in the Massachusetts Superior Court and the Massachusetts Supreme Judicial Court (the “Massachusetts Proceeding”);

•	Axsun Technologies, Inc. and Volcano Corporation v. LightLab Imaging, Inc., in the Delaware Chancery Court;

•	LightLab Imaging, Inc. v. Axsun Technologies, Inc. and Volcano Corporation, in the Delaware Chancery Court;

•	St. Jude Medical, Cardiology Division, Inc., St. Jude Medical Systems AB, and St. Jude Medical S.C., Inc. v. Volcano Corporation, in the United States District Court for the District of Delaware;

•	St. Jude Medical, Cardiology Division, Inc., St. Jude Medical Systems AB, and St. Jude Medical S.C., Inc. v. Volcano Corporation, in the United States District Court for the District of Delaware;

•
Volcano Corporation v. St. Jude Medical, Cardiovascular and Ablation Technologies Division, Inc.; St. Jude Medical, Cardiology Division, Inc.; St. Jude Medical, U.S. Division; St. Jude Medical S.C., Inc.; and St. Jude Medical Systems AB, in the United States District Court for the District of Delaware and the United States Court of Appeals for the Federal Circuit; and

•
St. Jude Medical, Cardiology Division, Inc., v. Volcano Corporation, and Michelle K. Lee, Deputy Director, U.S. Patent and Trademark Office, in the United States Patent and Trademark Office and the United States Court of Appeals for the Federal Circuit.

No payments are being made in connection with the Agreement.
Pursuant to the Agreement, the parties agreed to cause each of the Litigations to be dismissed with prejudice and to not seek appellate review of a recent decision issued in the Massachusetts Proceeding.
The Agreement contains mutual releases covering all claims that the Volcano Parties or the St. Jude Parties, or their respective affiliates, have or may have against the other in connection with the Litigations.
The Agreement contains covenants not to sue by each party for (i) infringement of any of the patents that are the subject of any of the Litigations, (ii) infringement of any of the other party’s patents (subject to specified exceptions) by a party’s current products, products in the field of functional measurement for which regulatory approval is submitted before August 7, 2016, or features of those products, (iii) misappropriation of certain claimed trade secrets communicated each way between Axsun and LightLab and (iv) claims of any nature that relate to any of the Litigations. The covenants described in the preceding sentence do not extend to any: (a) patent infringement claims by St. Jude with respect to any (1) wireless communication of physiological pressure sensor data between a sensor and a receiver, or (2) products for intravascular optical coherence tomography (OCT); (b) patent infringement claims by Volcano with respect to any (1) iFR® patents or (2) products for intravascular ultrasound (i.e., IVUS products); or (c) products of an assignee existing prior to the assignment.
The agreement contains licenses by each party to the other party of the patents that are the subject of the Litigations.
Each party to the Agreement also agreed not to challenge the validity or enforceability of any of the patents that are the subject of any of the Litigations during the term of the Agreement, unless such party is accused of infringing the applicable patent. The Agreement terminates on August 7, 2036.
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
LightLab appealed various decisions of the Court including, a) the Court's pre-trial rulings excluding certain lost profits damages evidence that LightLab sought to introduce at trial; b) the Court's decisions adverse to LightLab's claims for trade secret misappropriation in items 1-30 of LightLab's alleged list of trade secrets, including various rulings requiring evidence of use or intent to use as a prerequisite for injunctive relief; c) the Court's post-trial decisions denying permanent injunctive relief that LightLab requested as terms of the Final Judgment; and; d) the denial of LightLab's motion to alter or amend the Final Judgment, which motion sought to obtain additional declaratory relief barring Axsun from “supplying” tunable lasers to Volcano. Volcano and Axsun did not cross appeal the Amended Final Judgment in 2011, and Volcano and Axsun satisfied their payment obligations under the Amended Final Judgment by Volcano paying LightLab approximately $5.4 million. The Massachusetts Supreme Judicial Court issued a ruling in Volcano and Axsun's favor on July 28, 2014.
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
As described above, these actions were settled on August 7, 2014.
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
As described above, these actions were settled on August 7, 2014.
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

Commitments
We have obligations under non-cancelable purchase commitments. The majority of these obligations related to inventory, primarily raw materials. At June 30, 2014, the future minimum payments under these non-cancelable purchase commitments totaled $47.8 million. Approximately $40.8 million of these commitments will require payment in 12 months, of which $37.2 million of these commitments will require payment prior to September 30, 2014. The remaining amount will require payments on various dates through 2016.
We have commitments to provide funding of $4.6 million, £3.7 million ($6.3 million), and 16.9 million Swedish Krona ($2.5 million), respectively, for three clinical studies conducted by third-parties. At June 30, 2014, we have remaining obligations of up to $2.1 million, $5.3 million, and $2.3 million, respectively. We will be billed as services are performed under the agreement. In addition, we have entered into agreements with other third parties to sponsor clinical studies. Generally, we contract with one or more clinical research sites for a single study and no one agreement is material to our consolidated results of operations or financial condition. We are usually billed as services are performed based on enrollment and are required to make payments over periods ranging from less than one year up to five years. Our actual payments under these agreements will vary based on enrollment.
At June 30, 2014, we have a commitment to purchase an additional $2.0 million of preferred shares in an existing cost-method investment in a private company. This commitment will expire in February 2015 if the option is not exercised by the private company.
Indemnification
Our supplier, distributor and collaboration agreements generally include certain provisions for indemnification against liabilities if our products are recalled, infringe a third party’s intellectual property rights or cause bodily injury due to alleged defects in our products. Many of our customer agreements also contain indemnification obligations in favor of our customers. In addition, we have agreements with our present and former directors and executive officers indemnifying them against liabilities arising from service in their respective capacities to Volcano. We maintain directors’ and officers’ insurance policies that may limit our exposure to such liabilities. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in the accompanying unaudited condensed consolidated financial statements.
Sole source suppliers
We rely on a number of sole source suppliers to supply certain of our products, including our transducers and substrates used in our catheters. We do not carry significant inventory of transducers or substrates. If we had to change suppliers, we expect that it would take 6 to 24 months to identify appropriate suppliers, complete design work and undertake the necessary inspections and testing before the new transducers and substrates would be available. We are not parties to supply agreements with these suppliers but instead use purchase orders as needed.
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
At June 30, 2014, we have granted stock options, time-vested restricted stock units, or RSUs, and performance-based RSUs, or PRSUs, under the 2005 Amended Plan. Stock options previously granted under the 2000 Long Term Incentive Plan that are canceled or expired will increase the shares available for grant under the 2005 Amended Plan. In addition, employees have purchased shares of the Company’s common stock under the 2007 Employee Stock Purchase Plan, or the Purchase Plan. According to the terms of the Purchase Plan, the number of shares of common stock available for issuance under the Purchase Plan was automatically increased by 600,000 shares on January 1, 2014. At June 30, 2014, 5,796,054 shares and 554,268 shares remained available to grant under the 2005 Amended Plan and the Purchase Plan, respectively.
On February 12, 2014, our Compensation Committee adopted, under the terms of the 2005 Amended Plan, the 2014 Long Term Incentive Plan, or LTIP, and granted PRSUs under such LTIP. The PRSUs will vest contingent on the achievement of our revenue growth goal and relative total shareholder return, which is measured against the performance of a defined peer group. Half of the PRSUs are earned based on the achievement of the revenue growth goal, or the performance condition, and the remaining half of the PRSUs are earned based on the achievement of both the revenue goal and the relative total shareholder return, or the market condition.
The measurement period for the PRSUs granted under the LTIP with the performance condition is our 2014 and 2015 fiscal years. The performance condition awards can range from 0% to 200% of the number of original shares granted. If the pre-determined performance goal is met, shares of stock subject to the PRSUs with the performance condition granted to the recipient will begin to vest, with two-thirds vesting on the date of certification of achievement of the pre-determined performance goal, and the remaining one third vesting on December 31, 2016, subject to continued service.
The measurement period for the PRSUs granted under the LTIP with both the performance condition and the market condition is our 2014 and 2015 fiscal years. The market condition awards can range from 0% to 200% of the number of original shares granted. If the pre-determined market goal is met, shares of stock subject to the PRSUs with the market condition granted to the recipient will begin to vest, with two-thirds vesting on the date of certification of achievement of the pre-determined market goal, and the remaining one third vesting on December 31, 2016, subject to continued service.
Fair Value Assumptions
PRSUs with Performance Condition and RSUs
The fair value of the PRSUs with performance condition and the RSUs is estimated using the market price of our common stock on the grant date.
PRSUs with Performance Condition and Market Condition
The PRSUs with both performance condition and market condition were separated into two awards for each grant. The fair value of the PRSUs with performance condition alone is estimated as stated above. The fair value of the PRSUs that include a market condition is estimated using a Monte Carlo simulation model at the grant date. The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award. The assumptions used in the Monte Carlo simulation to value our PRSUs with market condition are presented below:

Six Months Ended June 30, 2014
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
Stock Options
The fair value of each stock option is estimated on the date of grant using the Black-Scholes model utilizing the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Risk-free interest rate	1.6%	0.7%	1.6%	0.6%
Expected life (years)	4.7	4.3	4.7	4.1
Estimated volatility	36.5%	41.1%	36.5%	38.7%
Expected dividends	None	None	None	None
Weighted-average grant date fair value	$6.09	$6.65	$6.34	$7.46
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
Employee Stock Purchase Plan
The first offering period under the Purchase Plan commenced in September 2007. The fair value of each purchase option under the Purchase Plan is estimated at the beginning of each purchase period using the Black-Scholes model utilizing the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Expected life (years)	0.5	0.5	0.5	0.5
Estimated volatility	36.1%	30.8%	33.8%	29.6%
Expected dividends	None	None	None	None
Fair value of purchase right	$5.34	$5.09	$5.21	$5.53
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
The following table sets forth stock-based compensation expense included in our unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenues	$158	$194	$321	$386
Selling, general and administrative	3,129	3,579	6,411	6,560
Research and development	363	476	783	901
	$3,650	$4,249	$7,515	$7,847

6. Segment and Geographic Information
Our chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about segment revenues by product and geographic region for purposes of making operating decisions and assessing financial performance. We have two reporting segments, the first being the medical segment which includes the manufacture, sale, discovery, development and commercialization of products for the diagnosis of atherosclerosis in the coronary arteries and peripheral vascular system. In addition we have an industrial segment which includes the discovery, development, manufacture and sale of micro-optical spectrometers and optical channel monitors to telecommunications and other industrial companies.
We do not assess the performance of our segments on other measures of income or expense, such as depreciation and amortization, operating income or net income. We do not produce reports for, or measure the performance of, our segments on any asset-based metrics. Therefore, segment information is presented only for revenues by product.
The following table sets forth our revenues by segment and product (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Medical segment:
Consoles	$10,193	$11,547	$18,736	$20,505
Single-procedure disposables:
IVUS	48,265	49,878	94,861	97,845
FM	32,073	28,652	60,917	55,475
Other	10,200	8,944	19,243	16,916
Sub-total medical segment	100,731	99,021	193,757	190,741
Industrial segment	1,874	2,323	3,376	3,834
	$102,605	$101,344	$197,133	$194,575
The following table sets forth our revenues by geography expressed as dollar amounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues (1):
United States	$51,198	$49,071	$96,300	$92,402
Japan	23,392	27,743	47,285	55,924
Europe, the Middle East and Africa	22,153	18,053	41,613	34,141
Rest of world	5,862	6,477	11,935	12,108
	$102,605	$101,344	197,133	$194,575

(1)
Revenues are attributed to geographies based on the location of the customer, except for shipments to original equipment manufacturers, which are attributed to the country of origin of the equipment distributed.

At June 30, 2014, approximately 48% of our long-lived assets, excluding financial assets, are located in the U.S., approximately 38% are located in Costa Rica, approximately 8% are located in Japan, and approximately 6% are located in our remaining geographies. At December 31, 2013, approximately 49% of our long-lived assets, excluding financial assets, were located in the U.S., approximately 39% were located in Costa Rica, approximately 8% were located in Japan, and approximately 4% were located in our remaining geographies.
At June 30, 2014 and December 31, 2013, goodwill of $150.9 million and $55.1 million, respectively, has been allocated entirely to our medical segment.

7. Income Taxes
Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain discrete items. The Company recorded an income tax benefit of $4.3 million during the six months ended June 30, 2014, resulting in an effective benefit rate of 28.8%. The effective tax rate differs from the Federal statutory rate of 35.0% primarily due to the expiration of the federal research and development tax credit as of December 31, 2013, foreign income tax rate differentials, nondeductible expenses such as certain stock compensation and acquisition related expenses.
We recorded an income tax benefit of $5.8 million during the six months ended June 30, 2013, resulting in an income tax benefit rate of 51.0%. During the six months ended June 30, 2013, federal legislation was enacted within the U.S. that retroactively allowed the research and development tax credit for all of 2012 and extended the credit through the twelve months ending December 31, 2013. Because this legislation was enacted in 2013, the full benefit of the credit related to 2012 activities was recognized during the six months ended June 30, 2013. In the absence of the 2012 federal research and development tax credit, our effective benefit tax rate for the six months ended June 30, 2013 would have been 41.7%.
Our effective tax benefit rate decreased for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The decrease was primarily due to the expiration of the federal research and development tax credit in December 2013 and nondeductible expenses related to stock compensation. In addition to the above noted items, the effective tax rate during the six months ended June 30, 2013 included tax benefits related to the 2012 federal research and development tax credit’s retroactive reinstatement in January 2013.
During the three months ended June 30, 2014, certain stock options were exercised and certain shares related to restricted stock awards vested at times when the Company’s stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. Such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. During the three months ended June 30, 2014, no shortfalls reduced additional paid-in capital and $411,000 of the shortfall was included in income tax expense.
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
In 2013, the Company incurred a net loss, and is not projecting a return to profitability in 2014. As of June 30, 2014, management has evaluated the recoverability of its Federal deferred tax assets, including factors such as a consideration of forecasted operating results, in-process changes in its manufacturing processes, potential tax planning strategies, as well as the period of time that will transpire before the underlying deferred tax assets will expire. Based on this evaluation, management has concluded that it is more likely than not that the underlying deferred tax assets will be utilized prior to their expiration, and therefore continues to believe that the Federal deferred tax assets will be recovered.
Further, during the fourth quarter of 2013, we concluded that it was more likely than not that we would not be able to realize our U.S. state and select foreign deferred tax assets. The Company’s continues to maintain the recorded valuation allowance against our U.S. state and select foreign deferred tax assets as of June 30, 2014.
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

8. Subsequent Event

On August 7, 2014, we announced our intention to divest our wholly-owned subsidiary, Axsun Technologies, Inc. The divestment could include a sale or winding down of operations, which we expect to complete by the end of 2014.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We design, develop, manufacture and commercialize a broad suite of precision guided therapy tools including intravascular ultrasound, or IVUS, and fractional flow reserve, or FFR, products. We believe that these products enhance the diagnosis and treatment of coronary and peripheral vascular disease by improving the efficiency and efficacy of existing diagnostic angiograms and percutaneous coronary interventional, or PCI, and endovascular procedures in the coronary arteries or peripheral arteries and veins. We are facilitating the adoption of functional PCI, in which our FFR technology is used to help determine whether or not a stent is necessary, and IVUS is used as an adjunct to angiography to guide stent placement and optimization. We market our products to physicians, nurses and technicians who perform a variety of endovascular based coronary and peripheral interventional procedures in hospitals and other healthcare settings and to other personnel who make purchasing decisions on behalf of hospitals.
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
On June 17, 2014, we acquired AtheroMed, Inc., or AtheroMed, a privately-held company engaged in the development of atherectomy technology used in the treatment of peripheral artery disease, or PAD. We paid $116.5 million in cash at closing, which amount was partially offset by our acquisition at closing of approximately $1.7 million in cash. In addition, we agreed to pay a cash milestone of $15.0 million if FDA clearance of a premarket 510(k) notification for AtheroMed's second generation Phoenix® Atherectomy System, or Phoenix, is received on or before November 15, 2014. Furthermore, we may be required to make payments upon reaching certain sales milestones. Phoenix is comprised primarily of an atherectomy catheter with a front-cutting element at its tip and does not require consoles or other capital equipment. The first generation Phoenix atherectomy system has received FDA clearance and is CE marked. We believe our acquisition of AtheroMed will allow us to further diversify our product offerings and to allow us the opportunity to better position ourselves in the peripheral vascular market.
Through Axsun Technologies, Inc., or Axsun, one of our wholly owned subsidiaries, we also develop and manufacture optical monitors for the telecommunications industry, laser and non-laser light sources, optical engines used in medical optical coherence topography, or OCT, imaging systems and advanced photonic components and sub-systems used in spectroscopy and other industrial applications. On August 7, 2014, we announced our intention to divest Axsun. The divestment could include a sale or winding down of the operations, which we expect to complete by the end of 2014.
We have infrastructure in the U.S., Europe, Japan and Costa Rica. Our corporate office is located in San Diego, California. Our products are assembled or manufactured in our manufacturing facilities that are located in Coyol, Costa Rica; Rancho Cordova, California; Billerica, Massachusetts; and Menlo Park, California. We have research and development facilities in the U.S. and Israel. We have sales offices in the U.S. and Japan; sales and distribution offices in Belgium and South Africa; and third-party distribution facilities in Japan.
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
At June 30, 2014, we had a worldwide installed base of over approximately 7,400 consoles, excluding our legacy In-Vision Gold systems. We intend to grow and leverage this installed base to drive recurring sales of our single-procedure disposable catheters and guide wires. In the six months ended June 30, 2014, the sale of our single-procedure disposable catheters and guide wires accounted for $155.8 million, or 80.4% of our medical segment revenues, a $2.5 million, or 1.6% increase from the six months ended June 30, 2013, in which the sale of our single-procedure disposable catheters and guide wires accounted for $153.3 million, or 80.4% of our medical segment revenues.
In the six months ended June 30, 2014 and 2013, 44.2% and 45.1%, respectively, of our revenues and 22.7% and 21.6%, respectively, of our operating expenses were denominated in various non-U.S. dollar currencies, primarily the Japanese yen, or yen, and the euro. We expect that a significant portion of our revenue and operating expenses will continue to be denominated in non-U.S. dollar currencies. As a result, we are subject to risks related to fluctuations in foreign currency exchange rates, which could affect our operating results in the future. If our yen or euro denominated sales exceed our yen or euro denominated costs, and the U.S. dollar strengthens relative to the yen or the euro, there is an adverse effect on our results of operations. Conversely, if the U.S. dollar weakens relative to the yen or the euro, there is a positive effect on our results of operations. For example, the average exchange rate of one U.S. dollar to yen increased 9.5% from 93.8 in the six months ended June 30, 2013 to 102.7 in the six months ended June 30, 2014, which resulted in a net negative impact to our operating results for the six months ended June 30, 2014 in the amount of approximately $2.8 million as compared to the comparable period in the prior year. On the other hand, the average exchange rate of one U.S. dollar to the euro increased 4.5% from 1.31 in the six months ended June 30, 2013 to 1.37 in the six months ended June 30, 2014. This resulted in a net positive impact to our operating results for the six months ended June 30, 2014 in the amount of approximately $1.0 million as compared to the comparable period in the prior year. The overall impact from foreign currency exchange rate fluctuations of both the yen and the euro was a net negative impact of $1.8 million.
We use third-party manufacturing partners in certain areas of our manufacturing processes. We perform incoming inspection on all components manufactured by third parties and test the final products to assure quality control. We do not carry significant inventories of transducers or substrates. If we had to change suppliers, we expect that it would take 6 to 24 months to identify appropriate suppliers, complete design work and undertake the necessary inspections and testing before the new transducers and substrates would be available.
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
Revenues. We derive our revenues from two reportable segments: medical and industrial. Our medical segment represents our core business, in which we derive revenues primarily from the sale of our consoles and single-procedure disposables. Our industrial segment derives revenues related to the sales of Axsun’s micro-optical spectrometers and optical channel monitors to telecommunication and other industrial companies. In the six months ended June 30, 2014, we generated $197.1 million of revenues which is comprised of $193.8 million from our medical segment and $3.4 million from our industrial segment. We experienced increases in revenues related to FFR single-procedure disposables and decrease in revenues related to consoles and IVUS single-procedure disposables in the six months ended June 30, 2014 compared with the same period in the prior year. In the six months ended June 30, 2014, 9.7% of our medical segment revenues were derived from the sale of our consoles, 49.0% from IVUS single-procedure disposables and 31.4% from FFR single-procedure disposables as compared with 10.8% from consoles, 51.3% from IVUS single-procedure disposables and 29.1% from FFR single-procedure disposables in the same period in the prior year. Other revenues consist primarily of service and maintenance revenues, shipping and handling revenues, sales of distributed products, sales of medical products manufactured by our Axsun subsidiary, spare parts sales, and license fees.
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
Results of Operations
The following table sets forth items derived from our unaudited condensed consolidated statements of operations for the three months ended June 30, 2014 and 2013, presented as a percentage of revenues, with the dollar and percentage change year over year (in thousands except for percentages):

	Three Months Ended June 30, 2014				Changes
	2014		2013		$	%
Revenues	$102,605	100.0%	$101,344	100.0%	$1,261	1.2%
Cost of revenues, excluding amortization of intangibles	37,711	36.8	36,039	35.6	(1,672)	(4.6)
Gross profit	64,894	63.2	65,305	64.4	(411)	(0.6)
Operating expenses:
Selling, general and administrative	49,353	48.1	45,734	45.1	(3,619)	(7.9)
Research and development	13,700	13.4	17,954	17.7	4,254	23.7
Amortization of intangibles	1,818	1.8	820	0.8	(998)	(121.7)
Acquisition-related items	(6,441)	(6.3)	911	0.9	7,352	807.0
Restructuring charges	(841)	(0.8)	—	—	841	—
Total operating expenses	57,589	56.1	65,419	64.6	7,830	12.0
Operating income (loss)	7,305	7.1	(114)	(0.1)	7,419	6,507.9
Interest income	281	0.3	305	0.3	(24)	(7.9)
Interest expense	(7,320)	(7.1)	(6,607)	(6.5)	(713)	(10.8)
Exchange rate gain (loss)	(13)	—	(301)	(0.3)	288	95.7
Other, net	14	—	2,279	2.2	(2,265)	(99.4)
Income (loss) before income tax	267	0.3	(4,438)	(4.4)	4,705	106.0
Income tax benefit	(15)	0.1	(2,050)	(2.0)	(2,035)	(99.3)
Net income (loss)	$282	0.3%	$(2,388)	(2.4)%	$2,670	111.8%

The following table sets forth items derived from our unaudited condensed consolidated statements of operations for the six months ended June 30, 2014 and 2013, presented as a percentage of revenues, with the dollar and percentage change year over year (in thousands except for percentages):

	Six Months Ended June 30,				Changes
	2014		2013		$	%
Revenues	$197,133	100.0%	$194,575	100.0%	$2,558	1.3%
Cost of revenues, excluding amortization of intangibles	72,794	36.9	69,166	35.5	(3,628)	(5.2)
Gross profit	124,339	63.1	125,409	64.5	(1,070)	(0.9)
Operating expenses:
Selling, general and administrative	99,664	50.6	89,563	46.0	(10,101)	(11.3)
Research and development	27,657	14.0	33,605	17.3	5,948	17.7
Amortization of intangibles	3,601	1.8	1,654	0.9	(1,947)	(117.7)
Acquisition-related items	(5,405)	(2.7)	2,489	1.3	7,894	317.2
Restructuring charges	32	—	—	—	(32)	—
Total operating expenses	125,549	63.7	127,311	65.4	1,762	1.4
Operating loss	(1,210)	(0.6)	(1,902)	(1.0)	692	(36.4)
Interest income	596	0.3	643	0.3	(47)	(7.3)
Interest expense	(14,498)	(7.4)	(13,152)	(6.8)	(1,346)	10.2
Exchange rate gain (loss)	71	—	(1,079)	(0.6)	1,150	(106.6)
Other, net	124	0.1	4,177	2.1	(4,053)	(97.0)
Loss before income tax	(14,917)	(7.6)	(11,313)	(5.8)	(3,604)	31.9
Income tax benefit	(4,295)	(2.2)	(5,764)	(3.0)	(1,469)	25.5
Net loss	$(10,622)	(5.4)%	$(5,549)	(2.9)%	$(5,073)	91.4%
The following table sets forth our revenues by segment and product (in thousands) and the changes in revenues between the specified periods:

	Three Months Ended June 30,		Changes		Six Months Ended June 30,		Changes
	2014	2013	$	%	2014	2013	$	%
Medical segment:
Consoles	$10,193	$11,547	$(1,354)	(11.7)%	$18,736	$20,505	$(1,769)	(8.6)%
Single-procedure disposables:
IVUS	48,265	49,878	(1,613)	(3.2)%	94,861	97,845	(2,984)	(3.0)%
FFR	32,073	28,652	3,421	11.9%	60,917	55,475	5,442	9.8%
Other	10,200	8,944	1,256	14.0%	19,243	16,916	2,327	13.8%
Sub-total medical segment	100,731	99,021	1,710	1.7%	193,757	190,741	3,016	1.6%
Industrial segment	1,874	2,323	(449)	(19.3)%	3,376	3,834	(458)	(11.9)%
	$102,605	$101,344	$1,261	1.2%	$197,133	$194,575	$2,558	1.3%
The following table sets forth our revenues by geographic area (in thousands) and the changes in revenues in the specified periods:

	Three Months Ended June 30,		Changes		Six Months Ended June 30,		Changes
	2014	2013	$	%	2014	2013	$	%
Revenue (1):
United States	$51,198	$49,071	$2,127	4.3%	$96,300	$92,402	$3,898	4.2%
Japan	23,392	27,743	(4,351)	(15.7)%	47,285	55,924	(8,639)	(15.4)%
Europe, the Middle East and Africa	22,153	18,053	4,100	22.7%	41,613	34,141	7,472	21.9%
Rest of world	5,862	6,477	(615)	(9.5)%	11,935	12,108	(173)	(1.4)%
	$102,605	$101,344	$1,261	1.2%	$197,133	$194,575	2,558	1.3%

(1)
Revenues are attributed to geographies based on the location of the customer, except for shipments to original equipment manufacturers, which are attributed to the country of origin of the equipment distributed.

Comparison of Three Months Ended June 30, 2014 and 2013
Revenues. Overall, the medical segment revenue in the three months ended June 30, 2014 compared with the three months ended June 30, 2013 increased slightly driven by increased demand for our FFR disposable products and growth in our EMEIA (Europe, Middle East, India & Africa) markets. The decrease in IVUS disposable revenues was due to declines in market share, partially offset by increased revenue from the sale of products from the Pioneer Plus re-entry catheter product line which was acquired from Medtronic in August 2013. The increase in other revenues is primarily due to higher sales of service contracts and third-party products.
We recognized year-over-year increases in revenues across all our key geographic markets except for Japan. The decrease in Japan is partially due to the unfavorable impact of approximately $1.2 million of foreign currency exchange rates related to the yen, a decreased reimbursement rate and a decrease in IVUS disposable sales in coronary procedures due to a decline in market share.
Cost of Revenues. The increase in the cost of revenues in the three months ended June 30, 2014 compared with the three months ended June 30, 2013 was due to higher sales volume and a provision for royalties. Gross margin was 63.2% of revenues in three months ended June 30, 2014, decreasing from 64.4% of revenues in the three months ended June 30, 2013. This unfavorable change in gross margin was primarily the result of higher royalties and duplicate overhead costs as we transition certain manufacturing operations to Costa Rica.
Selling, General and Administrative. The increase in selling, general and administrative expenses in the three months ended June 30, 2014 as compared with the three months ended June 30, 2013 was primarily due to the higher variable costs for U.S. sales driven by higher sales volumes, increased headcount in the sales organization in the U.S. and Europe, increased legal expense related to litigation matters and business development efforts, increased employee short-term and long-term incentive expense and increased facility expense related to our new corporate headquarters in San Diego, California, that we began to occupy in the third quarter of 2013.

Research and Development. The decrease in research and development expenses in the three months ended June 30, 2014 compared with the three months ended June 30, 2013 was primarily due to the discontinuation of research and development projects as part of our restructuring efforts.
Amortization of Intangibles. The increase in amortization of intangibles in the three months ended June 30, 2014 as compared with the three months ended June 30, 2013 was primarily due to the amortization of intangible assets received from the Pioneer transaction in August 2013, the commencement of amortization of the Crux intangible asset related to the IVC filter technology in December 2013 and amortization of intangibles acquired with the acquisition of AtheroMed in June 2014.
Acquisition-Related Items. Acquisition-related items during the three months ended June 30, 2014 consisted primarily of a benefit of $7.0 million related to a change in fair value assumptions of the contingent consideration associated with the Crux and the AtheroMed acquisitions. This adjustment was partially offset by accretion of contingent consideration and $629,000 in acquisition costs related to the AtheroMed acquisition that closed in June 2014. The acquisition-related items during the three months ended June 30, 2013 consist of transaction costs related to the Sync-Rx and Crux acquisitions and the change in fair value of the contingent consideration related to the Crux acquisition primarily as a result of the passage of time.
Restructuring Charges. Restructuring income during the three months ended June 30, 2014 consisted primarily of a settlement of a previously accrued contract termination settlement with a vendor at an amount $880,000 less than originally estimated.
Interest Income. The interest income for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 remains consistent.
Interest Expense. Interest expense during the three months ended June 30, 2014 and June 30, 2013 was primarily related to interest and accretion of debt discount incurred on the convertible debt issued in December 2012 ($460 million aggregate principal amount) and the convertible debt issued in September 2010 ($25 million aggregate principal amount). The increase in interest expense is due to the accretion of the debt discount.
Exchange Rate Gain (Loss). During the three months ended June 30, 2014 and 2013, the impact of fluctuations in exchange rates was reduced by our 2014 hedging practices. Through our hedging program, we are able to reduce the volatility of our exchange rate gains and losses resulting from the remeasurement of our intercompany receivable balances and non-functional currency transactions at current exchange rates.
Other. During the three months ended June 30, 2014, the Company's other income (expense) was minimal. During the three months ended June 30, 2013, we recognized $2.2 million of gains in connection with the sales of other long-term investments, which had been accounted for using the cost method.
Income Tax (Benefit) Expense. During the three months ended June 30, 2014, we recognized income tax benefit of $15,000 compared to an income tax benefit of $2.1 million during the three months ended June 30, 2013. Our effective tax benefit rate decreased for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The decrease was primarily due to the expiration of the federal research and development tax credit in December 2013 and nondeductible expenses related to stock compensation. In addition to the above noted items, the effective tax rate during the three months ended June 30, 2013 included tax benefits related to the 2012 federal research and development tax credit’s retroactive reinstatement in January 2013.

Comparison of Six Months Ended June 30, 2014 and 2013
Revenues. Overall, the increase in medical segment revenue in the six months ended June 30, 2014 compared with the six months ended June 30, 2013 was driven by increased demand for our disposable products, largely offset by the net $2.8 million unfavorable impact of foreign currency exchange rates related primarily to the yen. The increases in FFR disposable revenues were primarily due to the increased adoption of the technology based on clinical study data, partially offset by unfavorable impacts of foreign currency exchange rates related primarily to the yen. The decrease in IVUS disposable revenues was due to the unfavorable impact of foreign currency exchange rates related primarily to the yen and a decline in market share in Japan, partially offset by increased revenue from the sale of products from the Pioneer Plus re-entry catheter product line which was acquired from Medtronic in August 2013. The increase in other revenues is primarily due to higher sales of service contracts and third-party products.
We recognized year-over-year increases in revenues across all our key geographic markets except for Japan. The decrease in Japan is primarily due to the unfavorable impact of approximately $4.5 million of foreign currency exchange rates related to the yen, a decline in the reimbursement rate and a decrease in IVUS disposable sales in coronary procedures due to a decline in market share.

Cost of Revenues. The increase in the cost of revenues in the six months ended June 30, 2014 compared with the six months ended June 30, 2013 was primarily due to higher sales volume. Gross margin was 63.1% of revenues in six months ended June 30, 2014, decreasing from 64.5% of revenues in the six months ended June 30, 2013. This unfavorable change in gross margin was primarily the result of the unfavorable impacts of foreign exchange rates related to the yen, royalties and duplicate overhead costs as we transition certain manufacturing operations to Costa Rica.
Selling, General and Administrative. The increase in selling, general and administrative expenses in the six months ended June 30, 2014 as compared with the six months ended June 30, 2013 was primarily due to the higher variable costs for U.S. sales driven by higher sales volumes, increased headcount in the sales organization in the U.S. and Europe, increased legal expense related to litigation matters and business development efforts, increased employee short-term and long-term incentive expense and increased facility expense related to our new corporate headquarters in San Diego, California, that we began to occupy in the third quarter of 2013.
Research and Development. The decrease in research and development expenses in the six months ended June 30, 2014 compared with the six months ended June 30, 2013 was primarily due to the discontinuation of in-process research and development projects as part of our restructuring efforts.
Amortization of Intangibles. The increase in amortization of intangibles in the six months ended June 30, 2014 as compared with the six months ended June 30, 2013 was primarily due to the amortization of intangible assets received from the Pioneer transaction in August 2013, the commencement of amortization of the Crux intangible asset related to the IVC filter technology in December 2013 and amortization of developed technology acquired with the June 2014 acquisition of AtheroMed.
Acquisition-Related Items. Acquisition-related items during the six months ended June 30, 2014 consisted primarily of a benefit of $6.2 million related to the change in fair value of the contingent consideration associated with the Crux acquisition. This adjustment was partially offset by the accretion of contingent consideration of both the Crux and AtheroMed acquisitions and $800,000 of acquisition costs related to the AtheroMed acquisition that closed in June 2014 and the Sync-Rx acquisition. The acquisition-related items during the six months ended June 30, 2013 consist of transaction costs related to the Sync-Rx and Crux acquisitions and the change in fair value of the contingent consideration related to the Crux acquisition primarily as a result of the passage of time.
Restructuring Charges. Restructuring charges during the six months ended June 30, 2014 consisted primarily of $818,000 of tangible and intangible asset impairments related to the discontinuation of research and development programs offset by a settlement of a previously accrued contract termination settlement with a vendor at an amount $880,000 less than originally estimated.
Interest Income. The interest income for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 remains consistent.
Interest Expense. Interest expense during the six months ended June 30, 2014 and June 30, 2013 was primarily related to interest and accretion of debt discount incurred on the convertible debt issued in December 2012 ($460 million aggregate principal amount) and the convertible debt issued in September 2010 ($25 million aggregate principal amount). The increase in interest expense is due to the accretion of the debt discount.
Exchange Rate Gain (Loss). During the six months ended June 30, 2014 and 2013, the impact of fluctuations in exchange rates was significantly reduced by our 2014 hedging practices. Through our hedging program, we are able to reduce the volatility of our exchange rate gains and losses resulting from the remeasurement of our intercompany receivable balances and non-functional currency transactions at current exchange rates.
Other. During the six months ended June 30, 2014, the Company's other income (expense) was minimal. During the six months ended June 30, 2013, we recognized $4.1 million of gains in connection with the sales of other long-term investments, which had been accounted for using the cost method.
Income Tax (Benefit) Expense. During the six months ended June 30, 2014, we recognized income tax benefit of $4.3 million compared to an income tax benefit of $5.8 million during the six months ended June 30, 2013. Our effective tax benefit rate decreased for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The decrease was primarily due to the expiration of the federal research and development tax credit in December 2013 and nondeductible expenses related to stock compensation. In addition to the above noted items, the effective tax rate during the six months ended June 30, 2013 included tax benefits related to the 2012 federal research and development tax credit’s retroactive reinstatement in January 2013.
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
At June 30, 2014, our cash and cash equivalents and available-for-sale investments totaled $241.7 million. We invest our excess funds in U.S. government securities, corporate fixed income securities, commercial paper, certificates of deposit and money market funds.
At June 30, 2014, our accumulated deficit was $127.0 million. Since inception, we have generated significant operating losses. During the years ended December 31, 2012, 2011 and 2010, we achieved full years of profitability. During the six months ended June 30, 2014, our business used approximately $1.9 million of cash related to operating activities. During the six months ended June 30, 2013, our business provided $1.5 million in cash related to operating activities.
Cash Flows (in thousands)

	Six Months Ended June 30,
	2014	2013
Net cash (used in) provided by operating activities	$(1,941)	$1,527
Net cash used in investing activities	(55,921)	(32,149)
Net cash provided by financing activities	6,623	2,883
Effect of exchange rate changes on cash and cash equivalents	262	(1,136)
Net change in cash and cash equivalents	$(50,977)	$(28,875)

Cash Flows (used in) provided by Operating Activities. Cash used in operating activities of $1.9 million for the six months ended June 30, 2014 reflected our net loss of $10.6 million, adjusted for non-cash expenses, consisting primarily of $17.1 million of depreciation and amortization, including amortization or accretion of investment premium or discount, $7.5 million of stock-based compensation expense, $9.9 million of accretion of debt discount on convertible notes and other long term liabilities, $1.0 million of deferred income taxes and $818,000 of asset impairment primarily related to restructuring activities offset by $6.2 million for the net reduction in the contingent consideration liability primarily related to the Crux acquisition. An additional source of cash included an increase in accrued expenses including accrued compensation of $3.6 million. Uses of cash included an increase of accounts receivable of $2.3 million, increased inventories of $8.5 million, increases in prepaid expenses and other assets of $5.6 million and decreases in accounts payable of $7.6 million.
Cash provided by operating activities of $1.5 million for the six months ended June 30, 2013 reflected our net loss of $5.5 million, adjusted for non-cash expenses, consisting primarily of $13.6 million of depreciation and amortization, including amortization or accretion of investment premium or discount, $7.8 million of stock-based compensation expense, $9.3 million of accretion of debt discount on convertible notes and other long term liabilities, and $1.7 million for the accretion of the contingent consideration related to the Crux acquisition. Uses of cash included an increase in accounts receivable of $5.5 million and prepaid expenses and other assets of $11.1 million, decreases in accounts payable of $6.2 million and other accrued liabilities of $3.9 million and an increase in inventories of $6.8 million related to our expected sales demand.
Cash Flows used in Investing Activities. Cash used in investing activities was $55.9 million during the six months ended June 30, 2014, resulting from cash paid for acquisitions, net of cash acquired, of $114.8 million, approximately $120.5 million used to purchase short-term and long-term available-for-sale investments offset by $198.6 million from the sale or maturity of available-for-sale investments, $14.7 million used for capital expenditures, including purchases of medical diagnostic equipment, manufacturing equipment and information technology systems, and $4.9 million used for other long-term assets and intangible asset purchases.
During the six months ended June 30, 2013, $154.9 million was used to purchase short-term and long-term available-for-sale securities and $18.5 million was used for capital expenditures, including purchases of medical diagnostic equipment, manufacturing equipment and ERP system implementation. These purchases were partially offset by $139.5 million from the sale or maturity of investments.
Cash Flows from Financing Activities. Cash provided by financing activities in the six months ended June 30, 2014 of $6.6 million consisted primarily of $7.7 million from exercises of common stock options and $1.9 million from the sale of common stock under our employee stock purchase plan offset by $2.9 million used for the Crux milestone payment.
Cash provided by financing activities in the six months ended June 30, 2013 consisted primarily of $1.2 million from exercises of common stock options and $1.7 million from the sale of common stock under our employee stock purchase plan.
Future Liquidity Needs
At June 30, 2014, we believe our current cash and cash equivalents and our available-for-sale investments will be sufficient to fund working capital requirements, debt service requirements, capital expenditures and operations for at least the next 12 months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.
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
Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification to business partners and customers for losses suffered or incurred for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The term of these indemnification arrangements is generally perpetual. The maximum potential amount of future payments we could be required to make under these agreements is unlimited. At June 30, 2014, we have not incurred any costs to defend lawsuits or settle claims related to these indemnification arrangements.

Contractual Obligations
At June 30, 2014, there were no additional material contractual obligations other than the items detailed in Note 4 - “Commitments and Contingencies–Purchase Commitments” and those disclosed in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" of our annual report on Form 10-K for the year ended December 31, 2013.

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
We do not carry significant inventory of transducers or substrates. If we had to change suppliers, we expect that it would take 6 to 24 months to identify appropriate suppliers, complete design work and undertake the necessary inspections and testing before the new transducers and substrates would be available.
Interest Rate Risk
Our exposure to interest rate risk at June 30, 2014 is related to the investment of our excess cash into highly liquid financial investments as well as our convertible debt which has a fixed rate. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates.
At June 30, 2014, we held $241.7 million in cash and cash equivalents and available-for-sale investments of which $206.2 million consisted of highly liquid financial investments with original final maturities of one year or less and the remaining amount was long-term available-for-sale investments with original final maturities over one year. If interest rates were to increase instantaneously and uniformly by 10 basis points, compared to interest rates as of June 30, 2014, the fair market value of our investment portfolio would decrease by approximately $119,000.
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
Foreign Currency Exchange Risk
In the six months ended June 30, 2014 and 2013, 44.2% and 45.1%, respectively, of our revenues and 22.7% and 21.6%, respectively, of our operating expenses were denominated in various non-U.S. dollar currencies, primarily the Japanese yen, or yen, and the euro. We expect that a significant portion of our revenue and operating expenses will continue to be denominated in non-U.S. dollar currencies. As a result, we are subject to risks related to fluctuations in foreign currency exchange rates, which could affect our operating results in the future. If our yen or euro denominated sales exceed our yen or euro denominated costs, and the U.S. dollar strengthens relative to the yen or the euro, there is an adverse effect on our results of operations. Conversely, if the U.S. dollar weakens relative to the yen or the euro, there is a positive effect on our results of operations. For example, the average exchange rate of one U.S. dollar to yen increased 9.5% from 93.8 in the six months ended June 30, 2013 to 102.7 in the six months ended June 30, 2014, which resulted in a net negative impact to our operating results for the six months ended June 30, 2014 in the amount of approximately $2.8 million as compared to the comparable period in the prior year. On the other hand, the average exchange rate of one U.S. dollar to the euro increased 4.5% from 1.31 in the six months ended June 30, 2013 to 1.37 in the six months ended June 30, 2014. This resulted in a net positive impact to our operating results for the six months ended June 30, 2014 in the amount of approximately $1.0 million as compared to the comparable period in the prior year. The overall impact from foreign currency exchange rate fluctuations of both the yen and the euro was a net negative impact of $1.8 million.
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
We hedge forecasted intercompany inventory transactions that are denominated in yen and euro. Forward contracts are used to hedge forecasted intercompany inventory transactions over specific time periods. These forward contracts are designated as cash flow hedges and have maturity dates of up to 15 months. Changes in the fair value of cash flow hedges, excluding time value of the hedges which is recorded as interest expense, are reported as a component of accumulated other comprehensive income (loss), or AOCI, within stockholders' equity. Once the underlying hedged transaction occurs, we de-designate the derivative, cease to apply hedge accounting treatment to the transaction, reclassify the gain or loss recorded to date from AOCI into cost of sales, and record any further gains or losses to exchange rate gain (loss). We evaluate effectiveness at the inception of the hedge and on an ongoing basis. To the extent we experience ineffectiveness in our hedges, the gains or losses accumulated in other comprehensive income associated with the ineffective portion of the hedge are reclassified immediately into exchange rate gain (loss). We adjust the level and use of derivatives as soon as practicable after learning that an exposure has changed. We review all exposures on derivative positions on a regular basis.
We are exposed to credit losses in the event of nonperformance by the banks with which we transact foreign currency contracts. We currently hold foreign exchange forward contracts with two counterparties. Our overall risk of loss in the event of a counterparty default is limited to the amount of any unrealized gains on outstanding contracts (i.e., those contracts that have a positive fair value) at the date of default. We manage this credit risk by executing foreign currency contracts with counterparties that meet our minimum requirements, and monitoring the credit ratings of our counterparties on a periodic basis. As of June 30, 2014, we had no credit exposure from nonperformance of foreign exchange contract counterparties.
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
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, at June 30, 2014, our disclosure controls and procedures were effective.
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
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We were formed in January 2000 and have been profitable, on a full-year basis, only in 2010, 2011 and 2012 and the Company is not projecting a return to profitability in 2014. To the extent that we are able to increase revenues, we expect our operating expenses will also increase as we expand our business to meet anticipated growing demand for our products, devote resources to our sales, marketing and research and development activities and satisfy our debt service obligations. If we are unable to increase our revenues or reduce our cost of revenues and our operating expenses, we may not achieve profitability in the future. We expect to experience quarterly fluctuations in our revenues due to the timing of capital purchases by our customers and to a lesser degree the seasonality of disposable consumption by our customers. Additionally, expenses will fluctuate as we make future investments in research and development, selling and marketing and general and administrative activities, including as a result of new product introductions, transitioning from distributor arrangements to a direct sales force in different markets, satisfying our debt service obligations, and fund our litigation costs. This will cause us to experience variability in our reported earnings and losses in future periods. You should not rely on our operating results for any prior quarterly or annual period as an indication of our future operating performance.
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
With respect to our IVUS products, our primary competitor is Boston Scientific, Inc., though our IVUS products also compete with the OCT products offered by St. Jude Medical, Inc., or St. Jude. Our FFR products compete with the products of St. Jude and ACIST Medical Systems. We also compete in Japan with respect to IVUS products with Terumo Corporation, or Terumo. Boston Scientific, St. Jude, Terumo and other potential competitors who are or may be substantially larger than us may enjoy competitive advantages, including:

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
Our success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures and technologies. Accordingly, we have acquired, and may in the future acquire, complementary businesses, products or technologies instead of developing them ourselves. We recently acquired Sync-Rx, Ltd., or Sync-Rx; Crux Biomedical, Inc., or Crux; the Pioneer Plus re-entry catheter product line, or Pioneer, from Medtronic, Inc; and AtheroMed, Inc., or AtheroMed. We can provide no assurance that the expected benefits of the Sync-Rx, Crux, Pioneer or AtheroMed acquisitions will be realized. Furthermore, we have agreed in the merger agreement with Crux that, in the event that we have not achieved the applicable commercial launch for one of the Crux products by June 30, 2016 (which date may be extended upon a specified payment by us to June 30, 2017), we will license back to the former Crux stockholders certain intellectual property rights relating to that product, which could adversely affect our business. We do not know if we will identify or complete any additional acquisitions, or whether we will be able to successfully integrate any acquired business, product or technology or retain key employees, including in connection with our acquisitions of Sync-Rx, Crux, Pioneer or AtheroMed. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. If we are unable to integrate any acquired businesses, products or technologies effectively, our business will suffer. We have entered, and may in the future enter, markets through our acquisitions that we are not familiar with and have no experience managing. If we fail to integrate these operations into our business, our resources may be diverted from our core business and this could have a material adverse effect on our business, financial condition and results of operations.
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
We may also encounter risks, costs and expenses associated with any undisclosed or other unanticipated liabilities, use more cash and other financial resources on integration and implementation activities than we expect or incur significant costs and expenses related to litigation with counterparties to such transactions, such as the lawsuit filed against us in federal district court on March 27, 2012 alleging claims for breach of contract, breach of fiduciary duty, and breach of the implied covenant of good faith and fair dealing based on our acquisition of CardioSpectra, Inc. in 2007. Though our motion for summary judgment was granted in May 2014, we were still required to divert considerable resources, including management time and attention, to this litigation. In addition, any amortization or other charges resulting from acquisitions, including write-offs relating to goodwill and other intangible assets, could negatively impact our operating results.
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
Even though we engage in foreign currency hedging arrangements for certain of our foreign currency exchange exposures, foreign currency fluctuations may adversely affect our revenues and earnings. During the six months ended June 30, 2014, 23.9% and 20.3% of our revenues were denominated in Japanese yen, or yen, and the euro, respectively, and 10.7% and 12.0% of our operating expenses were denominated in yen and euro, respectively. We enter into derivative financial instruments, principally forward contracts, to manage a portion of the foreign currency risk related to transactions in non-functional currencies. Commencing in April 2013, we initiated a hedging program that broadened our use of foreign currency forward contracts to manage portions of our foreign currency risk related to certain forecasted intercompany inventory transactions with our foreign subsidiaries and expand the application of forward contracts to additional non-functional currency transactions worldwide. We cannot be assured our hedges will be effective or that the costs of the hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the yen and the euro, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results. In periods of a strengthening U.S. dollar relative to the yen or the euro, we would record less revenue and our results of operations could be negatively impacted.
General national and worldwide economic conditions may materially and adversely affect our financial performance and results of operations.
Our operations and performance depend significantly on national and worldwide economic conditions and the resulting impact on purchasing decisions and the level of spending on our products by customers in the geographic markets in which our IVUS and FFR and other products are sold or distributed. These economic conditions remain challenging in many countries and regions, including without limitation the United States, Japan, Europe, the Middle East and Africa, where we have generated most of our revenues. In the United States, the recovery from the recent recession has been below historic averages and the unemployment rate is expected to remain high for some time. The challenging global economic conditions have also led to concerns over the solvency of certain European Union member states, including Greece, Ireland, Italy, Portugal and Spain. The political unrest in the Middle East may have adverse consequences to the global economy or to our customers in the Middle East, which could negatively impact our business. In any event, uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. If our customers do not obtain or do not have access to the necessary capital to operate their businesses, or are otherwise adversely affected by the deterioration in national and worldwide economic conditions, this could result in reductions in the sales of our products, longer sales cycles and slower adoption of new technologies by our customers, which would materially and adversely affect our business. We experienced declines in the number of PCI procedures performed in the U.S. and in sales of our non-medical products to telecommunications and industrial companies during 2013 and the first half of 2014 due to, in part, the then-prevailing economic conditions. In addition, our customers', distributors' and suppliers' liquidity, capital resources and credit may be adversely affected by their relative ability or inability to obtain capital and credit, which could adversely affect our ability to collect on our outstanding invoices or lengthen our collection cycles or otherwise exercise remedies (including by foreclosing on the applicable products sold) against a defaulting customer or distributor, adversely affect our ability to distribute our products or limit our timely access to important sources of raw materials necessary for the manufacture of our consoles and catheters.
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
We rely on a number of sole source suppliers to supply transducers and substrates used in our catheters. We do not carry significant inventory of transducers or substrates. If we had to change suppliers, we expect that it would take 6 to 24 months to identify appropriate suppliers, complete design work and undertake the necessary inspections and testing before the new transducers and substrates would be available. We are not parties to supply agreements with these suppliers but instead use purchase orders as needed.
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
We have collaborations with a number of entities or their affiliates, including The Cleveland Clinic Foundation, Siemens AG, Philips Medical Systems Nederland B.V. and General Electric Company. In each collaboration, we combine our technology or core capabilities with those of the third party to permit either greater penetration into markets or to enhance the functionality of our current and planned products. We have limited control over the amount and timing of resources that our current collaborators or any future collaborators devote to our collaborations or potential products. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may not develop or commercialize products that arise out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing or sale of these products. Moreover, in the event of termination of a collaboration agreement, we may not realize the intended benefits or we may not be able to replace the arrangement on comparable terms or at all.
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
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, new SEC regulations and Nasdaq Global Select Market rules, are creating uncertainty for companies such as ours. As one example, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC has promulgated rules regarding disclosure of the presence in a company's products of certain metals, known as “conflict minerals,” which are metals mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer's efforts to identify the sourcing of those minerals from this region. Complying with these rules requires investigative efforts, which causes us to incur associated costs, and could adversely affect the sourcing, supply, and pricing of materials used in our products, or result in process or manufacturing modifications, all of which could adversely affect our results of operations.
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
In the member states of the European Economic Area, or EEA, our medical devices are required to comply with the essential requirements of the EU Medical Devices Directives before they can be marketed. Our products, including their design and manufacture, must be certified as being compliant with the requirements of the Medical Devices Directives. Upon receipt of such certification, we may affix a CE mark to our products and their packaging and sell these products in the EEA. If we fail to maintain compliance with the Medical Devices Directives, our products will no longer qualify for the CE mark and the relevant devices would not be eligible for marketing in the EEA.
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
Where we determine that modifications to our products require clearance of a new 510(k) or approval of a new PMA or PMA supplement, we may not be able to obtain those additional clearances or approvals for the modifications or additional indications in a timely manner, or at all. For those products sold in the EEA, we must notify the British Standards Institute, or BSI, our EEA Notified Body, if significant changes are made to the products or if there are substantial changes to our quality assurance systems affecting those products. Delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.
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
The Health Insurance Portability and Accountability Act of 1996, or HIPAA, and its implementing regulations safeguard the privacy and security of individually-identifiable health information. Certain of our operations may be subject to these requirements. Penalties for noncompliance with these rules include both criminal and civil penalties. In addition, the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, expanded federal health information privacy and security protections. Among other things, HITECH makes certain of HIPAA's privacy and security standards directly applicable to “business associates”-independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also set forth new notification requirements for health data security breaches, increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to enforce HIPAA and seek attorney's fees and costs associated with pursuing federal civil actions. While we do not believe we are a covered entity or a business associate under HIPAA, if we provide services or perform functions where we could have incidental access to protected health information, we would be obligated to protect any protected health information that we may receive in the field in accordance with HIPAA and HITECH.
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
From time to time in the ordinary course of business, we receive letters from third parties advising us of third-party patents that may relate to our business. The letters do not explicitly seek any particular action or relief from us. Although these letters do not threaten legal action, these letters may be deemed to put us on notice that continued operation of our business might infringe intellectual property rights of third parties. We do not believe we are infringing any such third-party rights, and, other than the matters described in Note 4 "Commitments and Contingencies - Litigation" to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we are unaware of any litigation or other proceedings having been commenced against us asserting such infringement. We cannot assure you that such litigation or other proceedings asserting infringement by us may not be commenced against us in the future.
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
As of June 30, 2014, our directors, officers and principal stockholders (those holding more than 5% of our common stock) collectively controlled a significant portion of our outstanding common stock. To the extent our directors, officers and principal stockholders continue to hold a significant portion of our outstanding common stock, these stockholders, if they act together, would be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.
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

2.1+
Amendment and Plan of Merger by and Among Volcano Corporation, Athena Sub, Inc, AtheroMed, Inc. and Fortis Advisors LLC, solely in its capacity as Securityholder's Representative (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on July 17, 2014, and incorporated herein by reference).

3.1
Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.2
Bylaws of the Registrant, as revised (filed as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 8, 2013, and incorporated herein by reference).

3.3
Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2
Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

4.3
Fourth Amended and Restated Investor Rights Agreement, dated February 18, 2005, by and among the Registrant and certain stockholders (filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.4
Rights Agreement, dated June 20, 2006, by and between the Registrant and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.5
Indenture, dated September 20, 2010, by and between the Registrant and Wells Fargo Bank (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on September 20, 2010, and incorporated herein by reference).

4.6
Supplemental Indenture, dated September 20, 2010 by and between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on September 20 2010, and incorporated herein by reference).

4.7
Form of 2.875% Convertible Senior Notes due 2015 (filed as Exhibit 4.3 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on September 20, 2010, and incorporated herein by reference).

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

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory pan or arrangement.

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

+	Text omitted and filed separately with the Securities and Exchange Commission. Confidential treatment requested under 17 C.F.R. Sections 200.80(b)(4) and 240.24b-2.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ John T. Dahldorf	Chief Financial Officer (principal financial officer, principal accounting officer and duly authorized officer)	August 8, 2014
John T. Dahldorf

EXHIBIT INDEX

Exhibit Number	Description

2.1+
Amendment and Plan of Merger by and Among Volcano Corporation, Athena Sub, Inc, AtheroMed, Inc. and Fortis Advisors LLC, solely in its capacity as Securityholder's Representative (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on July 17, 2014, and incorporated herein by reference).

3.1
Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

3.2
Bylaws of the Registrant, as revised (filed as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 8, 2013, and incorporated herein by reference).

3.3
Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2
Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-1/A, as amended (File No. 333-132678), as originally filed on May 24, 2006, and incorporated herein by reference).

4.3
Fourth Amended and Restated Investor Rights Agreement, dated February 18, 2005, by and among the Registrant and certain stockholders (filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-132678), as originally filed on March 24, 2006, and incorporated herein by reference).

4.4
Rights Agreement, dated June 20, 2006, by and between the Registrant and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-52045), as originally filed on August 9, 2006, and incorporated herein by reference).

4.5
Indenture, dated September 20, 2010, by and between the Registrant and Wells Fargo Bank (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on September 20, 2010, and incorporated herein by reference).

4.6
Supplemental Indenture, dated September 20, 2010 by and between Registrant and Wells Fargo Bank, N.A. (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on September 20 2010, and incorporated herein by reference).

4.7
Form of 2.875% Convertible Senior Notes due 2015 (filed as Exhibit 4.3 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on September 20, 2010, and incorporated herein by reference).

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

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory pan or arrangement.

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

+	Text omitted and filed separately with the Securities and Exchange Commission. Confidential treatment requested under 17 C.F.R. Sections 200.80(b)(4) and 240.24b-2.