Form 10-Q
period 2014-09-30
Volcano Corp
filed 2014-11-07
CIK 1354217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2014
Common stock, $0.001 par value	51,603,468

VOLCANO CORPORATION
Quarterly Report on Form 10-Q for the quarter ended September 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
VOLCANO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$31,959	$107,159
Short-term available-for-sale investments	140,894	230,775
Accounts receivable, net	78,755	81,962
Inventories	76,342	60,970
Prepaid expenses and other current assets	34,485	28,525
Total current assets	362,435	509,391
Long-term available-for-sale investments	44,244	34,750
Property and equipment, net	122,077	118,094
Intangible assets, net	124,807	58,108
Goodwill	150,882	55,087
Other non-current assets	60,611	56,489
Total assets	$865,056	$831,919
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,152	$19,137
Accrued compensation	28,168	26,918
Accrued expenses and other current liabilities	27,060	28,453
Deferred revenues	11,203	10,652
Current maturities of convertible senior notes	23,882	—
Contingent consideration	365	3,750
Total current liabilities	101,830	88,910
Convertible senior notes	392,045	401,012
Deferred revenues	4,797	5,079
Contingent consideration, non-current portion	53,379	29,888
Other non-current liabilities	7,727	7,228
Total liabilities	559,778	532,117
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, par value of $0.001; 10,000 shares authorized; no shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, par value of $0.001; 250,000 shares authorized at September 30, 2014 and December 31, 2013; 51,603 and 51,530 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	52	52
Additional paid-in capital	443,329	420,234
Accumulated other comprehensive loss	(3,085)	(4,088)
Accumulated deficit	(135,018)	(116,396)
Total stockholders’ equity	305,278	299,802
Total liabilities and stockholders’ equity	$865,056	$831,919
See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$97,457	$95,809	$294,590	$290,384
Cost of revenues, excluding amortization of intangibles	37,292	33,458	110,086	102,624
Gross profit	60,165	62,351	184,504	187,760
Operating expenses:
Selling, general and administrative	47,400	45,479	147,064	134,784
Research and development	13,508	16,609	41,165	50,214
Amortization of intangibles	2,804	834	6,405	2,488
Acquisition-related items	1,596	1,253	(3,809)	3,742
Restructuring (benefits) charges	(229)	4,616	(197)	4,874
Total operating expenses	65,079	68,791	190,628	196,102
Operating loss	(4,914)	(6,440)	(6,124)	(8,342)
Interest income	237	327	833	970
Interest expense	(7,370)	(6,756)	(21,868)	(19,908)
Exchange rate gain (loss)	20	54	91	(1,025)
Other, net	56	(33)	180	4,144
Loss before income tax	(11,971)	(12,848)	(26,888)	(24,161)
Income tax benefit	(3,971)	(4,392)	(8,266)	(10,156)
Net loss	$(8,000)	$(8,456)	$(18,622)	$(14,005)
Net loss per share:
Basic	$(0.16)	$(0.15)	$(0.36)	$(0.26)
Diluted	$(0.16)	$(0.15)	$(0.36)	$(0.26)
Shares used in calculating net loss per share:
Basic	51,529	54,652	51,596	54,466
Diluted	51,529	54,652	51,596	54,466

See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(8,000)	$(8,456)	$(18,622)	$(14,005)
Other comprehensive (loss) income
Foreign currency translation adjustments	(2,797)	1,522	(1,044)	1,527
Changes in unrealized (loss) gain on available-for-sale investments, net of tax	(92)	190	(132)	(4)
Changes in unrealized gain (loss) on foreign currency forward exchange contracts, net of tax	2,799	(422)	2,179	(414)
Other comprehensive (loss) income	(90)	1,290	1,003	1,109
Comprehensive loss	$(8,090)	$(7,166)	$(17,619)	$(12,896)

See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2013	51,530	$52	$420,234	$(4,088)	$(116,396)	$299,802
Issuance of common stock under equity compensation plans	1,222	1	12,662	—	—	12,663
Employee stock-based compensation cost	—	—	10,726	—	—	10,726
Common stock repurchase/retirement	(1,149)	(1)	2	—	—	1
Tax expense related to stock-based compensation	—	—	(295)	—	—	(295)
Net loss	—	—	—	—	(18,622)	(18,622)
Other comprehensive income	—	—	—	1,003	—	1,003
Balance at September 30, 2014	51,603	$52	$443,329	$(3,085)	$(135,018)	$305,278

See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(18,622)	$(14,005)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	24,022	18,677
Amortization (accretion) of investment premium (discount), net	2,567	2,305
Accretion of debt discount on convertible senior notes and other liabilities	15,048	14,148
Change in contingent consideration	(4,841)	2,537
Non-cash stock compensation expense	10,721	12,098
Asset impairment related to restructuring	818	4,616
Gain on sale of other long-term investment	(365)	(4,153)
Effect of exchange rate changes and others	682	10,797
Deferred income taxes	2,211	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	665	(3,249)
Inventories	(14,699)	(15,195)
Prepaid expenses and other assets	(16,330)	(16,834)
Accounts payable	(9,669)	(2,599)
Accrued compensation	1,671	(535)
Accrued expenses and other liabilities	25	983
Deferred revenues	486	(550)
Net cash (used in) provided by operating activities	(5,610)	9,041
Investing activities
Purchase of short-term and long-term available-for-sale securities	(161,882)	(342,715)
Sale or maturity of short-term and long-term available-for-sale securities	239,499	247,790
Cash paid related to acquisitions, net of cash acquired	(114,791)	(15,000)
Capital expenditures	(22,854)	(26,533)
Cash paid for intangible assets and other investments	(4,987)	(2,377)
Proceeds from sale of other long-term investments	665	5,654
Net cash used in investing activities	(64,350)	(133,181)
Financing activities
Repayment of capital lease and other liabilities	(179)	(22)
Cash paid for contingent liability related to acquisitions	(16,900)	—
Proceeds from sale of common stock under employee stock purchase plan	3,140	3,576
Proceeds from exercise of common stock options	9,523	2,203
Net cash (used in) provided by financing activities	(4,416)	5,757
Effect of exchange rate changes on cash and cash equivalents	(824)	(846)
Net decrease in cash and cash equivalents	(75,200)	(119,229)
Cash and cash equivalents, beginning of period	107,159	330,635
Cash and cash equivalents, end of period	$31,959	$211,406
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,745	$4,542
Cash paid for income taxes	$2,185	$3,103
See notes to unaudited condensed consolidated financial statements.

VOLCANO CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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
The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Reclassification
Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current year presentation.
Net Loss Per Share
Basic net loss per share is computed by dividing consolidated net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing consolidated net loss by the weighted-average number of common shares outstanding and dilutive common stock equivalent shares outstanding during the period. Our potentially dilutive shares include outstanding common stock options, unvested restricted stock units, including those with performance or market conditions, and incremental shares issuable upon the conversion of the Convertible Senior Notes or upon exercise of the warrants relating to the Convertible Senior Notes. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share or increase net income per share as discussed in the following paragraph. For the three months ended September 30, 2014 and 2013, 176,000 and 730,000 in the money option and award shares were dilutive for the period and potentially dilutive shares totaling 49.0 million and 21.5 million have not been included in the computation of diluted net income per share, as the result would be anti-dilutive. For the nine months ended September 30, 2014 and 2013, 571,000 and 872,000 in the money option and award shares were dilutive for the period and potentially dilutive shares totaling 31.7 million and 20.8 million have not been included in the computation of diluted net loss per share, as the result would be anti-dilutive.
Diluted net loss per common share does not include any incremental shares related to the Convertible Senior Notes for the three and nine months ended September 30, 2014 and 2013. Because the principal amount of the Convertible Senior Notes will be settled in cash upon conversion, only the conversion spread relating to the Convertible Senior Notes may be included in our calculation of diluted net loss per common share. As such, the Convertible Senior Notes have no impact on diluted net income (loss) per common share until the price of our common stock exceeds the conversion price (initially $29.64 for the 2.875% Convertible Senior Notes due 2015, or the 2015 Notes, and $32.83 for the 1.75% Convertible Senior Notes due 2017, or the 2017 Notes, or collectively, the Notes, subject to adjustments) of the Notes. In addition, the diluted net loss per common share does not include any incremental shares related to the exercise of the warrants related to the Notes for the three and nine months ended September 30, 2014 and 2013. The warrants will not have an impact on diluted net income (loss) per common share until the price of our common stock exceeds the strike price of the warrants (initially $34.875 for the warrants issued in connection with the 2015 Notes offering and $37.59 for the warrants issued in connection with the 2017 Notes offering, subject to adjustments). When the market price of our stock exceeds the strike price, as applicable, we will include, in the diluted net income (loss) per common share calculation, the effect of the additional shares that may be issued upon exercise of the warrants using the treasury stock method to the extent the effect is not anti-dilutive.

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
The basic and diluted net loss per common share calculations for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(8,000)	$(8,456)	$(18,622)	$(14,005)
Weighted average common shares outstanding for basic	51,529	54,652	51,596	54,466
Weighted average common shares outstanding for diluted	51,529	54,652	51,596	54,466
Net loss per share:
Basic	$(0.16)	$(0.15)	$(0.36)	$(0.26)
Diluted	$(0.16)	$(0.15)	$(0.36)	$(0.26)
Recent Accounting Pronouncements
In April 2014, the FASB issued Accounting Standards Update, or ASU, 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The updated guidance is effective for us beginning in fiscal year 2015. The Company is currently evaluating the new standard to determine the effect, if any, on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for us beginning in fiscal year 2017 and early application is not permitted. The Company is currently evaluating the new standard to determine the effect, if any, on our consolidated financial statements.
2. Acquisitions and Acquisition-Related Items

AtheroMed Acquisition

On June 17, 2014, we completed the acquisition of all outstanding equity interests in AtheroMed, Inc., or AtheroMed, a privately-held company engaged in the development of atherectomy technology used in the treatment of peripheral artery disease, or PAD. AtheroMed’s Phoenix® Atherectomy System, or Phoenix, received 510(k) clearance in January 2014, has a CE Mark, and has reimbursement in the U.S. and select countries in Europe. The primary reasons for the acquisition were to diversify our product offerings and to allow us the opportunity to better position ourselves in the peripheral vascular market. The transaction was accounted for as a business combination. The operating results of AtheroMed from the date of acquisition are included in our unaudited condensed consolidated financial statements.
We paid approximately $116.5 million in cash at closing, which amount was partially offset by our acquisition at closing of approximately $1.7 million in cash. In addition, we agreed to pay a cash milestone of $15.0 million if FDA clearance of a premarket 510(k) notification is received on or before November 15, 2014 for AtheroMed's second generation Phoenix Atherectomy System. The fair market value of this contingent consideration was estimated to be $14.0 million at acquisition. The 510(k) notification was submitted and approved by the FDA during the third quarter of 2014, and the $15.0 million cash milestone was paid during the third quarter of 2014.

Furthermore, we may be required to make payments upon reaching certain sales milestones. We estimate the contingent sales milestone payments to be approximately $39.4 million and the fair value of this contingent consideration was preliminarily estimated to be $29.0 million at acquisition. We determined the fair value of the contingent consideration relative to the milestone payments based on commercial sales of AtheroMed products using various estimates, including revenue projections, discount rates and amount of time until the conditions of the milestone payments are met. This fair value measurement is based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy. At September 30, 2014, for the fair value relative to the milestone payments based on the commercial sales of AtheroMed products, the key assumptions in applying the income approach include an 11% discount rate and probability-weighted expected milestone payment ranges from $32.8 million to $49.2 million based on estimated commercial sales of AtheroMed products ranging from $59.9 million to $89.9 million from 2015 to 2017. Using different valuation assumptions could result in significant differences in the fair value of the contingent consideration and accretion expense in the current or future periods.
The assets acquired, consisting primarily of developed technology valued at $61.9 million and IPR&D valued at $9.0 million, were recorded at their estimated fair values as of the acquisition date. The estimated fair value of the IPR&D was determined using the multi-period excess earnings method, a variation of the income approach. The multi-period excess earnings method estimates the value of an intangible asset equal to the present value of the incremental after tax cash flows attributable to that intangible asset. The fair value using the multi-period excess earnings method was dependent on an estimated weighted average cost of capital for AtheroMed of 11%, which represents a rate of return that a market participant would expect for these assets.
The following table sets forth the changes in the estimated fair value of the Company’s contingent liabilities measured on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	September 30, 2014
	Three months ended	Nine months ended
Fair value measurement at beginning of period / acquisition	$43,145	$43,000
Change in fair value measurement included in operating expenses	1,783	1,928
Contingent consideration settled	(15,053)	(15,053)
Fair value measurement at end of period	29,875	29,875
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
As of the date of this Quarterly Report on Form 10-Q, the Company is still finalizing the allocation of the purchase price and the valuation of its contingent consideration. Changes to the current allocation and contingent consideration may occur as additional information becomes available including, but not limited to, the valuation of inventory, fixed assets, intangible assets and deferred taxes, with such changes recorded as an adjustment to goodwill.
The acquisition was not individually or collectively considered material to the overall unaudited condensed consolidated financial statements and results of operations of the Company.
Pioneer Acquisition
On August 30, 2013, we completed the acquisition of the Pioneer Plus re-entry catheter product line, or Pioneer, from Medtronic, Inc. or Medtronic. The product line is an interventional medical device designed to enable the crossing of sub-total, total and chronic total occlusions within the peripheral vasculature, potentially eliminating the need for surgery. The primary reason for the acquisition was to increase our penetration of the peripheral vascular market with a therapeutic product offering and continue to diversify our product offerings beyond coronary applications. The transaction was accounted for as a business combination. The operating results of Pioneer from the date of acquisition were included in our unaudited condensed consolidated financial statements.
The aggregate purchase price was $15.0 million. The assets acquired, primarily $12.7 million of intangible assets, were recorded at their estimated fair values as of the acquisition date. The excess of purchase price over the fair value of the assets acquired and liabilities assumed was $1.5 million, which represented the goodwill amount resulting from the acquisition and was allocated to our medical segment and is not deductible for income tax purposes.

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
In addition, subject to the terms of the merger agreement, we may be required to make payments upon reaching various sales milestones. We determined the fair value of the contingent consideration relative to the milestone payments based on commercial sales of Crux products using various estimates, including revenue projections, discount rates and amount of time until the conditions of the milestone payments are met. This fair value measurement is based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy. At September 30, 2014, for the fair value relative to the milestone payments based on the commercial sales of Crux products, the key assumptions in applying the income approach include a 10% discount rate and probability-weighted expected milestone payment ranges from $23.4 million to $64.3 million based on estimated commercial sales of Crux products ranging from $94.4 million to $204.9 million from 2014 to 2019. During the second quarter of 2014, we reduced the future revenue estimates based on our initial commercial experience. Offsetting the reduction in the liability related to the change in future revenue estimates was a reduction in the discount rate from 14% to 10% to reflect a reduction in the risk premium associated with commercialization now that the product is in full market release. Using different valuation assumptions could result in significant differences in the fair value of the contingent consideration and accretion expense in the current or future periods.
The following table sets forth the changes in the estimated fair value of the Company’s contingent liabilities (net of working capital receivable adjustment) measured on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Fair value measurement at beginning of period	$24,290	$31,687	$33,638	$30,231
Change in fair value measurement included in operating expenses	(421)	881	(6,769)	2,337
Contingent consideration settled	—	—	(3,000)	—
Fair value measurement at end of period	23,869	32,568	23,869	32,568
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
In connection with the acquisition, we recorded a contingent liability of $1.1 million related to a government grant received to develop underlying technologies. The timing of repayment of the grant is contingent upon the generation of revenues derived from the technologies for which grant proceeds were received. We expect to generate revenues sufficient to repay the liability in its entirety. The grant was recorded as other liabilities at its present value using various estimates, including revenue projections, discount rate and estimated years of re-payment. This fair value measurement is based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy. At acquisition, for the fair value relative to this liability, the key assumptions in applying the income approach included an 8% discount rate and estimated commercial sales derived from the underlying technology ranging from $256.1 million to $298.3 million over the expected period of re-payment of 10 to 16 years. The long-term liability will be accreted to the re-payment amount of $1.9 million plus interest, with such accretion recorded as interest expense over the expected period of re-payment. As of September 30, 2014, there were no significant changes in the range of outcomes for the contingent liability recognized as a result of the acquisition.
Acquisition-Related Items
During the three months ended September 30, 2014, we recorded expense of $1.6 million from acquisition-related items, including $244,000 of transaction costs primarily associated with the AtheroMed and Sync-Rx acquisitions; and expense of $1.4 million, related to the change in fair value of the contingent consideration associated with the Crux and AtheroMed acquisitions, primarily due to passage of time.
During the nine months ended September 30, 2014, we recorded income of $3.8 million from acquisition-related items, including $1.0 million of transaction costs primarily associated with the AtheroMed and Sync-Rx acquisitions; and income of $4.8 million related to the change in fair value of the contingent consideration associated with the Crux and AtheroMed acquisitions, primarily due to the revised revenue forecasts for Crux, partially offset by a change in the discount factor for Crux and the passage of time for both acquisitions.
During the three and nine months ended September 30, 2013, we recorded charges of $1.3 million and $3.7 million, respectively, in acquisition-related items, including charges of $881,000 and $2.5 million, respectively, related to the change in fair value of the contingent consideration associated with the Crux acquisition, which is primarily due to the passage of time, and $358,000 and $810,000, respectively, in transaction costs primarily associated with the Crux and Pioneer acquisitions.
3. Financial Statement Details
Cash and Cash Equivalents and Available-for-Sale Investments
We invest our excess funds in U.S. government securities, corporate fixed income securities, commercial paper, certificates of deposit and money market funds. As of September 30, 2014, all of these investments were classified as available-for-sale and mature within 22 months. These investments are recorded at their estimated fair value, with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss.
At September 30, 2014 and December 31, 2013, available-for-sale investments are detailed as follows (in thousands):
At September 30, 2014

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Corporate debt securities	$140,927	$29	$62	$140,894
Short-term available-for-sale investments	$140,927	$29	$62	$140,894
Long-term:
Corporate debt securities	$44,317	$—	$73	$44,244
Long-term available for sale investments	$44,317	$—	$73	$44,244

At December 31, 2013

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Corporate debt securities	$164,570	$72	$4	$164,638
U.S. Treasury and agency debt securities	66,153	2	18	66,137
Short-term available-for-sale investments	$230,723	$74	$22	$230,775
Long-term:
Corporate debt securities	$11,697	$30	$—	$11,727
U.S. Treasury and agency debt securities	23,008	15	—	23,023
Long-term available for sale investments	$34,705	$45	$—	$34,750
Available-for-sale investments that are in an unrealized loss position at September 30, 2014 and December 31, 2013 are detailed as follows (in thousands):

	At September 30, 2014
	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$106,244	$135

	At December 31, 2013
	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$21,226	$4
U.S. Treasury and agency debt securities	40,982	18
	$62,208	$22
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
We hedge forecasted intercompany inventory transactions that are denominated in yen and euro. Forward contracts are used to hedge forecasted intercompany inventory transactions over specific time periods. These forward contracts are designated as cash flow hedges and have maturity dates of up to 22 months. Changes in the fair value of cash flow hedges, excluding time value of the hedges which is recorded as interest expense, are reported as a component of accumulated other comprehensive income (loss), or AOCI, within stockholders' equity. Once the underlying hedged transaction occurs, we de-designate the derivative, cease to apply hedge accounting treatment to the transaction, reclassify the gain or loss recorded to date from AOCI into cost of sales, and record any further gains or losses to exchange rate gain (loss). We evaluate hedge effectiveness at the inception of the hedge and on an ongoing basis. To the extent we experience ineffectiveness in our hedges, the gains or losses accumulated in other comprehensive income associated with the ineffective portion of the hedge are reclassified immediately into exchange rate gain (loss). We adjust the level and use of derivatives as soon as practicable after learning that an exposure has changed. We review all exposures on derivative positions on a regular basis.
At September 30, 2014 and December 31, 2013, the notional amount of our outstanding forward contracts was $120.4 million and $97.3 million, respectively, of which $56.4 million and $40.3 million, respectively, were designated as cash flow hedges. At September 30, 2014, our outstanding forward contracts mature through November 2015.

As of September 30, 2014, the deferred gain, net of tax, for those derivative contracts that qualified for hedge accounting treatment was $2.6 million, all of which will be reclassified from accumulated other comprehensive income (loss) into cost of sales at the then-current values over the next twelve months as the underlying hedged transactions are recognized.
The following tables summarize the location and fair values of derivative instruments on our unaudited condensed consolidated balance sheets (in thousands) at September 30, 2014 and December 31, 2013. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not.

	At September 30, 2014
	Asset Derivatives		Liability Derivatives
	Balance sheet location	Fair Value	Balance sheet location	Fair Value
Derivatives Designated as Hedging Instruments
Foreign exchange forward contracts	Other current assets	$3,685	Other current liabilities	$1
Foreign exchange forward contracts	Other long-term assets	140	Other long-term liabilities	—
Total Derivatives Designated as Hedging Instruments		3,825		1

Derivatives Not Designated as Hedging Instruments
Foreign exchange forward contracts	Other current assets	4,033	Other current liabilities	26
Total Derivatives Not Designated as Hedging Instruments		4,033		26

Total Derivatives		$7,858		$27

	As of December 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance sheet location	Fair Value	Balance sheet location	Fair Value
Derivatives Designated as Hedging Instruments
Foreign exchange forward contracts	Other current assets	$954	Other current liabilities	$251
Foreign exchange forward contracts	Other long-term assets	81	Other long-term liabilities	—
Total Derivatives Designated as Hedging Instruments		1,035		251

Derivatives Not Designated as Hedging Instruments
Foreign exchange forward contracts	Other current assets	1,953	Other current liabilities	1,164
Total Derivatives Not Designated as Hedging Instruments		1,953		1,164

Total Derivatives		$2,988		$1,415
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

	As of September 30, 2014
		Gross Amount Not Offset on the Balance Sheet
	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) or Pledged	Net Amount
Derivative Assets
Foreign exchange forward contracts	$7,858	$(27)	—	$7,831
Derivative Liabilities
Foreign exchange forward contracts	(27)	27	—	—
Total	$7,831	—	—	7,831

	As of December 31, 2013
		Gross Amount Not Offset on the Balance Sheet
	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) or Pledged	Net Amount
Derivative Assets
Foreign exchange forward contracts	$2,988	$(1,415)	—	$1,573
Derivative Liabilities
Foreign exchange forward contracts	(1,415)	1,415	—	—
Total	$1,573	—	—	1,573
The following table summarizes the effect of our foreign exchange forward contracts on our unaudited Condensed Consolidated Statements of Operations (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Derivatives Designated as Hedging Instruments
Gain (loss) recognized in other comprehensive income on foreign currency forward contracts (effective portion)	$4,243	$(727)	$3,585	$(719)
Gain (loss) reclassified from accumulated other comprehensive income into cost of revenue (effective portion)	16	(44)	313	(44)
Gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	(10)	43	(50)	11

Derivatives Not Designated as Hedging Instruments
Gain (loss) recognized in exchange rate gain (loss), net	$4,432	$(996)	$3,490	$4,880
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
We are exposed to credit losses in the event of nonperformance by the banks with which we transact foreign currency contracts. We currently hold foreign exchange forward contracts with two counterparties. Our overall risk of loss in the event of a counterparty default is limited to the amount of any unrealized gains on outstanding contracts (i.e., those contracts that have a positive fair value) at the date of default. We manage this credit risk by executing foreign currency contracts with major financial institutions with a Moody's and Standard & Poor's long-term debt rating of at least A/A2, and monitoring the credit ratings of our counterparties on a periodic basis.
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

•
Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Our Level 3 liability includes the contingent consideration related to the Crux and AtheroMed acquisitions and the other liability related to the Sync-Rx acquisition.

We utilize a third-party pricing service to assist us in obtaining fair value pricing for our investments. Pricing for certain securities is based on proprietary models. Inputs are documented in accordance with the fair value disclosure hierarchy. We also utilize third-party financial institutions to assist us in obtaining fair value pricing for our foreign currency forward contracts.
Contingent consideration arrangements obligate us to pay former shareholders of an acquired entity if specified future events occur or conditions are met such as the achievement of certain technological milestones or the achievement of targeted revenue milestones. We measure such liabilities using Level 3 unobservable inputs, applying the income approach, such as the discounted cash flow technique, or the probability-weighted scenario method. We used various key assumptions, such as the probability of achievement of the agreed milestones and the discount rate, in our determination of the fair value of contingent consideration. We monitor the fair value of the contingent consideration and the subsequent revisions are reflected in our unaudited consolidated statements of operations. For a further discussion on the key assumptions used in determining the fair value and the change in the estimated fair value of the contingent consideration during the three and nine months ended September 30, 2014, refer to Note 2, "Acquisitions and Acquisition-Related Items".
In connection with the Sync-Rx acquisition, we recorded a contingent liability related to a government grant received to develop underlying technologies. The timing of repayment of the grant is contingent upon the generation of revenues derived from the technologies for which grant proceeds were received. We measure such liability using Level 3 unobservable inputs, applying the income approach, such as the discounted cash flow technique, or the probability-weighted scenario method. The grant was recorded as other liabilities at its present value using various estimates, including revenue projections, discount rate and estimated years of re-payment. We monitor the fair value of the contingent liability and the subsequent revisions are reflected in our Statements of Operations. For a further discussion on the key assumptions used in determining the fair value, refer to Note 2, "Acquisitions and Acquisition-Related Items - Sync-Rx Acquisition".
During the three and nine months ended September 30, 2014 and 2013, no transfers were made into or out of the Level 1, 2, or 3 categories.
Financial assets and liabilities measured at fair value on a recurring basis are summarized below at September 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at September 30, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash	$19,141	$19,141	$—	$—
Money market funds	12,818	12,818	—	—
Corporate debt securities	140,894	—	140,894	—
Foreign currency forward contracts	7,718	—	7,718	—
Non-current:
Corporate debt securities	44,244	—	44,244	—
Foreign currency forward contracts	140	—	140	—
Total assets measured at fair value	$224,955	$31,959	$192,996	$—
Liabilities:
Current:
Foreign currency forward contracts	$27	$—	$27	$—
Other liabilities, current portion	95	—	$—	95
Contingent consideration, current portion (1)	365	—	—	365
Non-current:
Other liabilities	1,036	—	—	1,036
Contingent consideration	53,379	—	—	53,379
Total liabilities measured at fair value	$54,902	$—	$27	$54,875

(1)	This amount is reflected net of the fair value of the working capital receivable in the amount of $1.3 million at September 30, 2014.

	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash	$98,436	$98,436	$—	$—
Money market funds	8,723	8,723	—	—
Corporate debt securities	164,638	—	164,638	—
U.S. Treasury and agency debt securities	66,137	66,137	—	—
Foreign currency forward contracts	2,907	—	2,907	—
Non-current:
Corporate debt securities	11,727	—	11,727	—
U.S. Treasury and agency debt securities	23,023	23,023	—	—
Foreign currency forward contracts	81	—	81	—
Total assets measured at fair value	$375,672	$196,319	$179,353	$—
Liabilities:
Current:
Foreign currency forward contracts	$1,415	$—	$1,415	$—
Contingent consideration, current portion (1)	3,750	—	—	3,750
Non-current:
Other liabilities	1,249	—	—	1,249
Contingent consideration	29,888	—	—	29,888
Total liabilities measured at fair value	$36,302	$—	$1,415	$34,887

(1)	This amount is reflected net of the fair value of the working capital receivable in the amount of $1.2 million at December 31, 2013.
Inventories
Inventories consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Finished goods (1)	$37,325	$27,237
Work-in-process	13,243	12,051
Raw materials	25,774	21,682
	$76,342	$60,970

(1)	Finished goods inventory includes consigned inventory of $6.1 million and $5.6 million at September 30, 2014 and December 31, 2013, respectively.
Intangible Assets
Intangible assets consisted of the following (in thousands):

	September 30, 2014
Intangible assets subject to amortization	Cost	Accumulated Amortization	Net	Weighted- Average Life (in years) (1)
Developed technology	$121,807	$22,337	$99,470	12.3
Licenses	7,366	7,125	241	9.0
Customer relationships	4,213	4,066	147	6.2
Patents and trademarks	14,594	3,297	11,297	13.9
Covenant not to compete	600	208	392	3.0
	148,580	37,033	111,547	12.1
Intangible assets not yet subject to amortization
In-process research and development	13,260	—	13,260	n/a
	$161,840	$37,033	$124,807

	December 31, 2013
Intangible assets subject to amortization	Cost	Accumulated Amortization	Net	Weighted- Average Life (in years) (1)
Developed technology	$57,507	$16,393	$41,114	8.6
Licenses	7,441	7,102	339	8.8
Customer relationships	4,441	4,312	129	6.1
Patents and trademarks	13,668	2,894	10,774	13.2
Covenant not to compete	300	108	192	3.0
	83,357	30,809	52,548	9.2
Intangible assets not yet subject to amortization
In-process research and development	5,560	—	5,560	n/a
	$88,917	$30,809	$58,108

(1)	Weighted average life of intangible assets is presented excluding fully amortized assets.
At September 30, 2014, future amortization expense related to our intangible assets subject to amortization is expected to be as follows (in thousands):

2014	2,917
2015	11,366
2016	11,141
2017	10,570
2018	10,514
Thereafter	65,039
$111,547
Restructuring Activity
Disposables Manufacturing Transition to Costa Rica Initiative
During the second quarter of 2013, our management approved plans to consolidate and transition our manufacturing resources related to the manufacturing of disposables to Costa Rica. Activities under this restructuring plan were initiated in the second quarter of 2013 and are expected to be substantially completed by mid-2015. We estimate that this restructuring plan will result in total pre-tax charges of approximately $2.8 million, all of which are one-time termination benefits, including severance payments and continuing medical benefits.
A summary of the activities related to this initiative is presented below (in thousands):

Employee Termination Cost
Balance at 01/01/2013	$—
Restructuring charges during 2013	333
Payments during 2013	(333)
Balance at 12/31/2013	$—
Restructuring charges during nine months ended 9/30/2014	251
Payments during nine months ended 09/30/2014	(251)
Balance at 9/30/2014	$—
Strategic Reorganization Initiative
During the third quarter of 2013, our management evaluated various development projects, product lines and functional areas in an effort to reprioritize and reallocate our resources within our distribution, research and development, and clinical programs to focus on development and commercial efforts that we believe better advance our key strategies. The key elements under this restructuring plan include the discontinuation of development programs for our forward-looking IVUS, or FL.IVUS, forward-looking intracardiac echocardiography, or FL.ICE, and optical computed tomography, or OCT, intravascular coronary imaging development programs, the termination of the commercial sale of the ReFLOW product line, and a modest reorganization of several functional areas and business units within the Company.
Activities under this restructuring plan were initiated in the third quarter of 2013 and were substantially completed during the second quarter of 2014. This restructuring resulted in total pre-tax charges of approximately $18.6 million, of which approximately $6.4 million resulted or will result in cash outlay. The following provides a summary of the total costs associated with the plan by major type of cost (in thousands):

Type of Cost	Total Estimated Amount
Employee termination benefits	$2,659
Asset impairments	12,221
Other associated costs	3,713
Total	$18,593
A summary of the restructuring charges related to this initiative is presented below (in thousands):

	Employee Termination Benefits	Asset Impairments	Other Associated Costs	Total
Balance at 01/01/2013	$—	$—	$—	$—
Restructuring charges during 2013	2,867	11,402	4,772	19,041
Payments/impairments during 2013	(797)	(11,402)	—	(12,199)
Balance at 12/31/2013	$2,070	$—	$4,772	$6,842
Restructuring charges during 2014	$(210)	818	(1,056)	(448)
Payments/impairments during 2014	$(1,337)	(818)	(3,716)	(5,871)
Balance at 09/30/2014	523	—	—	523
The employee termination benefits include severance payments and continuing medical and other benefits. The asset impairments are related to the discontinued programs and include impairment of property, plant and equipment assets, impairment of intangible assets and other tangible asset impairments. The other associated costs include the contract termination costs related to our purchase and lease commitments, and other costs directly related to the restructuring activities. The $1.1 million reduction in other associated costs during the nine months ended September 30, 2014 is primarily from negotiating a favorable settlement on a contract termination. Reductions in employee termination benefits are the result of final severance costs being less than previously estimated.
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
The carrying values of the liability and equity components of both the 2017 Notes and the 2015 Notes are reflected in our unaudited condensed consolidated balance sheets as follows (in thousands):

	September 30, 2014	December 31, 2013
Debt:
2.875% Convertible Senior Notes due 2015:
Principal amount	$25,000	$25,000
Unamortized discount of liability component	(1,006)	(1,818)
Unamortized debt issuance costs	(112)	(204)
Carrying value of liability component	23,882	22,978

1.75% Convertible Senior Notes due 2017:
Principal amount	460,000	460,000
Unamortized discount of liability component	(60,440)	(72,902)
Unamortized debt issuance costs	(7,515)	(9,064)
Carrying value of liability component	392,045	378,034

Equity—net carrying value
2.875% Convertible Senior Notes due 2015	$452	$452
1.75% Convertible Senior Notes due 2017	89,415	89,415
The fair values of the Notes, which are all Level 2 measurements, are summarized as follows (in thousands):

	September 30, 2014	December 31, 2013
2.875% Convertible Senior Notes due 2015	$24,885	$25,950
1.75% Convertible Senior Notes due 2017	399,349	456,320
Total	$424,234	$482,270

4. Commitments and Contingencies
St. Jude Medical and LightLab Litigation Settlement
On August 7, 2014, Volcano and its wholly-owned subsidiary, Axsun Technologies, Inc., or Axsun, and together with Volcano, the Volcano Parties, entered into a Settlement, Release, License Agreement, and Covenants Not To Sue, or the Agreement, with St. Jude Medical, Inc., or St. Jude, and its affiliates St. Jude Medical, Cardiology Division, Inc., St. Jude Medical Systems AB, St. Jude Medical S.C., Inc., and LightLab Imaging, Inc., or LightLab, (collectively, the “St. Jude Parties”), to settle all currently ongoing litigation among the Volcano Parties and the St. Jude Parties. The settlement covers the following civil actions:

•	LightLab Imaging, Inc. v. Axsun Technologies, Inc. and Volcano Corporation, in the Massachusetts Superior Court and the Massachusetts Supreme Judicial Court, or the Massachusetts Proceeding;

•	Axsun Technologies, Inc. and Volcano Corporation v. LightLab Imaging, Inc., in the Delaware Chancery Court;

•	LightLab Imaging, Inc. v. Axsun Technologies, Inc. and Volcano Corporation, in the Delaware Chancery Court;

•	St. Jude Medical, Cardiology Division, Inc., St. Jude Medical Systems AB, and St. Jude Medical S.C., Inc. v. Volcano Corporation, in the United States District Court for the District of Delaware;

•	St. Jude Medical, Cardiology Division, Inc., St. Jude Medical Systems AB, and St. Jude Medical S.C., Inc. v. Volcano Corporation, in the United States District Court for the District of Delaware;

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
On May 14, 2012, Volcano moved to dismiss the complaint in its entirety. The motion sought to dismiss the breach of fiduciary duty and implied covenant claims without leave for amendment, and to dismiss the breach of contract claim with leave to amend. By order dated August 6, 2012, the Court granted Volcano's motion as to all issues with leave to amend. The plaintiffs filed a Second Amended Complaint on August 20, 2012, which included a single claim for breach of the Merger Agreement. In addition, the plaintiffs identified in the Second Amended Complaint are listed as Christopher E. Banas and Paul Castella in their respective capacities as Shareholder Representatives under the Merger Agreement. Volcano answered the Second Amended Complaint on September 4, 2012, and in the same document Volcano asserted several affirmative defenses. In March 2014, the Court granted Volcano's motion for summary judgment and entered judgment in favor of Volcano. The plaintiffs have filed a notice of appeal. Volcano filed a petition to recover its attorneys’ fees as the prevailing party pursuant to the Merger Agreement. Volcano is awaiting the Court’s order.
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

Commitments
We have obligations under non-cancelable purchase commitments. The majority of these obligations related to inventory, primarily raw materials. At September 30, 2014, the future minimum payments under these non-cancelable purchase commitments totaled $80.3 million. Approximately $76.1 million of these commitments will require payment in 12 months, of which $75.8 million of these commitments will require payment prior to December 31, 2014. The remaining amount will require payments on various dates through 2016.
We have commitments to provide funding for various clinical studies, for which we will be billed as services are performed under these agreements. At September 30, 2014, the remaining obligation under these agreements collectively is insignificant to our financial condition. In addition, we have entered into agreements with other third parties to sponsor clinical studies. Generally, we contract with one or more clinical research sites for a single study and no one agreement is material to our consolidated results of operations or financial condition. We are usually billed as services are performed based on enrollment and are required to make payments over periods ranging from less than one year up to five years. Our actual payments under these agreements will vary based on enrollment.

At September 30, 2014, we have a commitment to purchase an additional $2.0 million of preferred shares in an existing cost-method investment in a private company. This commitment will expire in February 2015 if the option is not exercised by the private company.
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
At September 30, 2014, we have granted stock options, time-vested restricted stock units, or RSUs, and performance-based RSUs, or PRSUs, under the 2005 Amended Plan. Stock options previously granted under the 2000 Long Term Incentive Plan that are canceled or expired will increase the shares available for grant under the 2005 Amended Plan. In addition, employees have purchased shares of the Company’s common stock under the 2007 Employee Stock Purchase Plan, or the Purchase Plan. According to the terms of the Purchase Plan, the number of shares of common stock available for issuance under the Purchase Plan was automatically increased by 600,000 shares on January 1, 2014. At September 30, 2014, 6,049,248 shares and 432,288 shares remained available to grant under the 2005 Amended Plan and the Purchase Plan, respectively.
On February 12, 2014, our Compensation Committee adopted, under the terms of the 2005 Amended Plan, the 2014 Long Term Incentive Plan, or LTIP, and granted PRSUs under such LTIP. The PRSUs will vest contingent on the achievement of our revenue goal, our revenue growth and relative total shareholder return, which is measured against the performance of a defined peer group. Half of the PRSUs are earned based on the achievement of our revenue goal and revenue growth, or the performance condition, and the remaining half of the PRSUs are earned based on the achievement of the revenue goal and the relative total shareholder return, or the market condition.
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
The measurement period for the PRSUs granted under the LTIP with the market condition is our 2014 and 2015 fiscal years. The market condition awards can range from 0% to 200% of the number of original shares granted. If the pre-determined market goal is met, shares of stock subject to the PRSUs with the market condition granted to the recipient will begin to vest, with two-thirds vesting on the date of certification of achievement of the pre-determined market goal, and the remaining one third vesting on December 31, 2016, subject to continued service.
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

Three and nine months ended September 30, 2014
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
Stock Options
The fair value of each stock option is estimated on the date of grant using the Black-Scholes model utilizing the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Risk-free interest rate	1.6%	1.3%	1.6%	0.8%
Expected life (years)	4.6	4.6	4.6	4.2
Estimated volatility	34.8%	41.9%	35.7%	39.3%
Expected dividends	None	None	None	None
Weighted-average grant date fair value	$4.76	$7.34	$5.61	$7.44
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
Employee Stock Purchase Plan

The first offering period under the Purchase Plan commenced in September 2007. The fair value of each purchase option under the Purchase Plan is estimated at the beginning of each purchase period using the Black-Scholes model utilizing the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Expected life (years)	0.5	0.5	0.5	0.5
Estimated volatility	38.7%	29.6%	35.4%	30.0%
Expected dividends	None	None	None	None
Fair value of purchase right	$4.67	$5.53	$5.03	$5.21
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
The following table sets forth stock-based compensation expense included in our unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues	$144	$196	$465	$583
Selling, general and administrative	2,641	3,592	9,053	10,152
Research and development	420	462	1,203	1,363
	$3,205	$4,250	$10,721	$12,098
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
The following table sets forth our revenues by segment and product (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Medical segment:
Consoles	$9,508	$10,964	$28,243	$31,469
Single-procedure disposables:
IVUS	44,909	46,024	139,771	143,869
FM	31,504	27,869	92,421	83,345
Other	9,697	8,809	28,940	25,725
Sub-total medical segment	95,618	93,666	289,375	284,408
Industrial segment	1,839	2,143	5,215	5,976
	$97,457	$95,809	$294,590	$290,384
The following table sets forth our revenues by geography expressed as dollar amounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues (1):
United States	$49,647	$46,673	$145,947	$139,076
Japan	21,678	26,368	68,964	82,292
Europe, the Middle East and Africa	20,329	17,371	61,941	51,512
Rest of world	5,803	5,397	17,738	17,504
	$97,457	$95,809	294,590	$290,384

(1)
Revenues are attributed to geographies based on the location of the customer, except for shipments to original equipment manufacturers, which are attributed to the country of origin of the equipment distributed.

At September 30, 2014, approximately 49% of our long-lived assets, excluding financial assets, are located in the U.S., approximately 38% are located in Costa Rica, approximately 8% are located in Japan, and approximately 5% are located in our remaining geographies. At December 31, 2013, approximately 50% of our long-lived assets, excluding financial assets, were located in the U.S., approximately 38% were located in Costa Rica, approximately 8% were located in Japan, and approximately 4% were located in our remaining geographies.
At September 30, 2014 and December 31, 2013, goodwill of $150.9 million and $55.1 million, respectively, has been allocated entirely to our medical segment.

7. Income Taxes
Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain discrete items. The Company recorded an income tax benefit of $8.3 million during the nine months ended September 30, 2014, resulting in an effective benefit rate of 30.7%. The effective tax rate differs from the Federal statutory rate of 35.0% primarily due to foreign income tax rate differentials and nondeductible expenses such as certain stock compensation and acquisition related items.
We recorded an income tax benefit of $10.2 million during the nine months ended September 30, 2013, resulting in an income tax benefit rate of 42.0%. During the nine months ended September 30, 2013, federal legislation was enacted within the U.S. that retroactively allowed the research and development tax credit for all of 2012 and extended the credit through the twelve months ending December 31, 2013. Because this legislation was enacted in 2013, the full benefit of the credit related to 2012 activities was recognized during the nine months ended September 30, 2013. In the absence of the 2012 federal research and development tax credit, our effective benefit tax rate for the nine months ended September 30, 2013 would have been 38.0%.
Our effective tax benefit rate decreased for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The decrease was primarily due to the expiration of the federal research and development tax credit in December 2013 and nondeductible expenses related to stock compensation. In addition to the above noted items, the effective tax rate during the nine months ended September 30, 2013 included tax benefits related to the 2012 federal research and development tax credit’s retroactive reinstatement in January 2013.

During the three months ended September 30, 2014, certain stock options were exercised and certain shares related to restricted stock awards vested at times when the Company’s stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. Such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. During the three months ended September 30, 2014, no shortfalls reduced additional paid-in capital and $787,000 of the shortfall was included in income tax expense.
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
In 2013, the Company incurred a net loss, and is not projecting a return to profitability in 2014. As of September 30, 2014, management has evaluated the recoverability of its Federal deferred tax assets, including factors such as a consideration of forecasted operating results, in-process changes in its manufacturing processes, potential tax planning strategies, as well as the period of time that will transpire before the underlying deferred tax assets will expire. Based on this evaluation, management has concluded that it is more likely than not that the underlying deferred tax assets will be utilized prior to their expiration, and therefore continues to believe that the Federal deferred tax assets will be recovered.
Further, during the fourth quarter of 2013, we concluded that it was more likely than not that we would not be able to realize our U.S. state and select foreign deferred tax assets. The Company’s continues to maintain the recorded valuation allowance against our U.S. state and select foreign deferred tax assets as of September 30, 2014.
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
Our platform products consist of consoles that are marketed as stand-alone units or as units that can be integrated into a variety of hospital-based interventional surgical suites called catheterization laboratories, or cath labs. We have developed customized cath lab versions of these consoles and are developing additional functionality options as part of our cath lab integration initiative. Our consoles have been designed to serve as a multi-modality platform for our phased array and rotational IVUS catheters, FFR pressure and flow wires and image-guided therapy catheters, such as the Pioneer Plus reentry device acquired from Medtronic, Inc., or Medtronic, on August 30, 2013.
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
Through Crux Biomedical, Inc., or Crux, one of our wholly-owned subsidiaries, we develop and manufacture our inferior vena cava (IVC) filter technology. Our Crux Vena Cava Filter System is used in the prevention of recurrent pulmonary embolism by means of percutaneous placement in the inferior vena cava, or IVC.

On June 17, 2014, we acquired AtheroMed, Inc., or AtheroMed, a privately-held company engaged in the development of atherectomy technology used in the treatment of peripheral artery disease, or PAD, with its product Phoenix® Atherectomy System, or Phoenix. Phoenix is comprised primarily of an atherectomy catheter with a front-cutting element at its tip and does not require consoles or other capital equipment. The first generation Phoenix atherectomy system had received FDA clearance and was CE marked prior to acquisition. The second generation received FDA clearance during the third quarter of 2014. We believe our acquisition of AtheroMed will allow us to further diversify our product offerings and to allow us the opportunity to better position ourselves in the peripheral vascular market.
Through Axsun Technologies, Inc., or Axsun, one of our wholly owned subsidiaries, we also develop and manufacture optical monitors for the telecommunications industry, laser and non-laser light sources, optical engines used in medical optical coherence topography, or OCT, imaging systems and advanced photonic components and sub-systems used in spectroscopy and other industrial applications. On August 7, 2014, we announced our intention to divest Axsun. The divestment could include a sale or winding down of Axsun's operations.
We have infrastructure in the U.S., Europe, Japan and Costa Rica. Our corporate office is located in San Diego, California. Our products are assembled or manufactured in our manufacturing facilities in the United States and Costa Rica. We have research and development facilities in the U.S. and Israel. We have sales offices in the U.S. and Japan; sales and distribution offices in Belgium and South Africa; and third-party distribution facilities in Japan.
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
At September 30, 2014, we had a worldwide installed base of over approximately 7,600 consoles, excluding our legacy In-Vision Gold systems. We intend to grow and leverage this installed base to drive recurring sales of our single-procedure disposable catheters and guide wires. In the nine months ended September 30, 2014, the sale of our single-procedure disposable catheters and guide wires accounted for $232.2 million, or 80.2% of our medical segment revenues, a $5.0 million, or 2.2% increase from the nine months ended September 30, 2013, in which the sale of our single-procedure disposable catheters and guide wires accounted for $227.2 million, or 79.9% of our medical segment revenues.
In the nine months ended September 30, 2014 and 2013, 43.4% and 44.8%, respectively, of our revenues and 21.9% and 20.4%, respectively, of our operating expenses were denominated in various non-U.S. dollar currencies, primarily the Japanese yen, or yen, and the euro. We expect that a significant portion of our revenue and operating expenses will continue to be denominated in non-U.S. dollar currencies. As a result, we are subject to risks related to fluctuations in foreign currency exchange rates, which could affect our operating results in the future. If our yen- or euro-denominated sales exceed our yen- or euro-denominated costs, and the U.S. dollar strengthens relative to the yen or the euro, there is an adverse effect on our results of operations. Conversely, if the U.S. dollar weakens relative to the yen or the euro, there is a positive effect on our results of operations. For example, the average exchange rate of one U.S. dollar to yen increased 6.9% from 96.6 in the nine months ended September 30, 2013 to 103.2 in the nine months ended September 30, 2014, which resulted in a net negative impact to our operating results for the nine months ended September 30, 2014 in the amount of approximately $3.3 million as compared to the comparable period in the prior year. On the other hand, the average exchange rate of one euro to U.S. dollar increased 2.3% from 1.32 in the nine months ended September 30, 2013 to 1.35 in the nine months ended September 30, 2014. This resulted in a net positive impact to our operating results for the nine months ended September 30, 2014 in the amount of approximately $1.1 million as compared to the comparable period in the prior year. The overall impact from foreign currency exchange rate fluctuations of both the yen and the euro was a net negative impact of $2.2 million.
We use third-party manufacturing partners in certain areas of our manufacturing processes. We perform incoming inspections on all components manufactured by third parties and test the final products to assure quality control. We do not carry significant inventories of transducers or substrates. If we had to change suppliers, we expect that it would take 6 to 24 months to identify appropriate suppliers, complete design work and undertake the necessary inspections and testing before the new transducers and substrates would be available.
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
With respect to IVUS, two-year data released in 2013 from the ADAPT-DES study (Assessment of Platelet Therapy with Drug-Eluting Stents), the largest study conducted with IVUS guidance to date, indicated IVUS guidance was associated with reductions in certain serious patient events, including stent thrombosis and myocardial infarction, and that IVUS guidance was associated with a change in procedure 74% of the time. This data suggests that IVUS guidance can play an important role in helping to improve patient outcomes.
Regarding our iFR modality, the ADVISE II (Adenosine Vasodilator Independent Stenosis Evaluation) registry, sponsored by us, undertook to assess the clinical value of iFR to characterize, without concomitant administration of hyperemic agents such as adenosine and outside a specified range of iFR values, coronary stenosis severity as determined with FFR. The final ADVISE II data reported that the hybrid iFR/FFR approach correctly matched an FFR-only approach in 94.2 percent of coronary stenosis and successfully avoided use of adenosine in 65.1 percent of patients. These data suggest the clinical value of the hybrid iFR/FFR approach in helping to improve patient outcomes.
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
Revenues. We derive our revenues from two reportable segments: medical and industrial. Our medical segment represents our core business, in which we derive revenues primarily from the sale of our consoles and single-procedure disposables. Our industrial segment derives revenues related to the sales of Axsun’s micro-optical spectrometers and optical channel monitors to telecommunication and other industrial companies. In the nine months ended September 30, 2014, we generated $294.6 million of revenues which is comprised of $289.4 million from our medical segment and $5.2 million from our industrial segment. We experienced increases in revenues related to FFR single-procedure disposables and decrease in revenues related to consoles and IVUS single-procedure disposables in the nine months ended September 30, 2014 compared with the same period in the prior year. In the nine months ended September 30, 2014, 9.8% of our medical segment revenues were derived from the sale of our consoles, 48.3% from IVUS single-procedure disposables and 31.9% from FFR single-procedure disposables as compared with 11.1% from consoles, 50.6% from IVUS single-procedure disposables and 29.3% from FFR single-procedure disposables in the same period in the prior year. Other revenues consist primarily of service and maintenance revenues, shipping and handling revenues, sales of distributed products, sales of medical products manufactured by our Axsun subsidiary, spare parts sales, and license fees.
We expect to continue experiencing variability in our quarterly revenues from console sales due in part to the timing of hospital capital equipment purchasing decisions. Further, we expect variability of our revenues based on the timing of our new product introductions, which may cause our customers to delay their purchasing decisions until the new products are commercially available.
Our medical segment sales are generated by our direct sales representatives or through independent distributors and are shipped throughout the world from facilities in the United States, Japan, Belgium and South Africa. Our industrial segment sales are generated by our direct sales representatives or through independent distributors and these products are shipped primarily to telecommunications and industrial companies domestically and abroad from the United States.
Cost of Revenues. Cost of revenues consists primarily of material costs for the products that we sell and other costs associated with our manufacturing process, such as personnel costs, rent, depreciation related to our manufacturing equipment and utilities. In addition, cost of revenues includes depreciation of company-owned consoles, royalty expenses for licensed technologies included in our products, service costs, provisions for warranty, distribution, freight and packaging costs, and stock-based compensation expense related to manufacturing employees. We expect a trend of improvement in our gross margin for IVUS and FFR products if we are successful in our ongoing efforts to streamline and improve our manufacturing processes, increase production volumes and transition certain manufacturing operations to Costa Rica.
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
Results of Operations
The following table sets forth items derived from our unaudited condensed consolidated statements of operations for the three months ended September 30, 2014 and 2013, presented as a percentage of revenues, with the dollar and percentage change year over year (in thousands except for percentages):

					Changes
	Three Months Ended September 30,				Favorable (Unfavorable)
	2014		2013		$	%
Revenues	$97,457	100.0%	$95,809	100.0%	$1,648	1.7%
Cost of revenues, excluding amortization of intangibles	37,292	38.3	33,458	34.9	(3,834)	(11.5)
Gross profit	60,165	61.7	62,351	65.1	(2,186)	(3.5)
Operating expenses:
Selling, general and administrative	47,400	48.6	45,479	47.5	(1,921)	(4.2)
Research and development	13,508	13.9	16,609	17.3	3,101	18.7
Amortization of intangibles	2,804	2.9	834	0.9	(1,970)	(236.2)
Acquisition-related items	1,596	1.6	1,253	1.3	(343)	(27.4)
Restructuring charges	(229)	(0.2)	4,616	4.8	4,845	105.0
Total operating expenses	65,079	66.8	68,791	71.8	3,712	5.4
Operating loss	(4,914)	(5.0)	(6,440)	(6.7)	1,526	23.7
Interest income	237	0.2	327	0.3	(90)	(27.5)
Interest expense	(7,370)	(7.6)	(6,756)	(7.1)	(614)	(9.1)
Exchange rate gain	20	—	54	0.1	(34)	63.0
Other, net	56	0.1	(33)	—	89	(269.7)
Loss before income tax	(11,971)	(12.3)	(12,848)	(13.4)	877	6.8
Income tax benefit	(3,971)	(4.1)	(4,392)	(4.6)	(421)	(9.6)
Net loss	$(8,000)	(8.2)%	$(8,456)	(8.8)%	$456	5.4%
The following table sets forth items derived from our unaudited condensed consolidated statements of operations for the nine months ended September 30, 2014 and 2013, presented as a percentage of revenues, with the dollar and percentage change year over year (in thousands except for percentages):

					Changes
	Nine Months Ended September 30,				Favorable (Unfavorable)
	2014		2013		$	%
Revenues	$294,590	100.0%	$290,384	100.0%	$4,206	1.4%
Cost of revenues, excluding amortization of intangibles	110,086	37.4	102,624	35.3	(7,462)	(7.3)
Gross profit	184,504	62.6	187,760	64.7	(3,256)	(1.7)
Operating expenses:
Selling, general and administrative	147,064	49.9	134,784	46.4	(12,280)	(9.1)
Research and development	41,165	14.0	50,214	17.3	9,049	18.0
Amortization of intangibles	6,405	2.2	2,488	0.9	(3,917)	(157.4)
Acquisition-related items	(3,809)	(1.3)	3,742	1.3	7,551	201.8
Restructuring charges	(197)	(0.1)	4,874	1.7	5,071	104.0
Total operating expenses	190,628	64.7	196,102	67.5	5,474	2.8
Operating loss	(6,124)	(2.1)	(8,342)	(2.9)	2,218	(26.6)
Interest income	833	0.3	970	0.3	(137)	(14.1)
Interest expense	(21,868)	(7.4)	(19,908)	(6.9)	(1,960)	9.8
Exchange rate gain (loss)	91	—	(1,025)	(0.4)	1,116	(108.9)
Other, net	180	0.1	4,144	1.4	(3,964)	(95.7)
Loss before income tax	(26,888)	(9.1)	(24,161)	(8.3)	(2,727)	11.3
Income tax benefit	(8,266)	(2.8)	(10,156)	(3.5)	(1,890)	18.6
Net loss	$(18,622)	(6.3)%	$(14,005)	(4.8)%	$(4,617)	33.0%
The following table sets forth our revenues by segment and product (in thousands) and the changes in revenues between the specified periods:

	Three Months Ended September 30,		Changes		Nine Months Ended September 30,		Changes
	2014	2013	$	%	2014	2013	$	%
Medical segment:
Consoles	$9,508	$10,964	$(1,456)	(13.3)%	$28,243	$31,469	$(3,226)	(10.3)%
Single-procedure disposables:
IVUS	44,909	46,024	(1,115)	(2.4)%	139,771	143,869	(4,098)	(2.8)%
FFR	31,504	27,869	3,635	13.0%	92,421	83,345	9,076	10.9%
Other	9,697	8,809	888	10.1%	28,940	25,725	3,215	12.5%
Sub-total medical segment	95,618	93,666	1,952	2.1%	289,375	284,408	4,967	1.7%
Industrial segment	1,839	2,143	(304)	(14.2)%	5,215	5,976	(761)	(12.7)%
	$97,457	$95,809	$1,648	1.7%	$294,590	$290,384	$4,206	1.4%
The following table sets forth our revenues by geographic area (in thousands) and the changes in revenues in the specified periods:

	Three Months Ended September 30,		Changes		Nine Months Ended September 30,		Changes
	2014	2013	$	%	2014	2013	$	%
Revenue (1):
United States	$49,647	$46,673	$2,974	6.4%	$145,947	$139,076	$6,871	4.9%
Japan	21,678	26,368	(4,690)	(17.8)%	68,964	82,292	(13,328)	(16.2)%
Europe, the Middle East and Africa	20,329	17,371	2,958	17.0%	61,941	51,512	10,429	20.2%
Rest of world	5,803	5,397	406	7.5%	17,738	17,504	234	1.3%
	$97,457	$95,809	$1,648	1.7%	$294,590	$290,384	4,206	1.4%

(1)
Revenues are attributed to geographies based on the location of the customer, except for shipments to original equipment manufacturers, which are attributed to the country of origin of the equipment distributed.

Comparison of Three Months Ended September 30, 2014 and 2013
Revenues. Overall, the medical segment revenue in the three months ended September 30, 2014 compared with the three months ended September 30, 2013 increased slightly driven by increased demand for our FFR disposable products and growth in our EMEIA (Europe, Middle East, India & Africa) markets due to increased adoption of the technology. The decrease in IVUS disposable revenues was due to declines in market share in Japan, partially offset by increased revenue from the sale of products from the Pioneer Plus re-entry catheter product line which was acquired from Medtronic in August 2013. The increase in other revenues is primarily due to higher sales of service contracts and third-party products.
We recognized year-over-year increases in revenues across all our key geographic markets except for Japan. The decrease in Japan is partially due to the unfavorable impact of approximately $941,000 of foreign currency exchange rates related to the yen, a decreased reimbursement rate and a decrease in IVUS disposable sales in coronary procedures due to a decline in market share.
Cost of Revenues. The increase in the cost of revenues in the three months ended September 30, 2014 compared with the three months ended September 30, 2013 was due to higher sales volume and the cost of duplicate capacity as we transition certain manufacturing operations to Costa Rica. Gross margin was 61.7% of revenues in three months ended September 30, 2014, decreasing from 65.1% of revenues in the three months ended September 30, 2013. This unfavorable change in gross margin was primarily the result of the cost of duplicate capacity as mentioned, as well as unfavorable production variances related to our newer FM disposable products.
Selling, General and Administrative. The increase in selling, general and administrative expenses in the three months ended September 30, 2014 as compared with the three months ended September 30, 2013 was primarily due to the higher variable costs for U.S. sales driven by higher sales volumes and increased headcount in the sales organization in the U.S. and Europe, and increased marketing expense for promoting our peripheral products, offset by decreased legal expenses due to settled litigation and reduced compliance activities.

Research and Development. The decrease in research and development expenses in the three months ended September 30, 2014 compared with the three months ended September 30, 2013 was primarily due to the discontinuation of certain research and development projects as part of our restructuring efforts.
Amortization of Intangibles. The increase in amortization of intangibles in the three months ended September 30, 2014 as compared with the three months ended September 30, 2013 was primarily due to the amortization of intangible assets acquired from the Pioneer transaction in August 2013, the commencement of amortization of the Crux intangible asset related to the IVC filter technology in December 2013 and amortization of intangibles acquired with the acquisition of AtheroMed in June 2014.
Acquisition-Related Items. Acquisition-related items during the three months ended September 30, 2014 consisted primarily of the change in fair value of the contingent consideration related to the AtheroMed and Crux acquisitions primarily as a result of meeting the AtheroMed regulatory milestone and passage of time. The acquisition-related items during the three months ended September 30, 2013 consisted primarily of the change in fair value of the contingent consideration related to the Crux acquisition primarily as a result of the passage of time and transaction costs related to the Pioneer acquisition.
Restructuring Charges. Restructuring income during the three months ended September 30, 2014 consisted primarily of a favorable settlement of a previously accrued contract termination cost. Restructuring charges during the three months ended September 30, 2013 consisted of the impairment of intangible assets (in process research and development and developed technology) relating to the discontinuation of an in-process research and development project and termination of a product line.
Interest Income. The interest income for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 remains consistent.
Interest Expense. Interest expense during the three months ended September 30, 2014 and September 30, 2013 was primarily related to interest and accretion of debt discount incurred on the convertible debt issued in December 2012 ($460 million aggregate principal amount) and the convertible debt issued in September 2010 ($25 million aggregate principal amount). The increase in interest expense is due to the accretion of the debt discount.
Exchange Rate Gain. During the three months ended September 30, 2014 and 2013, the impact of fluctuations in exchange rates was significantly reduced by our hedging practices. Through our hedging program, we are able to reduce the volatility of our exchange rate gains and losses resulting from the remeasurement of our intercompany receivable balances and non-functional currency transactions at current exchange rates.
Other. During the three months ended September 30, 2014 and September 30, 2013, the Company's other income (expense) was minimal.
Income Tax (Benefit) Expense. During the three months ended September 30, 2014, we recognized income tax benefit of $4.0 million compared to an income tax benefit of $4.4 million during the three months ended September 30, 2013. Our effective tax benefit rate decreased for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The decrease was primarily due to the expiration of the federal research and development tax credit in December 2013 and nondeductible expenses related to stock compensation. In addition to the above noted items, the effective tax rate during the three months ended September 30, 2013 included tax benefits related to the 2012 federal research and development tax credit’s retroactive reinstatement in January 2013.
Comparison of Nine Months Ended September 30, 2014 and 2013
Revenues. Overall, the increase in medical segment revenue in the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013 was driven by increased demand for our disposable products, largely offset by the net $3.4 million unfavorable impact of foreign currency exchange rates related primarily to the yen. The increases in FFR disposable revenues were primarily due to the increased adoption of the technology based on clinical study data, partially offset by unfavorable impacts of foreign currency exchange rates related primarily to the yen. The decrease in IVUS disposable revenues was due to the unfavorable impact of foreign currency exchange rates related primarily to the yen and a decline in market share in Japan, partially offset by increased revenue from the sale of products from the Pioneer Plus re-entry catheter product line which was acquired from Medtronic in August 2013. The increase in other revenues is primarily due to higher sales of service contracts and third-party products.
We recognized year-over-year increases in revenues across all our key geographic markets except for Japan. The increase in Europe, the Middle East and Africa is driven by increased demand for our FFR disposable products due to increased adoption of the technology. The decrease in Japan is primarily due to the unfavorable impact of approximately $5.5 million of foreign currency exchange rates related to the yen, a decline in the reimbursement rate and a decrease in IVUS disposable sales in coronary procedures due to a decline in market share.

Cost of Revenues. The increase in the cost of revenues in the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013 was primarily due to higher sales volume and the cost of duplicate capacity as we transition certain manufacturing operations to Costa Rica. Gross margin was 62.6% of revenues in nine months ended September 30, 2014, decreasing from 64.7% of revenues in the nine months ended September 30, 2013. This unfavorable change in gross margin was primarily the result of the unfavorable impacts of foreign exchange rates related to the yen, unfavorable production variances related to our newer FM disposable products, royalties, and the cost of duplicate capacity as mentioned.
Selling, General and Administrative. The increase in selling, general and administrative expenses in the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013 was primarily due to the higher variable costs for U.S. sales driven by higher sales volumes, increased headcount in the sales organization in the U.S. and Europe, increased marketing expense for promoting our peripheral products, and increased facility expense related to our new corporate headquarters in San Diego, California, that we began to occupy in the third quarter of 2013.
Research and Development. The decrease in research and development expenses in the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013 was primarily due to the discontinuation of certain research and development projects as part of our restructuring efforts.
Amortization of Intangibles. The increase in amortization of intangibles in the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013 was primarily due to the amortization of intangible assets acquired from the Pioneer transaction in August 2013, the commencement of amortization of the Crux intangible asset related to the IVC filter technology in December 2013 and amortization of developed technology acquired with the June 2014 acquisition of AtheroMed.
Acquisition-Related Items. During the nine months ended September 30, 2014 we recorded income of $3.8 million from acquisition-related items, including $1.0 million of transaction costs primarily associated with the AtheroMed and Sync-Rx acquisitions; and income of $4.8 million related to the change in fair value of the contingent consideration associated with the Crux and AtheroMed acquisitions, primarily due to the revised revenue forecasts for Crux, partially offset by the passage of time and a change in the discount factor for Crux.
The acquisition-related items during the nine months ended September 30, 2013 consist of transaction costs related to the Sync-Rx and Crux acquisitions and the change in fair value of the contingent consideration related to the Crux acquisition primarily as a result of the passage of time.
Restructuring Charges. Restructuring charges during the nine months ended September 30, 2014 consisted primarily of $818,000 of tangible and intangible asset impairments related to the discontinuation of research and development programs offset by a favorable settlement of a previously accrued contract termination cost of approximately $1.0 million. Restructuring charges during the nine months ended September 30, 2013 consisted of $4.6 million for the impairment of certain intangible assets (in process research and development and developed technology) relating to the discontinuation of an in-process research and development project and termination of a product line, and $258,000 of employee termination costs related to the restructuring activities during the second quarter of 2013.
Interest Income. The interest income for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 remains consistent.
Interest Expense. Interest expense during the nine months ended September 30, 2014 and September 30, 2013 was primarily related to interest and accretion of debt discount incurred on the convertible debt issued in December 2012 ($460 million aggregate principal amount) and the convertible debt issued in September 2010 ($25 million aggregate principal amount). The increase in interest expense is due to the accretion of the debt discount.
Exchange Rate Gain (Loss). During the nine months ended September 30, 2014 and 2013, the impact of fluctuations in exchange rates was significantly reduced by our hedging practices. Through our hedging program, we are able to reduce the volatility of our exchange rate gains and losses resulting from the remeasurement of our intercompany receivable balances and non-functional currency transactions at current exchange rates.
Other. During the nine months ended September 30, 2014, the Company's other income (expense) was minimal. During the nine months ended September 30, 2013, we recognized $4.1 million of gains in connection with the sales of other long-term investments, which had been accounted for using the cost method.
Income Tax (Benefit) Expense. During the nine months ended September 30, 2014, we recognized income tax benefit of $8.3 million compared to an income tax benefit of $10.2 million during the nine months ended September 30, 2013. Our effective tax benefit rate decreased for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The decrease was primarily due to the expiration of the federal research and development tax credit in December 2013 and nondeductible expenses related to stock compensation. In addition to the above noted items, the effective tax rate during the nine months ended September 30, 2013 included tax benefits related to the 2012 federal research and development tax credit’s retroactive reinstatement in January 2013.
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
At September 30, 2014, our cash and cash equivalents and available-for-sale investments totaled $217.1 million. We invest our excess funds in U.S. government securities, corporate fixed income securities, commercial paper, certificates of deposit and money market funds.
At September 30, 2014, our accumulated deficit was $135.0 million. Since inception, we have generated significant operating losses. During the years ended December 31, 2012, 2011 and 2010, we achieved full years of profitability. During the nine months ended September 30, 2014, our business used approximately $5.6 million of cash related to operating activities. During the nine months ended September 30, 2013, our business provided $9.0 million in cash related to operating activities.
Cash Flows (in thousands)

	Nine Months Ended September 30,
	2014	2013
Net cash (used in) provided by operating activities	$(5,610)	$9,041
Net cash used in investing activities	(64,350)	(133,181)
Net cash (used in) provided by financing activities	(4,416)	5,757
Effect of exchange rate changes on cash and cash equivalents	(824)	(846)
Net change in cash and cash equivalents	$(75,200)	$(119,229)
Cash Flows (used in) provided by Operating Activities. Cash used in operating activities of $5.6 million for the nine months ended September 30, 2014 reflected our net loss of $18.6 million, adjusted for non-cash expenses, consisting primarily of $26.6 million of depreciation and amortization, including amortization or accretion of investment premium or discount, $10.7 million of stock-based compensation expense, $15.0 million of accretion of debt discount on convertible notes and other long term liabilities, $2.2 million of deferred income taxes and $818,000 of asset impairment primarily related to restructuring activities offset by $4.8 million for the net reduction in the contingent consideration liability primarily related to the Crux and AtheroMed acquisitions. An additional source of cash included an increase in accrued expenses including accrued compensation of $1.7 million. Uses of cash included increased inventories of $14.7 million, increases in prepaid expenses and other assets of $16.3 million and decreases in accounts payable of $9.7 million.
Cash provided by operating activities of $9.0 million for the nine months ended September 30, 2013 reflected our net loss of $14.0 million, adjusted for non-cash expenses, consisting primarily of $21.0 million of depreciation and amortization, including amortization or accretion of investment premium or discount, $12.1 million of stock-based compensation expense, $14.1 million of accretion of debt discount on convertible notes and other long term liabilities, $2.5 million for the accretion of the contingent consideration related to the Crux acquisition and $4.6 million of asset impairment related to restructuring activities. Uses of cash included an increase of accounts receivable of $3.2 million, an increase of prepaid expenses and other assets of $16.8 million, an increase in inventories of $15.2 million related to our expected sales demand and a decrease in accounts payable of $2.6 million.
Cash Flows used in Investing Activities. Cash used in investing activities was $64.4 million during the nine months ended September 30, 2014, resulting from cash paid for acquisitions, net of cash acquired, of $114.8 million, approximately $161.9 million used to purchase short-term and long-term available-for-sale investments offset by $239.5 million from the sale or maturity of available-for-sale investments, $22.9 million used for capital expenditures, including purchases of medical diagnostic equipment, manufacturing equipment and information technology systems, and $5.0 million used for other long-term assets and intangible asset purchases.
Cash used in investing activities was $133.2 million in the nine months ended September 30, 2013, resulting from approximately $342.7 million used to purchase short-term and long-term available-for-sale securities, $15 million used for the Pioneer acquisition, and $26.5 million used for capital expenditures, including purchases of medical diagnostic equipment, manufacturing equipment and information technology systems. These purchases were partially offset by $247.8 million from the sale or maturity of investments.
Cash Flows (used in) provided by Financing Activities. Cash used in financing activities in the nine months ended September 30, 2014 of $4.4 million consisted primarily of $16.9 million cash payment for the Crux and AtheroMed milestones, offset by $9.5 million cash received from exercises of common stock options and $3.1 million from the sale of common stock under our employee stock purchase plan.
Cash provided by financing activities in the nine months ended September 30, 2013 consisted primarily of $2.2 million from exercises of common stock options and $3.6 million from the sale of common stock under our employee stock purchase plan.
Future Liquidity Needs
At September 30, 2014, we believe our current cash and cash equivalents and our available-for-sale investments will be sufficient to fund working capital requirements, debt service requirements, capital expenditures and operations for at least the next 12 months, including the $25 million convertible senior notes due in September 2015. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.
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
Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification to business partners and customers for losses suffered or incurred for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The term of these indemnification arrangements is generally perpetual. The maximum potential amount of future payments we could be required to make under these agreements is unlimited. At September 30, 2014, we have not incurred any costs to defend lawsuits or settle claims related to these indemnification arrangements.

Contractual Obligations
At September 30, 2014, there were no additional material contractual obligations other than the items detailed in Note 4 - “Commitments and Contingencies–Purchase Commitments” and those disclosed in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" of our annual report on Form 10-K for the year ended December 31, 2013.

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
Interest Rate Risk
Our exposure to interest rate risk at September 30, 2014 is related to the investment of our excess cash into highly liquid financial investments as well as our convertible debt which has a fixed rate. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates.
At September 30, 2014, we held $217.1 million in cash and cash equivalents and available-for-sale investments of which $172.9 million consisted of highly liquid financial investments with original final maturities of one year or less and the remaining amount was long-term available-for-sale investments with original final maturities over one year. If interest rates were to increase instantaneously and uniformly by 10 basis points, compared to interest rates as of September 30, 2014, the fair market value of our investment portfolio would decrease by approximately $109,000.
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
Foreign Currency Exchange Risk
In the nine months ended September 30, 2014 and 2013, 43.4% and 44.8%, respectively, of our revenues and 21.9% and 20.4%, respectively, of our operating expenses were denominated in various non-U.S. dollar currencies, primarily the Japanese yen, or yen, and the euro. We expect that a significant portion of our revenue and operating expenses will continue to be denominated in non-U.S. dollar currencies. As a result, we are subject to risks related to fluctuations in foreign currency exchange rates, which could affect our operating results in the future. If our yen or euro denominated sales exceed our yen or euro denominated costs, and the U.S. dollar strengthens relative to the yen or the euro, there is an adverse effect on our results of operations. Conversely, if the U.S. dollar weakens relative to the yen or the euro, there is a positive effect on our results of operations. For example, the average exchange rate of one U.S. dollar to yen increased 6.9% from 96.6 in the nine months ended September 30, 2013 to 103.2 in the nine months ended September 30, 2014, which resulted in a net negative impact to our operating results for the nine months ended September 30, 2014 in the amount of approximately $3.3 million as compared to the comparable period in the prior year. On the other hand, the average exchange rate of one euro to U.S. dollar increased 2.3% from 1.32 in the nine months ended September 30, 2013 to 1.35 in the nine months ended September 30, 2014. This resulted in a net positive impact to our operating results for the nine months ended September 30, 2014 in the amount of approximately $1.1 million as compared to the comparable period in the prior year. The overall impact from foreign currency exchange rate fluctuations of both the yen and the euro was a net negative impact of $2.2 million.
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
We hedge forecasted intercompany inventory transactions that are denominated in yen and euro. Forward contracts are used to hedge forecasted intercompany inventory transactions over specific time periods. These forward contracts are designated as cash flow hedges and have maturity dates of up to 22 months. Changes in the fair value of cash flow hedges, excluding time value of the hedges which is recorded as interest expense, are reported as a component of accumulated other comprehensive income (loss), or AOCI, within stockholders' equity. Once the underlying hedged transaction occurs, we de-designate the derivative, cease to apply hedge accounting treatment to the transaction, reclassify the gain or loss recorded to date from AOCI into cost of sales, and record any further gains or losses to exchange rate gain (loss). We evaluate effectiveness at the inception of the hedge and on an ongoing basis. To the extent we experience ineffectiveness in our hedges, the gains or losses accumulated in other comprehensive income associated with the ineffective portion of the hedge are reclassified immediately into exchange rate gain (loss). We adjust the level and use of derivatives as soon as practicable after learning that an exposure has changed. We review all exposures on derivative positions on a regular basis.
We are exposed to credit losses in the event of nonperformance by the banks with which we transact foreign currency contracts. We currently hold foreign exchange forward contracts with two counterparties. Our overall risk of loss in the event of a counterparty default is limited to the amount of any unrealized gains on outstanding contracts (i.e., those contracts that have a positive fair value) at the date of default. We manage this credit risk by executing foreign currency contracts with major financial institutions with a Moody's and Standard & Poor's long-term debt rating of at least A/A2, and monitoring the credit ratings of our counterparties on a periodic basis.
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
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, at September 30, 2014, our disclosure controls and procedures were effective.
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
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
With respect to our IVUS products, our primary competitor is Boston Scientific, Inc., though our IVUS products also compete with the OCT products offered by St. Jude Medical, Inc., or St. Jude. Our FFR products compete with the products of St. Jude and ACIST Medical Systems, Inc. We also compete in Japan with respect to IVUS products with Terumo Corporation, or Terumo. Boston Scientific, St. Jude, Terumo and other potential competitors who are or may be substantially larger than us may enjoy competitive advantages, including:

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
Our success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures and technologies. Accordingly, we have acquired, and may in the future acquire, complementary businesses, products or technologies instead of developing them ourselves. In late 2012, we acquired Sync-Rx, Ltd., or Sync-Rx and Crux Biomedical, Inc., or Crux; in August 2013, we acquired the Pioneer Plus re-entry catheter product line, or Pioneer, from Medtronic, Inc; and in April 2014, we acquired AtheroMed, Inc., or AtheroMed. We can provide no assurance that the expected benefits of the Sync-Rx, Crux, Pioneer or AtheroMed acquisitions will be realized. Furthermore, we have agreed in the merger agreement with Crux that, in the event that we have not achieved the applicable commercial launch for one of the Crux products by June 30, 2016 (which date may be extended upon a specified payment by us to June 30, 2017), we will license back to the former Crux stockholders certain intellectual property rights relating to that product, which could adversely affect our business. We do not know if we will identify or complete any additional acquisitions, or whether we will be able to successfully integrate any acquired business, product or technology or retain key employees, including in connection with our acquisitions of Sync-Rx, Crux, Pioneer or AtheroMed. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. If we are unable to integrate any acquired businesses, products or technologies effectively, our business will suffer. We have entered, and may in the future enter, markets through our acquisitions that we are not familiar with and have no experience managing. If we fail to integrate these operations into our business, our resources may be diverted from our core business and this could have a material adverse effect on our business, financial condition and results of operations.
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
Even though we engage in foreign currency hedging arrangements for certain of our foreign currency exchange exposures, foreign currency fluctuations may adversely affect our revenues and earnings. During the nine months ended September 30, 2014, 23.2% and 20.2% of our revenues were denominated in Japanese yen, or yen, and the euro, respectively, and 10.5% and 11.4% of our operating expenses were denominated in yen and euro, respectively. We enter into derivative financial instruments, principally forward contracts, to manage a portion of the foreign currency risk related to transactions in non-functional currencies. Commencing in April 2013, we initiated a hedging program that broadened our use of foreign currency forward contracts to manage portions of our foreign currency risk related to certain forecasted intercompany inventory transactions with our foreign subsidiaries and expand the application of forward contracts to additional non-functional currency transactions worldwide. We cannot be assured our hedges will be effective or that the costs of the hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the yen and the euro, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results. In periods of a strengthening U.S. dollar relative to the yen or the euro, we would record less revenue and our results of operations could be negatively impacted.
General national and worldwide economic conditions may materially and adversely affect our financial performance and results of operations.
Our operations and performance depend significantly on national and worldwide economic conditions and the resulting impact on purchasing decisions and the level of spending on our products by customers in the geographic markets in which our IVUS and FFR and other products are sold or distributed. These economic conditions remain challenging in many countries and regions, including without limitation the United States, Japan, Europe, the Middle East and Africa, where we have generated most of our revenues. In the United States, the recovery from the recent recession has been below historic averages and the unemployment rate is expected to remain high for some time. The challenging global economic conditions have also led to concerns over the solvency of certain European Union member states, including Greece, Ireland, Italy, Portugal and Spain. The political unrest in the Middle East may have adverse consequences to the global economy or to our customers in the Middle East, which could negatively impact our business. In any event, uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. If our customers do not obtain or do not have access to the necessary capital to operate their businesses, or are otherwise adversely affected by the deterioration in national and worldwide economic conditions, this could result in reductions in the sales of our products, longer sales cycles and slower adoption of new technologies by our customers, which would materially and adversely affect our business. We experienced declines in the number of PCI procedures performed in the U.S. and in sales of our non-medical products to telecommunications and industrial companies during 2013 and 2014 due to, in part, the then-prevailing economic conditions. In addition, our customers', distributors' and suppliers' liquidity, capital resources and credit may be adversely affected by their relative ability or inability to obtain capital and credit, which could adversely affect our ability to collect on our outstanding invoices or lengthen our collection cycles or otherwise exercise remedies (including by foreclosing on the applicable products sold) against a defaulting customer or distributor, adversely affect our ability to distribute our products or limit our timely access to important sources of raw materials necessary for the manufacture of our consoles and catheters.
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
Our ability to operate this facility successfully will greatly depend on our ability to hire, train and retain an adequate number of employees, in particular employees with the appropriate level of knowledge, background and skills. We compete with several other medical device companies with manufacturing facilities in Costa Rica to hire these skilled employees. Should we be unable to hire such employees, and an adequate number of them, our business and financial results could be negatively impacted.
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
As of September 30, 2014, our directors, officers and principal stockholders (those holding more than 5% of our common stock) collectively controlled a significant portion of our outstanding common stock. To the extent our directors, officers and principal stockholders continue to hold a significant portion of our outstanding common stock, these stockholders, if they act together, would be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.
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

2.1+
Amendment and Plan of Merger by and Among the Registrant, Athena Sub, Inc, AtheroMed, Inc., and Fortis Advisors LLC, solely in its capacity as Securityholder's Representative (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on July 17, 2014 and amended on September 30, 2014, and incorporated herein by reference).

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

4.8
Second Supplemental Indenture, dated December 10, 2012, by and between the Registrant and Wells Fargo Bank, N.A. (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 10, 2012, and incorporated herein by reference).

4.9
Form of 1.75% Convertible Senior Notes due 2017 (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 10, 2012, and incorporated herein by reference).

10.1*	Separation Agreement and General Release of All Claims, effective July 1, 2014, by and between the Registrant and Jorge (George) J. Quinoy.

10.2+
Settlement, Release, License Agreement, and Covenants not to Sue, dated August 7, 2014, by and among the Registrant, Axsun Technologies, Inc., St. Jude Medical, Inc., St. Jude Medical, Cardiology Division, Inc., St. Jude Medical Systems AB, St. Jude Medical S.C., Inc. and LightLab Imaging, Inc.

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

Signature	Title	Date

/s/ John T. Dahldorf	Chief Financial Officer (principal financial officer, principal accounting officer and duly authorized officer)	November 7, 2014
John T. Dahldorf

EXHIBIT INDEX

Description

2.1+
Amendment and Plan of Merger by and Among the Registrant, Athena Sub, Inc., AtheroMed, Inc. and Fortis Advisors LLC, solely in its capacity as Securityholder's Representative (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 000-52045), as originally filed on July 17, 2014 and amended on September 30, 2014, and incorporated herein by reference).

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

4.8
Second Supplemental Indenture, dated December 10, 2012, by and between the Registrant and Wells Fargo Bank, N.A. (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 10, 2012, and incorporated herein by reference).

4.9
Form of 1.75% Convertible Senior Notes due 2017 (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 000-52045), as originally filed on December 10, 2012, and incorporated herein by reference).

10.1*	Separation Agreement and General Release of All Claims, effective July 1, 2014, by and between the Registrant and Jorge (George) J. Quinoy.

10.2+
Settlement, Release, License Agreement, and Covenants not to Sue, dated August 7, 2014, by and among the Registrant, Axsun Technologies, Inc., St. Jude Medical, Inc., St. Jude Medical, Cardiology Division, Inc., St. Jude Medical Systems AB, St. Jude Medical S.C., Inc. and LightLab Imaging, Inc.

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